Form 10-Q
period 2021-09-30
Vivid Seats Inc.
filed 2021-11-15
CIK 1856031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40926

Vivid Seats Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3355184
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 N. Canal Street Suite 800 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 291-9966

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SEAT	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A common stock	SEATW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2021, the registrant had 76,948,433 shares of Class A common stock, $0.0001 par value per share, outstanding and 118,200,000 shares of Class B common stock, $0.0001 par value per share, outstanding.

forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Vivid Seats Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could,” and other similar expressions which are predictions of, indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict.

For example, we may use forward-looking statements when addressing topics such as:

•
the COVID-19 pandemic, its duration, its impact on our business, results of operations, financial condition, liquidity, use of our borrowings, business practices, operations, suppliers, third-party service providers, customers, employees, industry, ability to meet future performance obligations, ability to efficiently implement advisable safety precautions;
•
our ability to raise financing in the future;
•
our future financial performance;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
our ability to pay dividends on our Class A common stock on the terms currently contemplated or at all; and
•
factors relating to our business, operations and financial performance, including, but not limited to:
o
the impact of the pandemic on our business and the industries in which we operate;
o
our ability to compete in the ticketing industry;
o
our ability to maintain relationships with buyers, sellers and distribution partners;
o
our ability to continue to improve our platform and maintain and enhance our brand;
o
the impact of extraordinary events or adverse economic conditions on discretionary consumer and corporate spending or on the supply and demand of live events;
o
our ability to comply with domestic regulatory regimes;
o
our ability to successfully defend against litigation;
o
our ability to maintain the integrity of our information systems and infrastructure, and to mitigate possible cyber security risks;
o
our ability to generate sufficient cash flows or raise additional capital necessary to fund our operations; and
o
other factors detailed under the section entitled “Risk Factors.”

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document, or in the case of statements incorporated by reference, on the date of the document incorporated by reference.

Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

RISK FACTORS SUMMARY

You should carefully read this quarterly report on Form 10-Q and especially consider the factors discussed in the section entitled “Risk Factors.” Such risks include, but are not limited to:

Risks related to our business and industry

•
The COVID-19 pandemic has had, and is likely to continue to have, a material negative impact on our business and operating results.
•
Our business is dependent on the continued occurrence of large-scale sporting events, concerts and theater shows and on relationships with buyers, sellers and distribution partners and any change in such occurrence or relationships could adversely affect our business.
•
Changes in Internet search engine algorithms or changes in marketplace rules could have a negative impact on traffic for our sites and ultimately, our business and results of operations.
•
We face intense competition in the ticketing industry.
•
Our business is dependent on the willingness of artists, teams and promoters to continue to support the secondary ticket market and any decrease in such support may result in decreased demand for our services.
•
If we do not continue to maintain and improve our platform and brand or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
•
We may be adversely affected by the occurrence of extraordinary events or factors affecting concert, sporting and theater events.
•
We may be unsuccessful in potential future acquisition endeavors.
•
Due to our business’ seasonality, our financial performance in particular financial periods may not be indicative of, or comparable to, our financial performance in subsequent financial periods.
•
The failure to retain, motivate or integrate any of our senior management team or other skilled personnel could have an adverse effect on our business, financial condition or results of operations.
•
The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or applications of privacy regulations.
•
Unfavorable legislative outcomes, or outcomes in legal proceedings in which we may be involved, may adversely affect our business and operating results.
•
System interruption and the lack of integration and redundancy in our systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.
•
Cyber security risks, data loss or other breaches of our network security could materially harm our business and results of operations.
•
We may fail to adequately protect or enforce our intellectual property rights or face potential liability and expense for legal claims alleging that the operation of our business infringes intellectual property rights of third parties.
•
Our payments system depends on third-party providers.
•
The agreements governing our indebtedness impose restrictions on us that limit the discretion of management in operating our business.
•
We depend on the cash flows of our subsidiaries in order to satisfy our obligations, and we may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our liquidity needs.

Risks related to our organizational structure after the business combination, including that:

•
Our Private Equity Owner will control us, and its interest may conflict with ours in the future.

•
We are a “controlled company” within the meaning of Nasdaq listing standards.
•
Our only material asset will be our direct and indirect interests in Hoya Intermediate.
•
The Tax Receivable Agreement will require us to make cash payments to Hoya Topco.
•
Our ability to pay dividends may be limited by our holding company structure and Delaware law.

Part I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

vivid seats inc.

(A wholly owned subsidiary of hoya intermediate, llC)

Condensed balance sheets

(Unaudited)

	March 29,	September 30,
	2021	2021
Assets
Total Assets	$—	$—
Liabilities and Stockholder's Equity
Total Liabilities	$—	$—
Commitments and contingencies
Stockholder's equity:
Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	$10	$10
Due from stockholder	(10)	(10)
Total stockholder's equity	—	—
Total liabilities and stockholder's equity	$—	$—

The accompanying notes are an integral part of these financial statements.

vivid seats inc.

Notes to the CONDENSED Balance sheetS

(Unaudited)

Note 1: Background and Nature of Operations

Vivid Seats Inc. (“the Company”) was incorporated in Delaware on March 29, 2021 as a wholly owned subsidiary of Hoya Intermediate, LLC (“Hoya Intermediate”). The Company was formed for the purpose of completing the transactions contemplated by the definitive transaction agreement, dated April 21, 2021 (the “Transaction Agreement”), by and among Horizon Acquisition Corporation (“Horizon”), a publicly traded special purpose acquisition company, Horizon Sponsor, LLC, a Delaware limited liability company, Hoya Intermediate, Hoya Topco, LLC (“Hoya Topco”), a Delaware limited liability company, the Company and the other parties thereto.

As more fully described below, on October 18, 2021, the transactions contemplated by the Transaction Agreement were completed. As a result, the Company holds approximately 39.4% of the common units of Hoya Intermediate, which represents a controlling interest in Hoya Intermediate.

The Business Combination

On April 21, 2021, Hoya Topco and Hoya Intermediate, our parent, entered into a definitive transaction agreement with Horizon and Horizon Sponsor, LLC to effect a merger of the Company and Horizon. The merger and other transactions contemplated by the Transaction Agreement (the "business combination") closed on October 18, 2021. Total cash proceeds from the business combination were $787,070 thousand. Refer to Note 4, Subsequent Events, for further details.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed balance sheets should be read in conjunction with the audited balance sheet and related notes. The Condensed Balance Sheet at March 29, 2021 included herein was derived from the audited financial statements at that date, but does not include all disclosures including notes required by GAAP. Separate statements of income and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity from March 29, 2021 to September 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Actual results could differ from those estimates.

Organization costs

Costs related to incorporation of the Company was paid by Hoya Intermediate and recorded as an expense of Hoya Intermediate after the business combination was completed.

Note 3: Stockholder’s Equity

The Company’s authorized capital stock consists of 1,000 shares of common stock, with a par value of $0.01 per share. On March 29, 2021, the Company issued 100 shares of common stock to Hoya Intermediate for aggregate consideration of $10.00.

vivid seats inc.

Notes to the CONDENSED Balance sheetS

(Unaudited)

Note 4: Subsequent Events

As described in Note 1, Background and Nature of Operations, the business combination was consummated on October 18, 2021 following the successful Horizon shareholder vote on October 14, 2021. The Company became a publicly traded company listed on the Nasdaq Global Select Market (“Nasdaq”) with Class A shares trading under the symbol “SEAT” and warrants trading under the symbol "SEATW".

In connection with the consummation of the business combination, the Company:

•
Issued 118,200,000 shares of Class B common stock and 6,000,000 warrants at an exercise price of $0.001 per share to purchase Class B common stock to Hoya Topco in exchange for the outstanding shares of Hoya Intermediate;
•
Issued 29,431,260 shares of Class A common stock to former shareholders of Horizon, whereby $311,898 thousand in cash and cash equivalents of Horizon became available to the Company;
•
Received $475,172 thousand in aggregate consideration from certain third-party investors, including Horizon Sponsor, LLC, in exchange for 47,517,173 shares of Class A common stock, pursuant to a private investment in public equity (“PIPE”). The PIPE proceeds include $250,172 thousand in cash and cash equivalents contributed by Horizon’s sponsor, Eldridge Industries, LLC, and its affiliates in connection with a backstop commitment to increase the PIPE subscription by an amount equal to the cash redemptions by former public shareholders of Horizon;
•
Used proceeds from the Horizon trust account and PIPE subscription and paid (i) $482,397 thousand towards the repayment of debt held by Hoya Intermediate and its subsidiaries, (ii) $236,005 thousand for the redemption of preferred units held in Hoya Intermediate, and (iii) $54,279 thousand for transaction fees incurred in connection with the business combination;
•
Issued to Horizon Sponsor, LLC (i) warrants to purchase 17,000,000 shares of Class A common stock at an exercise price of $10.00 per share, (ii) warrants to purchase 17,000,000 shares of Class A common stock at an exercise of $15.00 per share, and (iii) 50,000 shares of Class A common stock; and
•
Issued private warrants to purchase 6,519,791 shares of Class A common stock of the Company, at an exercise price of $11.50 per share, and public warrants to purchase 18,132,778 shares of Class A common stock of the Company, at an exercise price of $11.50 per share, to former warrant holders of Horizon, of which public warrants to purchase 5,166,666 shares of Class A common stock were issued to Horizon Sponsor, LLC.
•
The Company's Board of Directors declared a special dividend of $17,698 thousand, or $0.23 per share, to holders of Class A Common Stock on October 18, 2021, which the Company paid on November 2, 2021.
•
Upon closing, Hoya Topco, Hoya Intermediate, and other designated parties entered into a tax receivable agreement with the Company. Under the terms of the agreement, the Company will pay Hoya Topco and other designated parties a portion of future income tax savings resulting from existing tax attributes related to Hoya Intermediate.

Following the business combination, the Company owns approximately 39.4% of the outstanding equity interests of Hoya Intermediate, which represents a controlling interest in Hoya Intermediate.

The 2021 Employee Stock Purchase Plan and 2021 Incentive Award Plan were approved and adopted in order to facilitate the grant of cash and equity incentive awards to directors, employees and consultants of the Company and its subsidiaries. These plans became effective on October 18, 2021 upon closing of the business combination.

HOYA INTERMEDIATE, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data) (Unaudited)

	December 31,	September 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$285,337	$488,467
Accounts receivable – net	35,250	54,034
Inventory – net	7,462	17,122
Prepaid expenses and other current assets	80,066	96,760
Total current assets	408,115	656,383
Property and equipment – net	—	664
Intangible assets – net	67,024	72,102
Goodwill	683,327	683,327
Other non-current assets	664	579
Total assets	$1,159,130	$1,413,055
Liabilities and members’ deficit
Current liabilities:
Accounts payable	$62,769	$206,250
Accrued expenses and other current liabilities	256,134	340,127
Deferred revenue	5,956	20,523
Current maturities of long-term debt – net	6,412	6,412
Total current liabilities	331,271	573,312
Long-term debt – net	870,903	897,855
Other liabilities	510	602
Total long-term liabilities	871,413	898,457
Commitments and contingencies (Note 11)
Redeemable Preferred Units
Redeemable Senior Preferred Units - $0 par value; 100 units authorized, issued, and outstanding at December 31, 2020 and September 30, 2021 (aggregate involuntary liquidation preference of $214,008 and $234,489 at December 31, 2020 and September 30, 2021, respectively)	218,288	234,489
Redeemable Preferred Units - $0 par value; 100 units authorized, issued, and outstanding at December 31, 2020 and September 30, 2021	9,939	9,939
Members’ equity (deficit)
Common Units - $0 par value; unlimited authorized, 100 units issued and outstanding at December 31, 2020 and September 30, 2021	—	—
Additional paid-in capital	755,716	742,986
Accumulated deficit	(1,026,675)	(1,046,128)
Accumulated other comprehensive loss	(822)	—
Total members’ equity (deficit)	(271,781)	(303,142)
Total liabilities, redeemable preferred units, and members’ equity (deficit)	$1,159,130	$1,413,055

The accompanying notes are an integral part of these financial statements.

HOYA INTERMEDIATE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except unit and per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenues	$(7,082)	$139,538	$33,682	$279,150
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	379	30,475	22,310	54,386
Marketing and selling	1,511	50,371	35,092	104,748
General and administrative	12,854	42,509	53,452	87,486
Depreciation and amortization	80	711	48,057	1,506
Impairment charges	—	—	573,838	—
(Loss) income from operations	(21,906)	15,472	(699,067)	31,024
Other expenses:
Interest expense – net	18,310	17,319	41,076	50,477
Loss on extinguishment of debt	—	—	685	—
Net loss	$(40,216)	$(1,847)	$(740,828)	$(19,453)
Other comprehensive loss
Unrealized gain on derivative instruments	$2,248	$309	$887	$822
Comprehensive loss	$(37,968)	$(1,538)	$(739,941)	$(18,631)
Net loss per unit attributable to Common Unit holders, basic and diluted	$(426,080)	$(44,050)	$(7,555,420)	$(356,540)
Weighted average Common Units outstanding, basic and diluted	100	100	100	100

The accompanying notes are an integral part of these financial statements

HOYA INTERMEDIATE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED UNITS AND MEMBERS' EQUITY (DEFICIT)

(in thousands, except unit data) (Unaudited)

	Three Months Ended September 30, 2020
	Redeemable senior preferred units		Redeemable preferred units		Common units
	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total members' equity (deficit)
Balances at June 30, 2020	100	$209,476	100	$9,939	100	$—	$762,653	$(953,102)	$(3,278)	$(193,727)
Net loss	—	—	—	—	—	—	—	(40,216)	—	(40,216)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	2,248	2,248
Deemed contribution from parent	—	—	—	—	—	—	1,099	—	—	1,099
Accretion of senior preferred units	—	2,392	—	—	—	—	(2,392)	—	—	(2,392)
Distributions to parent	—	—	—	—	—	—	(36)	—	—	(36)
Balances at September 30, 2020	100	$211,868	100	$9,939	100	$—	$761,324	$(993,318)	$(1,030)	$(233,024)

	Nine Months Ended September 30, 2020
	Redeemable senior preferred units		Redeemable preferred units		Common units
	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total members' equity (deficit)
Balances at January 1, 2020	100	$197,154	100	$9,939	100	$—	$772,683	$(252,490)	$(1,917)	$518,276
Net loss	—	—	—	—	—	—	—	(740,828)	—	(740,828)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	887	887
Deemed contribution from parent	—	—	—	—	—	—	3,475	—	—	3,475
Accretion of senior preferred units	—	14,714	—	—	—	—	(14,714)	—	—	(14,714)
Distributions to parent	—	—	—	—	—	—	(120)	—	—	(120)
Balances at September 30, 2020	100	$211,868	100	$9,939	100	$—	$761,324	$(993,318)	$(1,030)	$(233,024)

HOYA INTERMEDIATE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED UNITS AND MEMBERS' EQUITY (DEFICIT)

(in thousands, except unit data) (Unaudited)

	Three Months Ended September 30, 2021
	Redeemable senior preferred units		Redeemable preferred units		Common units
	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total members' equity (deficit)
Balances at June 30, 2021	100	$231,931	100	$9,939	100	$—	$744,347	$(1,044,281)	$(309)	$(300,243)
Net loss	—	—	—	—	—	—	—	(1,847)	—	(1,847)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	309	309
Deemed contribution from parent	—	—	—	—	—	—	1,197	—	—	1,197
Accretion of senior preferred units	—	2,558	—	—	—	—	(2,558)	—	—	(2,558)
Balances at September 30, 2021	100	$234,489	100	$9,939	100	$—	$742,986	$(1,046,128)	$—	$(303,142)

	Nine Months Ended September 30, 2021
	Redeemable senior preferred units		Redeemable preferred units		Common units
	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total members' equity (deficit)
Balances at January 1, 2021	100	$218,288	100	$9,939	100	$—	$755,716	$(1,026,675)	$(822)	$(271,781)
Net loss	—	—	—	—	—	—	—	(19,453)	—	(19,453)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	822	822
Deemed contribution from parent	—	—	—	—	—	—	3,471	—	—	3,471
Accretion of senior preferred units	—	16,201	—	—	—	—	(16,201)	—	—	(16,201)
Balances at September 30, 2021	100	$234,489	100	$9,939	100	$—	$742,986	$(1,046,128)	$—	$(303,142)

The accompanying notes are an integral part of these financial statements.

HOYA INTERMEDIATE, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities
Net loss	$(740,828)	$(19,453)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	48,057	1,506
Amortization of deferred financing costs and interest rate cap	2,583	4,120
Loss on disposal of long-lived assets	169	—
Equity-based compensation expense	3,475	3,471
Loss on extinguishment of debt	685	—
Interest expense paid-in-kind	7,807	25,117
Impairment charges	573,838	—
Change in assets and liabilities:
Accounts receivable	(31,022)	(18,784)
Inventory	(1,199)	(9,660)
Prepaid expenses and other current assets	(67,738)	(16,694)
Accounts payable	(5,762)	143,481
Accrued expenses and other current liabilities	178,813	87,339
Deferred revenue	(881)	14,567
Other assets and liabilities	1,019	252
Net cash (used in) provided by operating activities	(30,984)	215,262
Cash flows from investing activities
Purchases of property and equipment	(341)	(689)
Purchases of personal seat licenses	—	(76)
Investments in developed technology	(6,039)	(6,558)
Net cash used in investing activities	(6,380)	(7,323)
Cash flows from financing activities
Payments of June 2017 First Lien Loan	(4,253)	(4,809)
Proceeds from May 2020 First Lien Loan	260,000	—
Proceeds from Revolving Facility	50,000	—
Payments of Revolving Facility	(50,000)	—
Payments of deferred financing costs and other debt-related costs	(8,479)	—
Distributions	(120)	—
Net cash provided by (used in) financing activities	247,148	(4,809)
Net increase in cash and cash equivalents	209,784	203,130
Cash and cash equivalents – beginning of period	81,289	285,337
Cash and cash equivalents – end of period	$291,073	$488,467
Supplemental disclosure of cash flow information:
Paid-in-kind interest added to May 2020 First Lien Loan principal	$7,807	$28,463
Cash paid for interest	$27,433	$21,143

The accompanying notes are an integral part of these financial statements.

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

1. Background, Description of Business and basis of presentation

Through our consolidated subsidiary, Vivid Seats LLC, we provide a leading full-service secondary ticketing marketplace, enabling fans and event seekers to purchase tickets to sports, concerts, theater, and other live events in the United States and Canada. Through our Marketplace segment, we operate an online platform enabling ticket buyers to purchase tickets to live events, while enabling ticket sellers to seamlessly manage their end-to-end operations. Through our Resale segment, our experienced team of professionals acquires live event tickets for resale on secondary marketplaces, including our own platform.

The accompanying condensed consolidated financial statements include all the accounts of Hoya Intermediate, LLC, its subsidiary, Vivid Seats LLC, and the wholly-owned subsidiaries of Vivid Seats LLC. The financial statements refer to Hoya Intermediate, LLC and its subsidiaries collectively as the “Company,” “us,” “we,” and “our” in these condensed consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, we condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal and recurring items. Our condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in Vivid Seat Inc.'s, a Delaware corporation formed by the Company to facilitate a business combination, final prospectus, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on September 24, 2021 (the "Prospectus"). The Condensed Consolidated Balance Sheet at December 31, 2020 included herein was derived from the audited financial statements at that date, but does not include all disclosures including notes required by GAAP.

The Business Combination—On April 21, 2021, Hoya Topco, LLC, our parent, and Hoya Intermediate, LLC entered into a definitive transaction agreement with Horizon Acquisition Corporation (“Horizon”), a publicly traded special purpose acquisition company, and Horizon Sponsor, LLC, a Delaware limited liability company, to effect a merger of the Company and Horizon (the “Merger Transaction”). The Merger Transaction and other transactions contemplated by the transaction agreement (the "business combination") closed on October 18, 2021. Refer to Note 14, Subsequent Events, for further details.

COVID-19 Update—The COVID-19 pandemic has materially impacted the Company’s business and results of operations in the year ended December 31, 2020 and during the nine months ended September 30, 2021. During the year ended December 31, 2020, the Company recognized impairment charges resulting in a reduction in the carrying values of goodwill, indefinite-lived trademarks, definite-lived intangible assets, and other long-lived assets.

We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our condensed consolidated financial statements. If economic conditions caused by the pandemic do not continue to recover, the Company’s financial condition, cash flows, and results of operations may be further materially impacted.

Use of Estimates—We use estimates and assumptions in the preparation of our condensed consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities at the date of the ﬁnancial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual financial results could differ significantly from these estimates. The significant estimates

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

underlying our condensed consolidated financial statements include the accrual for future customer compensation and the related recovery of future customer compensation asset; inventory valuation; accounts receivable valuation; value of equity-based compensation; breakage rates related to customer credits; useful life of definite-lived intangible assets and other long-lived assets; and impairments of goodwill, indefinite-lived intangible assets, definite-lived intangible assets, and long-lived assets.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements for the year ended December 31, 2020 included in Vivid Seat Inc.'s Form S-4 Registration Statement filed with the SEC. There have been no significant changes to these policies that would have a material impact on the Company’s reported results and financial position.

Recent Accounting Pronouncements

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company is provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as non-public business entities, including early adoption when permissible. The following provides a brief description of recent accounting pronouncements that could have a material effect on the Company’s financial statements:

Issued accounting standards not yet adopted

Leases—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease) in the balance sheet. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, deferred the effective date for non-public companies. ASU 2016-02 is now effective for fiscal periods beginning after December 15, 2021. The Company elected the extended transition period available to emerging growth companies and expects to adopt this guidance using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application, January 1, 2022. The Company expects that this standard will have a material effect on its condensed consolidated financial statements. While the Company continues to assess all of the effects of the adoption, it currently estimates that the most significant impact upon adoption will be to record operating lease liabilities and right-of-use assets on its condensed consolidated balance sheet based on the present value of the remaining minimum lease payments. The adoption will also require significant new disclosures about the Company’s leases.

Financial Instruments-Credit Losses—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. The Company elected the extended transition period available to emerging growth companies and is currently evaluating the effect of adoption of the standard on the Company’s consolidated financial statements and related disclosures.

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Reference Rate Reform—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as modified in January 2021. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities starting March 12, 2020 and can be adopted through December 31, 2022. The Company has not yet decided the date of adoption of this standard. LIBOR is used to calculate the interest on borrowings under the Company’s June 2017 First Lien Loan and May 2020 First Lien Loan. The Company is currently evaluating whether this guidance will have a significant impact on its consolidated financial statements and related disclosures.

3. Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. The Company has two reportable segments: Marketplace and Resale.

Within the Marketplace segment, the Company earns revenue by acting as an intermediary between ticket sellers and ticket buyers. In this capacity, the Company recognizes revenue for transactions occurring on its website and mobile app (Owned Properties), in addition to fees generated through the sale of tickets on partner sites using the Company’s platform (Private Label).

During the three and nine months ended September 30, 2020 and 2021, Marketplace revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Marketplace revenues:
Owned Properties	$(2,519)	$96,169	$21,601	$198,900
Private Label	(3,313)	24,296	1,510	48,206
Total Marketplace revenues	$(5,832)	$120,465	$23,111	$247,106

During the three and nine months ended September 30, 2020 and 2021, Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Marketplace revenues:
Concerts	$(3,455)	$55,343	$20,769	$112,200
Sports	(1,565)	53,485	(1,636)	115,628
Theater	(828)	11,131	3,742	18,429
Other	16	506	236	849
Total Marketplace revenues	$(5,832)	$120,465	$23,111	$247,106

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Within the Resale segment, the Company sells tickets it holds in inventory on resale ticket marketplaces. Resale revenues were $(1,250) thousand and $10,571 thousand during the three and nine months ended September 30, 2020, respectively, and $19,073 thousand and $32,044 thousand during the three and nine months ended September 30, 2021, respectively.

At December 31, 2019, $5,932 thousand was recorded as deferred revenue, of which $61 thousand and $3,439 thousand were recognized as revenue during the three and nine months ended September 30, 2020, respectively. At December 31, 2020, $5,956 thousand was recorded as deferred revenue, of which $994 thousand and $2,609 thousand were recognized as revenue during the three and nine months ended September 30, 2021, respectively. At September 30, 2021, Deferred revenue in the Condensed Consolidated Balance Sheets was $20,523 thousand, which primarily relates to Vivid Seats Rewards, the Company’s loyalty program. The Company offers a loyalty program in which customers generate credits toward future purchases on the Vivid Seats website or mobile app.

Deferred revenue for contingent events at December 31, 2020 and September 30, 2021 was immaterial.

4. Segment Reporting

Our reportable segments are Marketplace and Resale. Through the Marketplace segment, the Company acts as an intermediary between ticket sellers and ticket buyers within its secondary ticket marketplace. Through the Resale segment, the Company acquires tickets from primary sellers, which it then sells through secondary ticket marketplaces. Revenues and contribution margin are used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance of the business. The Company defines contribution margin as revenues less cost of revenues and marketing and selling expenses.

We do not report our assets, capital expenditures, or related depreciation and amortization expenses by segment, because our CODM does not use this information to evaluate the performance of our operating segments.

The following table represents our segment information for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$(5,832)	$(1,250)	$(7,082)	$23,111	$10,571	$33,682
Cost of revenues (exclusive of depreciation and amortization shown separately below)	949	(570)	379	12,497	9,813	22,310
Marketing and selling	1,511	—	1,511	35,092	—	35,092
Contribution margin	$(8,292)	$(680)	(8,972)	$(24,478)	$758	(23,720)
General and administrative			12,854			53,452
Depreciation and amortization			80			48,057
Impairment charges			—			573,838
Loss from operations			(21,906)			(699,067)
Interest expense - net			18,310			41,076
Loss on extinguishment of debt			—			685
Net loss			$(40,216)			$(740,828)

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table represents our segment information for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$120,465	$19,073	$139,538	$247,106	$32,044	$279,150
Cost of revenues (exclusive of depreciation and amortization shown separately below)	15,694	14,781	30,475	32,101	22,285	54,386
Marketing and selling	50,371	—	50,371	104,748	—	104,748
Contribution margin	$54,400	$4,292	58,692	$110,257	$9,759	120,016
General and administrative			42,509			87,486
Depreciation and amortization			711			1,506
Income from operations			15,472			31,024
Interest expense - net			17,319			50,477
Net loss			$(1,847)			$(19,453)

5. Goodwill and Intangible Assets

Definite-lived intangible assets consist entirely of developed technology, which had a net carrying amount of $2,358 thousand and $7,436 thousand at December 31, 2020 and September 30, 2021, respectively. At December 31, 2020 and September 30, 2021, accumulated amortization related to the Company’s developed technology was $264 thousand and $1,744 thousand, respectively. The Company’s developed technology has a useful life of 3 to 5 years. Prior to its impairment, recorded during the nine months ended September 30, 2020, the Company’s definite-lived intangible assets included supplier relationships, customer relationships, and non-compete agreements, in addition to developed technology.

The net changes in the carrying amounts of the Company’s intangible assets and goodwill during the nine months ended September 30, 2020 were as follows (in thousands):

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2020	$149,948	$143,400	$1,060,428
Capitalized development costs	6,039	—	—
Impairment	(107,365)	(78,734)	(377,101)
Disposals	(124)	—	—
Amortization	(47,178)	—	—
Balance at September 30, 2020	$1,320	$64,666	$683,327

The net changes in the carrying amounts of the Company’s intangible assets and goodwill during the nine months ended September 30, 2021 were as follows (in thousands):

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2021	$2,358	$64,666	$683,327
Capitalized development costs	6,558	—	—
Amortization	(1,480)	—	—
Balance at September 30, 2021	$7,436	$64,666	$683,327

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The Company had $563,200 thousand of cumulative impairment to its intangible assets and goodwill as of December 31, 2020 and September 30, 2021.

6. Impairments

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. Definite-lived intangible assets and other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.

During the second quarter of 2020, the Company identified the COVID-19 pandemic as a triggering event for its long-lived assets, goodwill, indefinite-lived trademark, and definite-lived intangible assets. Due to global social distancing efforts put in place to mitigate the spread of the virus, and compliance with restrictions enacted by various governmental entities, most live events during 2020 were either postponed or cancelled. Consequently, the Company experienced a significant reduction of revenue during the nine months ended September 30, 2020.

The following summarizes the impairment charges recorded by the Company during the nine months ended September 30, 2020 (in thousands):

Goodwill	$377,101
Indefinite-lived trademark	78,734
Definite-lived intangible assets	107,365
Property and equipment	3,670
Personal seat licenses	6,968
Total impairment charges	$573,838

7. Prepaid expenses and other current assets

Prepaid expenses and other current assets at December 31, 2020 and September 30, 2021 consist of the following (in thousands):

	December 31,	September 30,
	2020	2021
Recovery of future customer compensation	$75,257	$83,204
Insurance recovery asset	2,500	2,980
Capitalized transaction costs	—	5,148
Prepaid expenses	2,309	5,428
Total prepaid expenses and other current assets	$80,066	$96,760

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs increased by $7,947 thousand in the first nine months of 2021, due to the increased volume of sales transactions for future events occurring on our platform.

Capitalized transaction costs consist of advisory, banking, legal and accounting fees incurred by the Company, which are directly attributable to the Merger Transaction.

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2020 and September 30, 2021 consist of the following (in thousands):

	December 31,	September 30,
	2020	2021
Accrued marketing expense	$1,086	$24,228
Accrued tax	16,913	52,582
Accrued customer credits	125,481	132,921
Accrued future customer compensation	94,061	100,230
Other	18,593	30,166
Total accrued expenses and other current liabilities	$256,134	$340,127

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, which is recognized in proportion to the pattern of redemption for the customer credits. During the nine months ended September 30, 2021, customer credits of $40,274 thousand were redeemed.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions are based on historic experience, recent revenue volumes, and management’s estimate of the likelihood of future event cancellations and are recognized as a component of Revenues. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. Accrued marketing expense, accrued tax and accrued future customer compensation increased in the first nine months of 2021, due primarily to the increased volume of sales transactions occurring on our platform. Refer to Note 11, Commitments and Contingencies, for further discussion of the accrued tax expense.

9. Financial Instruments

Derivatives

The financial instruments entered into by the Company are typically executed over-the-counter. All financial instruments were measured at fair value on a recurring basis. The fair value is derived from discounted cash flows adjusted for nonperformance risk. The fair value models primarily use market observable inputs and, therefore, are classified as Level 2 assets. These models incorporate a variety of factors, including, where applicable, maturity, interest rate yield curves, and counterparty credit risks. The credit valuation adjustment associated with the derivatives, related to the likelihood of default by the Company and the counterparty, was not significant to the overall valuation. Refer to Note 10, Fair Value, for additional disclosure regarding fair value measurements.

Interest Rate Swaps

On November 10, 2017, the Company purchased pay-fixed, receive-float interest rate swaps with a combined notional value of $520,688 thousand on September 30, 2020. The interest rate swaps matured on September 30, 2020. The interest rate swaps had a fixed rate of 1.9%. The interest rate swaps were purchased to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan.

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The objective in using the swaps was to add stability to interest expense and to manage the exposure to interest rate movements. The interest rate swaps are designated as effective cash flow hedges involving the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The Company performed a regression analysis at inception of the hedging relationship to assess the effectiveness. The design of the regression analysis addresses the effectiveness of the hedging relationship by considering how the hedge instrument performs against the forecasted transaction or hypothetical interest rate swaps over historical months. The changes in the fair value of the hedge instrument and the hedged item over the historical months demonstrated the effectiveness of the hedge relationship as the prospective and retrospective test. On an ongoing basis, the Company assessed hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective through its maturity date.

The amount recognized in Interest expense — net in the Condensed Consolidated Statements of Operations and Comprehensive Loss was $2,241 thousand and $4,291 thousand of expense for the three and nine months ended September 30, 2020, respectively.

Interest Rate Cap

On November 26, 2018, the Company entered into an interest rate cap with an effective date of September 30, 2020. The Company paid $1,030 thousand to enter into the cap. The notional value was $516,750 thousand on September 30, 2021. The interest rate cap matured on September 30, 2021. The interest rate cap had a strike rate of 3.5%. The interest rate cap was purchased to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan.

The objective in using the cap is to add stability to interest expense and to manage the exposure to interest rate movements. Interest rate caps involve the borrower paying the hedge provider an initial one-time fee in exchange for the hedge provider paying the borrower the excess of the floating interest rate payment above a strike rate, in the event that the floating interest rate is greater than the strike rate during the period between the effective date and maturity date.

The Company performed a regression analysis at inception of the hedging relationship to assess the effectiveness. The design of the regression analysis addressed the effectiveness of the hedging relationship by considering how the hedge instrument performs against the forecasted transaction or hypothetical interest rate cap over historical months. Historical changes in the fair value of the hedge instrument and the underlying item demonstrated the effectiveness of the hedging relationship. On an ongoing basis, the Company assesses hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective through September 30, 2021.

The interest rate cap is measured at fair value, which was zero at December 31, 2020 and September 30, 2021.

Effect of Derivative Contracts on Accumulated Other Comprehensive Loss ("AOCL") and Earnings

Since the Company designated the financial instruments as effective cash flow hedges that qualify for hedge accounting, net interest payments are recorded in Interest expense – net in the Condensed Consolidated Statements of Operations and Comprehensive Loss, and unrealized gains or losses resulting from adjusting the financial instruments to fair value are recorded as a component of Other comprehensive loss and subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings. During the three and nine months ended September 30, 2021, the Company reclassified losses of $309 thousand and $822 thousand, respectively, into Interest expense – net from AOCL related to the interest rate cap. Cash flows resulting from

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

settlements are presented as a component of cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows.

The following table presents the effects of hedge accounting on AOCL for the three and nine months ended September 30, 2020 for interest rate contracts designated as cash flow hedges (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Interest rate swaps	Interest rate cap	Total	Interest rate swaps	Interest rate cap	Total
Beginning accumulated derivative loss in AOCL	$(2,248)	$(1,030)	$(3,278)	$(887)	$(1,030)	$(1,917)
Amount of gain recognized in AOCL	2,248	—	2,248	887	—	887
Less: Amount of loss reclassified from AOCL to income	—	—	—	—	—	—
Ending accumulated derivative loss in AOCL	$—	$(1,030)	$(1,030)	$—	$(1,030)	$(1,030)

The following table presents the effects of hedge accounting on AOCL for the three and nine months ended September 30, 2021 for interest rate contracts designated as cash flow hedges (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Interest rate cap	Interest rate cap
Beginning accumulated derivative loss in AOCL	$(309)	$(822)
Amount of gain (loss) recognized in AOCL	—	—
Less: Amount of loss reclassified from AOCL to income	(309)	(822)
Ending accumulated derivative loss in AOCL	$—	$—

Accounts receivable

Due to the significant COVID-19 pandemic related event cancellations experienced during 2020 and 2021, $23,418 thousand and $10,077 thousand of the Accounts receivable balance at December 31, 2020 and September 30, 2021, respectively, consisted of amounts due from marketplace ticket sellers, primarily for cancelled event tickets. There is a concentration of risk associated with that cohort of creditors due to the unfavorable impact of the COVID-19 pandemic on the live event industry. We recorded an allowance for doubtful accounts of $5,715 thousand and $2,121 thousand at December 31, 2020 and September 30, 2021, respectively, to reflect potential challenges in collecting funds from marketplace ticket sellers. Write-offs were immaterial for the three and nine months ended September 30, 2020 and 2021.

10. Fair Value

Recurring

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from unadjusted quoted

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

prices for identical assets or liabilities in active markets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using other inputs that are directly or indirectly observable in the marketplace. Level 3 instrument valuations typically reflect management’s estimate of assumptions and are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. We did not have any transfers of financial instruments between valuation levels during the three and nine months ended September 30, 2020 or 2021.

Cash and cash equivalents include all cash balances and highly liquid investments purchased with maturities of three months or less. The Company’s cash and cash equivalents consist primarily of domestic bank accounts, interest-bearing deposit accounts, and money market accounts managed by third-party financial institutions. Cash and cash equivalents are valued by the Company based on quoted prices in an active market, which represent a Level 1 measurement within the fair value hierarchy.

The fair value for our derivative instruments is based upon inputs corroborated by observable market data with similar tenors, which are considered Level 2 inputs. Refer to Note 9, Financial Instruments, for further details on our derivative instruments.

The Company’s June 2017 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace, therefore, the fair value is estimated on a Level 2 basis. At December 31, 2020, the June 2017 First Lien Loan had a fair value of $583,145 thousand as compared to the carrying amount of $609,080 thousand. At September 30, 2021, the June 2017 First Lien Loan had a fair value of $610,266 thousand as compared to the carrying amount of $606,204 thousand. We made a partial payment of $148,200 thousand on this loan in connection with, and using the proceeds from, the business combination. Refer to Note 14, Subsequent Events, for further information.

The Company's May 2020 First Lien Loan is not traded and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated by discounting the future cash flows using current interest rates at which similar borrowings with similar maturities would be made to borrowers with similar credit ratings. The fair value was estimated assuming prepayment of the loan upon the loan's third anniversary and is estimated on a Level 3 basis, as provided by ASC Topic 820, Fair Value Measurement. At December 31, 2020, the May 2020 First Lien Loan had a fair value of $319,850 thousand as compared to the carrying amount of $268,235 thousand. At September 30, 2021, the May 2020 First Lien Loan had a fair value of $324,193 thousand as compared to the carrying amount of $298,063 thousand. We repaid this loan in full in connection with, and using the proceeds from, the business combination. Refer to Note 14, Subsequent Events, for further information.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Nonrecurring

Our non-financial assets, such as goodwill, intangible assets, and long-lived assets are measured at fair value on a nonrecurring basis, utilizing Level 3 inputs. The following table presents quantitative information about the significant unobservable inputs applied to these Level 3 fair value measurements:

Significant Unobservable Inputs	Range (Weighted Average)
Discount rate	12.5% - 13.5% (13.0%)
Long-term growth rate	2.5% - 3.5% (3.0%)

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents the sensitivities to changes in the significant unobservable inputs above (in thousands):

	Goodwill	Trademark
50 basis point increase in discount rate	$(37,680)	$(3,935)
50 basis point decrease in long-term growth rate	(21,344)	(2,298)

Refer to Note 8, Impairments, of the consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 for disclosure of the Company’s fair value methodologies applied to goodwill, intangible assets, and long-lived assets.

11. Commitments and Contingencies

Litigation

The Company, from time to time, is involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on the Company’s business, financial position or results of operations other than those matters discussed herein.

The Company is a co-defendant in a class action lawsuit in Canada alleging illegal resale above face value. The Company is required to issue coupons to certain members of the class, which will take place in January 2022. At December 31, 2020 and September 30, 2021, a liability of $1,083 thousand was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to the expected costs of fees, plaintiff’s counsel costs and expected credit redemptions as of the measurement date.

The Company received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. During March 2021, final settlement was reached for one of the lawsuits. A final order approving that settlement was entered by the court on November 1, 2021. As of December 31, 2020 and September 30, 2021, the Company had accrued a liability of $2,550 thousand and $5,724 thousand, respectively, in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to these matters. The Company expects to recover some of these costs under its insurance policies and has separately recognized an insurance recovery asset of $2,980 thousand within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets at December 31, 2020 and September 30, 2021.

Other

In 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair Inc., which overturned previous case law that had precluded states from imposing sales tax collection requirements on retailers without a physical presence in the state. In response, most states have adopted laws that attempt to impose tax collection obligations on out-of-state companies. There remains a degree of uncertainty as to the amount of the Company's accrued sales tax liabilities due to the complex laws that govern secondary ticket sales. The Company is in the process of assessing its obligation and registration requirements in these jurisdictions and is engaged in ongoing discussions with multiple jurisdictions regarding historical transactions for which no sales tax was collected from the buyer at the time of the transaction. Pending these discussions, it is more likely than not some jurisdictions could assess taxes and assessed amounts may differ materially from amounts currently accrued. It is possible that some jurisdictions may provide for a later start date for sales tax collection, which could provide a material reduction in amounts currently accrued. In either case, the Company will adjust the recorded liability to reflect the new information, with a portion of the adjustment impacting orders placed in prior periods.

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The Company has recognized a liability for this potential tax of $16,818 thousand and $51,380 thousand at December 31, 2020 and September 30, 2021, respectively. This liability is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Sales tax expense was $488 thousand and $4,959 thousand for the three and nine months ended September 30, 2020, respectively. Sales tax expense was $21,574 thousand and $34,561 thousand for the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2021, the Company recorded an adjustment to increase the liability in the amount of approximately $8,368 thousand for local tax amounts likely to be collected by certain states related to orders placed in prior periods. The expense was recorded in General and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

12. Related-Party Transactions

In December 2020, Vivid Cheers Inc. (“Vivid Cheers”) was incorporated as a non-profit organization within the meaning of Section 501(c)(3) of the Internal Revenue Code. Vivid Cheers’ mission is to support causes and organizations dedicated to healthcare, education, and support of workers in the live events industry during times of need. The Company has the right to elect the board of directors of Vivid Cheers, which is currently formed by the Company’s executives. The Company does not have a controlling financial interest in Vivid Cheers, and accordingly, does not consolidate Vivid Cheers’ statement of activities with its financial results. The Company committed charitable contributions of $886 thousand and $1,843 thousand for the three and nine months ended September 30, 2021 to Vivid Cheers. The Company had accrued charitable contributions payable of $450 thousand and $714 thousand as of December 31, 2020 and September 30, 2021, respectively.

13. Net Loss Per Unit

The following table sets forth the computation of basic and diluted net loss per unit attributable to common unitholders for the periods indicated (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss	$(40,216)	$(1,847)	$(740,828)	$(19,453)
Accretion of senior preferred units	2,392	2,558	14,714	16,201
Net loss attributable to common unitholders	$(42,608)	$(4,405)	$(755,542)	$(35,654)
Weighted-average common units, basic and diluted	100	100	100	100
Net loss per unit attributable to common unitholders, basic and diluted	$(426,080)	$(44,050)	$(7,555,420)	$(356,540)

The Company has no dilutive common equivalent units. Accordingly, for the periods presented, diluted net loss per unit is equal to basic net loss per unit.

14. Subsequent events

The Company evaluated subsequent events for recognition or disclosure through the date that these condensed consolidated financial statements were available for issuance. As described in Note 1, Background, Description of Business and Basis of Presentation, the Company’s merger with Horizon, which was conditional upon approval by Horizon shareholders, closed on October 18, 2021 following the successful Horizon shareholder vote on October 14, 2021.

Hoya Intermediate, LLC

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The merger was consummated on October 18, 2021 and Vivid Seats Inc. became a publicly traded company listed on the Nasdaq Global Select Market (“Nasdaq”) with Class A shares trading under the symbol “SEAT” and warrants trading under the symbol "SEATW".

In connection with the consummation of the business combination, Vivid Seats Inc.:

•
Issued 118,200,000 shares of Class B common stock and 6,000,000 warrants at an exercise price of $0.001 per share to purchase Class B common stock to Hoya Topco in exchange for the outstanding shares of Hoya Intermediate, LLC;
•
Issued 29,431,260 shares of Class A common stock to former shareholders of Horizon, whereby $311,898 thousand in cash and cash equivalents of Horizon became available to Vivid Seats Inc. and was contributed to the Company;
•
Received $475,172 thousand in aggregate consideration from certain third-party investors, including Horizon Sponsor, LLC, in exchange for 47,517,173 shares of Class A common stock, pursuant to a private investment in public equity (“PIPE”). The PIPE proceeds include $250,172 thousand in cash and cash equivalents contributed by Horizon’s sponsor, Eldridge Industries, LLC, and its affiliates in connection with a backstop commitment to increase the PIPE subscription by an amount equal to the cash redemptions by former public shareholders of Horizon;
•
Used proceeds from the Horizon trust account and PIPE subscription and paid (i) $482,397 thousand towards the repayment of debt held by the Company, (ii) $236,005 thousand for the redemption of preferred units held in the Company, and (iii) $54,279 thousand for transaction fees incurred in connection with the business combination;
•
Issued to Horizon Sponsor, LLC (i) warrants to purchase 17,000,000 shares of Class A common stock at an exercise price of $10.00 per share, (ii) warrants to purchase 17,000,000 shares of Class A common stock at an exercise of $15.00 per share, and (iii) 50,000 shares of Class A common stock; and
•
Issued private warrants to purchase 6,519,791 shares of Class A common stock of Vivid Seats Inc., at an exercise price of $11.50 per share, and public warrants to purchase 18,132,778 shares of Class A common stock of Vivid Seats Inc., at an exercise price of $11.50 per share, to former warrant holders of Horizon, of which public warrants to purchase 5,166,666 shares of Class A common stock of Vivid Seats Inc. were issued to Horizon Sponsor, LLC.

Following the business combination, the Company's existing shareholders own a controlling interest in Vivid Seats Inc. through ownership of Class B common stock.

The 2021 Employee Stock Purchase Plan and 2021 Incentive Award Plan were approved and adopted in order to facilitate the grant of cash and equity incentive awards to directors, employees and consultants of Vivid Seats Inc. These plans became effective on October 18, 2021 upon closing of the business combination.

HOYA INTERMEDIATE, LLC

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our final prospectus, filed with the Securities and Exchange Commission ("SEC") in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on September 24, 2021 (the "Prospectus"). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled "Forward-Looking Statements," "Risk Factors" or in other parts in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Vivid Seats is a leading marketplace that allows fans of live events to connect seamlessly with third-party ticket sellers through our platform. We believe Vivid Seats is a leading marketplace based on a combination of (1) third-party estimates of the overall market size, including a 2017 report prepared for us by a third-party consulting firm, (2) publicly available information including our competitors’ filings with the SEC and (3) internal company information from our proprietary Skybox platform that provides insights into volumes across marketplaces representing a meaningful portion of the secondary ticketing market.

Our mission is focused on connecting buyers and sellers, empowering fans to Experience It Live. We believe live events deliver some of life’s most exciting moments. Our platform provides ticket buyers and sellers with an easy-to-use, trusted marketplace experience, ensuring fans can attend live events and create memories that last a lifetime. During the three and nine months ended September 30, 2021, our revenues were $139.5 million and $279.2 million, and Marketplace Gross Order Value ("Marketplace GOV") was $713.1 million and $1,522.6 million, respectively. These represented substantial increases over the three and nine months ended September 30, 2020 when we generated revenues of negative $7.1 million and $33.7 million, and Marketplace GOV of negative $30.8 million and $309.3 million, respectively. Our Net loss was $40.2 million and $740.8 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $19.5 million for the three and nine months ended September 30, 2021, respectively.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

Through our Marketplace segment, we act as an intermediary between ticket buyers and third-party ticket sellers. We earn revenue processing ticket sales from our Owned Properties, consisting of the Vivid Seats website and mobile app, in addition to ticket sales initiated through distribution partners, our Private Label offering. Using our online platform, we process customer payments, coordinate ticket deliveries, and provide customer service to ticket buyers, allowing ticket sellers to focus more of their time on selling. We primarily earn revenue from service and delivery fees charged to ticket buyers. Using a third-party insurance provider, we also earn referral fee revenue by offering event ticket insurance to ticket buyers.

A key component of our platform is Skybox, a proprietary enterprise resource planning tool used by many of our ticket sellers. Skybox is a free-to-use system that helps manage ticket inventories, adjust pricing, and fulfill orders across ticket resale marketplaces.

In our role as an intermediary, we do not hold ticket inventory on Marketplace transactions. We do incur costs for developing and maintaining our platform, providing back-office and customer support to ticket sellers and ticket buyers, processing payments, and shipping tickets. We also incur substantial marketing costs, primarily related to online advertising, which we expect to increase over time as we grow and scale the business.

Resale

Our Resale business serves as an internal research and development group focused on creating best in class seller software and tools. Our Resale business includes a team of sellers, which acquires tickets for resale on secondary marketplaces, including our own platform, using Skybox. When new features and functionality are released for Skybox, they are typically tested and iterated by our Resale team prior to release to the seller community.

Key Business Metrics and Non-GAAP Financial Measures

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following table summarizes our key business metrics and non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021

Marketplace GOV(1)	$(30,778)	$713,062	$309,308	$1,522,625
Total Marketplace orders(2)	(72)	2,354	988	4,360
Total Resale orders(3)	(3)	73	42	121
Adjusted EBITDA(4)	$(19,549)	$41,965	$(66,685)	$82,347

(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV was negatively impacted by event cancellations in the amount of $52.7 million during the three months ended September 30, 2020 and $37.8 million during the three months ended September 30, 2021. Marketplace GOV was negatively impacted by event cancellations in the amount of $197.1 million during the nine months ended September 30, 2020 and $74.8 million during the nine months ended September 30, 2021.
(2)
Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform during a period, net of event cancellations that occurred during that period. During the three months ended September 30, 2020, our Marketplace segment experienced 117,290 event cancellations, compared to 85,593 event cancellations during the three months ended September 30, 2021. During the nine months ended September 30, 2020, our Marketplace segment experienced 508,994 event cancellations, compared to 185,687 event cancellations during the nine months ended September 30, 2021.
(3)
Total Resale orders represents the volume of Resale segment orders sold by our Resale team in a period, net of event cancellations that occurred during that period. During the three months ended September 30, 2020, our Resale segment experienced 5,965 event cancellations, compared to 2,592 event cancellations during the three months ended September 30, 2021. During the nine months ended September 30, 2020, our Resale segment experienced 19,929 event cancellations, compared to 4,505 event cancellations during the nine months ended September 30, 2021.
(4)
Adjusted EBITDA is not a measure defined under GAAP. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Refer to the Adjusted EBITDA section below for a reconciliation to its most directly comparable GAAP measure.

Marketplace GOV

Marketplace GOV is a key driver of our Marketplace segment’s revenue. Marketplace GOV represents the total transactional amount of Marketplace orders in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV reflects our ability to attract and retain customers, as well as the overall health of the industry.

Our Marketplace GOV is impacted by seasonality, and typically sees increased activity in the fourth quarter when all major sports leagues are in season and we experience increases in order volume for theater and concert events during the holiday season. Quarterly fluctuations in our Marketplace GOV result from the number of cancellations, the overall popularity and resultant demand of performers, tours, teams, and events, and the length and team composition of sports playoff series and championship games.

Total Marketplace Orders

Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations. An order can include one or more tickets or parking passes. Total Marketplace orders allow us to monitor order volume and better identify trends within our Marketplace segment.

Total Resale Orders

Total Resale orders represents the volume of Resale segment orders sold in a period, net of event cancellations. An order can include one or more tickets or parking passes. Total Resale orders allow us to monitor order volume and better identify trends within our Resale segment.

Adjusted EBITDA

We present Adjusted EBITDA, which is a non-GAAP measure, because it is a measure frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Further, we believe this measure is helpful in highlighting trends in our operating results, because it excludes the impact of items that are outside the control of management or not reflective of ongoing performance related directly to the operation of our business segments.

Adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting. Moreover, we believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance and highlighting trends in our operating results.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net loss, for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021

Net loss	$(40,216)	$(1,847)	$(740,828)	$(19,453)
Interest expense	18,310	17,319	41,076	50,477
Depreciation and amortization	80	711	48,057	1,506
Sales tax liability(1)	488	21,574	4,959	34,561
Transaction costs(2)	—	1,428	359	8,837
Equity-based compensation(3)	1,099	1,197	3,475	3,471
Loss on extinguishment of debt(4)	—	—	685	—
Litigation, settlements and related costs(5)	492	1,583	837	2,662
Impairment charges(6)	—	—	573,838	—
Loss on asset disposals(7)	—	—	169	—
Severance related to COVID-19(8)	198	—	688	286
Adjusted EBITDA	$(19,549)	$41,965	$(66,685)	$82,347

(1) These expenses relate to sales tax liabilities incurred during the periods presented. We incur sales tax expenses in jurisdictions where we expect to remit sales tax payments. We are in the process of upgrading our IT infrastructure to enable us to collect sales tax from ticket buyers going forward. We expect these upgrades to be complete by December 31, 2021.

(2) Transaction costs incurred during the three and nine months ended September 30, 2020 and 2021 consist primarily of transaction and transition related fees and expenses incurred in relation to completed and attempted acquisitions. Transaction costs consist of legal, accounting, tax and other professional fees, as well as personnel-related costs, which consist of severance and retention bonuses. Transaction costs consist of personnel costs associated with the integration of an acquiree. Transaction costs reflected above were incurred in the first 12 months following the completed acquisition of Fanxchange Ltd. in 2019. Transaction costs were recognized in 2021 related to the Merger Transaction with Horizon (as defined below), to the extent they were not eligible for capitalization. We do not believe these acquisition-related costs to be representative of normal, recurring, cash operating expenses.

(3) We incur equity-based compensation expenses, which we do not consider to be indicative of our core operating performance.

(4) Losses incurred resulted from the retirement of the revolving credit facility in May 2020.

(5) These expenses relate to external legal costs and settlement costs incurred, which were unrelated to our core business operations.

(6) We incurred impairment charges triggered by the effects of the pandemic. The impairment charges resulted in a reduction in the carrying values of our goodwill, indefinite-lived trademark, definite-lived intangible assets, and other long-lived assets.

(7) We incurred losses on asset disposals, which are not considered indicative of our core operating performance.

(8) These charges relate to severance costs resulting from significant reductions in employee headcount due to the effects of the pandemic.

Recent Developments

The Business Combination

On April 21, 2021, Vivid Seats entered into a definitive merger agreement with Horizon Acquisition Corporation (“Horizon”), a special purpose acquisition company. The merger transaction closed on October 18, 2021 (the "Merger Transaction"). The Merger Transaction will be accounted for as a reverse recapitalization, with Vivid Seats treated as the accounting acquirer. Accordingly, the financial statements of the combined company will represent a continuation of the financial statements of Vivid Seats. In connection with the agreement, Vivid Seats also entered into a private investment in public equity financing (“PIPE Subscription”). As part of the PIPE Subscription, Vivid Seats raised an additional $250.2 million.

Proceeds from the Merger Transaction and the PIPE Subscription were used for debt repayment and capital structure optimization.

COVID-19 Has Had a Disproportionately Negative Effect on the Live Entertainment Industry

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Almost immediately, mitigation measures implemented or recommended by governmental authorities and private organizations restricted attendance at live events throughout North America producing large-scale event cancellations and meaningfully reduced activity on our platform. The resulting decline in revenue and broader economic impact of the pandemic led us to determine that an impairment triggering event existed during the nine months ended September 30, 2020, resulting in an impairment charge of $573.8 million to goodwill, indefinite-lived intangible assets, definite-lived intangible assets, and other long-lived assets. These factors contributed to a net loss of $774.2 million in 2020.

Beginning in the second quarter of 2021, and continuing into the third quarter of 2021, we have seen a recovery in ticket orders as mitigation measures ease. Ticket orders processed in the three months ended September 30, 2021 exceeded pre-pandemic levels. While the Company continued to recognize a net loss during the nine months ended September 30, 2021, the Company realized significant year-over year increases in revenues and operating income, recognizing operating income of $31,024 thousand through the first nine months of 2021.

The COVID-19 pandemic is evolving, and the ultimate pace and timing of recovery is uncertain. If economic conditions caused by the pandemic were to worsen, the Company’s financial condition, cash flows, and results of operations may be further materially impacted.

Key Factors Affecting Our Performance

Buyer Sourcing and Retention and Sales Volume

Attracting new buyers to our platform, retaining existing buyers and incentivizing increased purchase frequency drives Marketplace GOV and revenue growth. We attract most new customers to our platform through our marketing efforts, including traffic generation from search engines and affiliate partner websites. We seek to retain our customers by providing an optimal user experience, at a competitive price point, by combining the ability to discover events with personalized recommendations with an efficient checkout process. We seek to create ongoing relationships with our customers by offering a compelling loyalty program, Vivid Seats Rewards, in which customers generate value and savings on future purchases made on a Vivid Seats website or mobile app. The degree to which these efforts are successful has an impact on our sales volume which drives our revenues and Marketplace GOV.

Seller Retention

Attracting and retaining sellers is crucial to driving Marketplace GOV and revenue growth. The continued success and growth of our platform is dependent upon maintaining sufficient quantity and diversity of ticket offerings which, in turn, is dependent on sellers’ decision to utilize our platform. Our proprietary Skybox enterprise resource planning tool enables sellers to list their inventory on all major marketplaces through direct application programming interface (“API”) integrations. It provides simplified order fulfillment with barcode and PDF integrations, offers automated listing creation and ticket attachment, and provides a reporting suite to manage inventory, purchases, and profitability. Our in-house Resale team uses Skybox and provides feedback and insight to continually enhance the offering. We also offer a fulfillment service to our sellers so they can remain focused on selling tickets. We will continue to invest in Skybox and provide innovative seller technology and services. The degree to which these efforts are successful has an impact on our revenues and Marketplace GOV.

Enhance our Technology Platform and Product Offering

We aim to provide an efficient and seamless experience for both ticket buyers and sellers on our platform. Vivid Seats has a born-in the-cloud technology platform and our focus on superior technology and actionable data insights has supported scalable, profitable growth. We will continue to invest in our platform to provide easy discovery, search and purchase functionality for ticket buyers. We will also continue to invest in our platform to provide our sellers the ability to manage, sell and deliver inventory in an efficient and informed manner.

We will continue to improve and expand our product offerings, including our Vivid Seats Rewards program and content channels that drive engagement with our customers. We are steadfast in working to optimize the journey and experience of buyers on our platform. We are investing to improve customer acquisition by enabling non-transactional engagement channels, including access to live stream performances, blog content, industry news and gamification on our website and mobile app. We believe these engagement channels will help drive brand awareness and affinity and increase loyalty outside of the traditional transactional purchase process.

Availability of Live Events and Seasonality

Our ability to sell tickets, generate revenue, and achieve growth is dependent on the scheduling of live events and the amount of event cancellations in a given period. Buyers and fans must be willing and able to attend live events. If live events are cancelled, reduced, or restricted, like during the recent global COVID-19 pandemic, our ability to generate revenue and cash will be hindered. If the cessation and large-scale cancellations of events happens again in the future, it may affect our operational and financial outlook.

Due to the seasonal nature of events and the timing of when tickets become available for sale, revenue, cash, and working capital can be impacted by fluctuations in the availability of events for sale to the public. Our Marketplace GOV, total Marketplace orders and revenues are typically the greatest during the fourth quarter. At this time, order volume processed on our platform is the greatest, with all major sports leagues in play and increased holiday demand for concert and theater events.

Success of Marketing Investments

We have historically attracted new customers to our marketplace primarily through performance-based channels, such as paid search engine marketing using our proprietary paid search algorithms that create a unique engine for efficiently bidding on keywords, and affiliated partner websites. While those will continue to be important channels for customer acquisition, we intend to improve our brand presence and awareness to increase traffic generation and orders through direct or unpaid channels. We believe investments in marketing and loyalty will drive sustainable growth in Marketplace GOV and total Marketplace orders. While we undertake this important initiative, we may have higher marketing and selling expenses and lower revenue due to higher loyalty program costs, with a longer-term time horizon for reaping the benefits. Future growth will depend on the success of our business.

Components of Results of Operations

Revenues

We earn revenues through both our Marketplace and Resale segments.

Marketplace: Our Marketplace segment primarily generates revenue by serving as an intermediary between ticket sellers and ticket buyers in our secondary marketplace. Revenue primarily consists of service and delivery fees, as well as referral fees earned on the purchase of ticket insurance by ticket buyers from third-party insurers.

We recognize Marketplace revenues when the ticket seller confirms an order with the ticket buyer. We recognize revenue net of cancellation charges, including estimated customer refunds (less recoveries) and chargebacks, and loyalty program costs. The reduction to revenue includes actual cancellation charges, as well as the change to forecasted future cancellation charges.

Resale: Our Resale segment primarily earns revenue as a seller of tickets that we own. We recognize Resale revenue based on the value of the ticket order, net of cancellation charges, at the time we confirm the order.

Cost of Revenues (exclusive of Depreciation and Amortization)

We incur cost of revenue in both our Marketplace and Resale segments.

Marketplace: Cost of revenues in our Marketplace segment primarily consists of payment processing fees and shipping fees. Cost of revenues in our Marketplace segment also consists of information technology expenses directly attributable to revenue-generating activities, which consist primarily of cloud computing costs and software licenses.

Resale: Cost of revenues in our Resale segment primarily consists of the cost of tickets delivered, an allowance to adjust ticket inventory to lower of cost or net realizable value and to address excess and obsolescence risks, and information technology expenses.

Marketing and Selling

Marketing and selling expenses, primarily consist of online advertising costs aimed towards acquiring new customers, which include fees paid to our advertising affiliates and distributors, paid search engine marketing, and other online marketing activities. Our offline marketing costs include spending on traditional media channels, public relations and advertising agency costs, and partnership expenses with teams, leagues, and theaters.

General and Administrative

General and administrative expenses primarily consist of sales tax expense, personnel-related expenses and other types of general and administrative costs. Sales tax expense is tax expense primarily related to our Marketplace activity. Personnel costs include salaries, employee benefits, equity-based compensation, contractor and outsourced workforce expenses, and other personnel-related costs. General and administrative expenses also include expenses for information technology costs not directly attributable to revenue-generating activities. These information technology costs, which exclude amortization of capitalized internal-use software development costs, include expenses for cloud hosting services, software licenses, and certain software development activities. Other general and administrative expenses also include costs related to consulting and professional services, as well as other corporate costs.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation associated with our property and equipment and amortization related to our personal seat licenses and definite-lived intangible assets, including capitalized software development costs.

Impairment Charges

Impairment charges consist of losses incurred from the impairment of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, and other long-lived assets.

Interest Expense – Net

Interest expense primarily consists of interest expense associated with our outstanding Term Loan Facilities (defined below – see “Liquidity and Capital Resources”).

Loss on Extinguishment of Debt

Loss on extinguishment of debt is incurred as a result of the retirement of our debt obligations and includes the write-off of the original issuance discount and issuance costs, inclusive of any prepayment penalties.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2021

The following table sets forth our results of operations for each of the three and nine months ended September 30, 2020 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2021	Change	% Change	2020	2021	Change	% Change
Revenues	$(7,082)	$139,538	$146,620	2,070%	$33,682	$279,150	$245,468	729%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	379	30,475	30,096	7941%	22,310	54,386	32,076	144%
Marketing and selling	1,511	50,371	48,860	3234%	35,092	104,748	69,656	198%
General and administrative	12,854	42,509	29,655	231%	53,452	87,486	34,034	64%
Depreciation and amortization	80	711	631	789%	48,057	1,506	(46,551)	(97)%
Impairment charges	—	—	—	—%	573,838	—	(573,838)	(100)%
Income (loss) from operations	$(21,906)	$15,472	$37,378	171%	$(699,067)	$31,024	$730,091	104%
Other expenses
Interest expense – net	18,310	17,319	(991)	(5)%	41,076	50,477	9,401	23%
Loss on extinguishment of debt	—	—	—	—%	685	—	(685)	(100)%
Net loss	$(40,216)	$(1,847)	$38,369	95%	$(740,828)	$(19,453)	$721,375	97%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2021	Change	% Change	2020	2021	Change	% Change
Revenues:
Marketplace	$(5,832)	$120,465	$126,297	2,166%	$23,111	$247,106	$223,995	969%
Resale	(1,250)	19,073	20,323	1,626%	10,571	32,044	21,473	203%
Total revenues	$(7,082)	$139,538	$146,620	2,070%	$33,682	$279,150	$245,468	729%

Total revenues increased $146.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase, which occurred in both our Marketplace and Resale segments, resulted from a reduction in event cancellations due to the COVID-19 pandemic and an increase in order volume resulting from the resumption of live events. The pandemic and resulting mitigation measures had a significant adverse effect on order volume and event cancellations during the third quarter of 2020. By the third quarter of 2021, local governments had lifted large scale restrictions on live events and for the quarter ended September 30, 2021, our order volume exceeded pre-pandemic levels.

Total revenues increased $245.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in total revenues was less pronounced during the first nine months of the year, when compared to the three months ended September 30, 2021, due to the timing of the pandemic’s onset in March 2020 and the gradual resumption of live events throughout the first nine months of 2021.

Marketplace

The following table presents revenues in our Marketplace segment by event category (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2021	Change	% Change	2020	2021	Change	% Change
Revenues:
Concerts	$(3,455)	$55,343	$58,798	1,702%	$20,769	$112,200	$91,431	440%
Sports	(1,565)	53,485	55,050	3,518%	(1,636)	115,628	117,264	7,168%
Theater	(828)	11,131	11,959	1,444%	3,742	18,429	14,687	392%
Other	16	506	490	3,063%	236	849	613	260%
Total Marketplace revenues	$(5,832)	$120,465	$126,297	2,166%	$23,111	$247,106	$223,995	969%

Marketplace revenues increased by $126.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in Marketplace revenue resulted primarily from an overall increase in ticket orders processed on our Marketplace platform, combined with fewer event cancellation charges.

Total Marketplace orders increased from negative 0.1 million orders during the three months ended September 30, 2020 to 2.4 million orders during the three months ended September 30, 2021. The increase in orders processed results from the increase in events held after restrictions on fan attendance due to the pandemic were reduced or lifted. These increases are largely consistent across all event categories, with the greatest increase in sports. The increase in the sports category was greatest due to the timing of professional sports seasons in North America and the loosening of restrictions on fan attendance.

Cancellation charges, which are recognized as a reduction to revenues, were $10.1 million for the three months ended September 30, 2020, compared to $8.4 million for the three months ended September 30, 2021. Due to the mass cancellations of live events during the initial phases of the pandemic in 2020, cancellation charges were higher during the three months ended September 30, 2020.

Marketplace revenues increased by $224.0 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase resulted from an increase in orders processed on our Marketplace platform, combined with fewer event cancellation charges in the first nine months of 2021. Total Marketplace orders increased from 1.0 million during the nine months ended September 30, 2020 to 4.4 million during the nine months ended September 30, 2021. Cancellation charges, which are recognized as a reduction to revenue, decreased from $67.1 million during the nine months ended September 30, 2020 to $25.6 million for the nine months ended September 30, 2021.

Marketplace revenue by business model consisted of the following during the three and nine months ended September 30, 2020 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2021	Change	% Change	2020	2021	Change	% Change
Revenues:
Owned Properties	$(2,519)	$96,169	$98,688	3,918%	$21,601	$198,900	$177,299	821%
Private Label	(3,313)	24,296	27,609	833%	1,510	48,206	46,696	3,092%
Total Marketplace revenues	$(5,832)	$120,465	$126,297	2,166%	$23,111	$247,106	$223,995	969%

The increases in revenue from both Owned Properties and Private Label during the three and nine months ended September 30, 2021 resulted primarily from the increase in order volume resulting from the loosening of restrictions on live events. The sports event category comprises a greater overall proportion of the event mix for our Owned Properties, and as a result, Owned Properties had a greater increase in revenues compared to Private Label during the three months and nine months ended September 30, 2021.

Resale

Revenue for our Resale segment increased $20.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase resulted primarily from higher order volume. Total Resale orders increased from negative 3 thousand during the three months ended September 30, 2020 to 73 thousand during the three months ended September 30, 2021. Cancellation charges classified as a reduction of revenue negatively impacted Resale revenue by $2.0 million and $0.1 million for the three months ended September 30, 2020 and 2021, respectively.

Revenue for our Resale segment increased $21.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase resulted primarily from higher order volume. Total Resale orders increased from 42 thousand during the nine months ended September 30, 2020 to 121 thousand during the nine months ended September 30, 2021. Cancellation charges classified as a reduction of revenue negatively impacted Resale revenue by $5.4 million and $3.0 million for the nine months ended September 30, 2020 and 2021, respectively.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2021	Change	% Change	2020	2021	Change	% Change
Cost of revenues:
Marketplace	$949	$15,694	$14,745	1,554%	$12,497	$32,101	$19,604	157%
Resale	(570)	14,781	15,351	2,693%	9,813	22,285	12,472	127%
Total cost of revenues	$379	$30,475	$30,096	7,941%	$22,310	$54,386	$32,076	144%

Total cost of revenues increased $30.1 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Total cost of revenues increased $32.1 million, or 144%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The year-over-year increases to total cost of revenues resulted from higher sales volume in both our Marketplace and Resale segments.

Marketplace

Marketplace cost of revenues increased by $14.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in cost of revenues is consistent with the increase in total Marketplace orders, which increased from negative 0.1 million orders for the three months ended September 30, 2020 to 2.4 million orders for the three months ended September 30, 2021.

Marketplace cost of revenues increased $19.6 million, or 157%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in cost of revenues is consistent with the increase in total Marketplace orders, which increased 341% from 1.0 million for the nine months ended September 30, 2020 to 4.4 million for the nine months ended September 30, 2021.

Resale

Resale cost of revenues increased $15.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase, which resulted from higher total Resale orders of 73 thousand orders during the three months ended September 30, 2021 compared to negative 3 thousand orders during the three months ended September 30, 2020, is consistent with the overall increase in Resale revenue. Cancellation charges resulted in a reduction to Resale cost of revenues of $1.4 million and an increase of $0.1 million for the three months ended September 30, 2020 and 2021, respectively.

Resale cost of revenues increased $12.5 million, or 127%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase, which resulted from higher total Resale orders of 121 thousand orders during the nine months ended September 30, 2021 compared to 42 thousand orders during the nine months ended September 30, 2020, is consistent with the overall increase in Resale revenue. Cancellation charges resulted in a reduction to Resale cost of revenues of $3.5 million and $2.0 million for the nine months ended September 30, 2020 and 2021, respectively.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2021	Change	% Change	2020	2021	Change	% Change
Marketing and selling:
Online	$1,144	$48,711	$47,567	4,158%	$31,064	$101,595	$70,531	227%
Offline	367	1,660	1,293	352%	4,028	3,153	(875)	(22)%
Total marketing and selling	$1,511	$50,371	$48,860	3,234%	$35,092	$104,748	$69,656	198%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $48.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Marketing and selling expenses increased $69.7 million, or 198%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The increase in expenses primarily resulted from greater spending on online advertising during the third quarter of 2021. Our spend on online advertising increased by $47.6 million during the three months ended September 30, 2021 and $70.5 million, or 227%, during the nine months ended September 30, 2021. As restrictions on the attendance of live events were reduced or lifted, we increased our spending on marketing to capitalize on the increase in live event attendance.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2021	Change	% Change	2020	2021	Change	% Change
General and administrative:
Personnel expenses	$7,642	$12,549	$4,907	64%	$30,812	$28,822	$(1,990)	(6)%
Sales tax expense	523	22,075	21,552	4,121%	5,243	35,520	30,277	577%
Other	4,689	7,885	3,196	68%	17,397	23,144	5,747	33%
Total general and administrative	$12,854	$42,509	$29,655	231%	$53,452	$87,486	$34,034	64%

General and administrative expenses increased $29.7 million, or 231%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, including an increase to sales tax expenses of $21.6 million. The increase primarily resulted from higher order volumes and an adjustment to the liability of approximately $8.4 million for local sales taxes likely to be collected by certain states and local municipalities related to orders placed in prior periods.

Following the onset of the pandemic in March 2020, we significantly reduced our employee headcount, resulting in lower personnel expenses. These headcount reductions were most pronounced in our operations function. Beginning in the second quarter of 2021, we began to increase headcount in our operations function, as well as across other functions. As such, personnel expenses increased $4.9 million, or 64%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Other general and administrative expenses increased $3.2 million, or 68%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a $1.4 million increase in legal settlement expenses, $1.3 million increase in consulting and professional fees related to the Merger Transaction with Horizon.

General and administrative expenses increased $34.0 million, or 64%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The primary increase was sales tax expense of $30.3 million, or 577%, resulting from higher order volumes and an adjustment to the liability of approximately $3.6 million for local sales taxes likely to be collected by certain states related to orders placed in prior periods. Other general and administrative expenses also increased by $5.7 million, or 33%, during the first nine months of 2021, primarily due to a $7.7 million increase in consulting and professional service fees related to the Merger Transaction with Horizon, in addition to a $1.7 million increase in legal fees and a $1.4 million increase in legal settlement expenses. Those increases were partially offset by a $5.1 million decrease in other corporate spending, including charitable contributions and travel and entertainment.

The increases in general and administrative expenses during the first nine months of 2021 were partially offset by a $2.0 million decrease in personnel expenses primarily related to the government payroll subsidies for U.S. and Canadian employers.

Depreciation and Amortization

Depreciation and amortization expenses increased $0.6 million, or 789%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the purchase of equipment and capitalized development costs. Depreciation and amortization expenses decreased $46.6 million, or 97%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease primarily resulted from the impairment of our definite-lived intangible assets and other long-lived assets and equipment during the nine months ended September 30, 2020.

Impairment Charges

During the second quarter of 2020, we incurred impairment charges of $573.8 million. These impairment charges were triggered by the effects of the COVID-19 pandemic. Due to the effects of the pandemic, we experienced a substantial reduction of revenue during the first half of 2020, which continued through the remainder of the year. We have not incurred any impairment charges during the nine months ended September 30, 2021.

Other Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2021	Change	% Change	2020	2021	Change	% Change
Other expenses
Interest expense - net	$18,310	$17,319	$(991)	(5)%	$41,076	$50,477	$9,401	23%
Loss on extinguishment of debt	—	—	—	—%	685	—	(685)	(100)%
Total other expenses	$18,310	$17,319	$(991)	(5)%	$41,761	$50,477	$8,716	21%

Interest expense – net

Interest expense decreased $1.0 million, or 5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest expense decreased due to the interest rate swaps maturing on September 30, 2020, slightly offset by the increase in the interest expense for the May 2020 First Lien Loan. Interest expense increased by $9.4 million, or 23%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest expense increased as a result of the Company’s May 2020 First Lien Loan, which did not incur interest expense prior to May 2020.

Loss on extinguishment of debt

We did not incur any debt extinguishment charges during the three months ended September 30, 2020 and 2021. Loss on extinguishment of debt decreased $0.7 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. We incurred a loss of $0.7 million in May 2020 related to the retirement of our revolving credit facility.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from our operating activities. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to potential acquisitions and debt repayment.

Our primary sources of funds are cash generated from operations and proceeds from borrowings, including our term loans and revolving credit facility. In response to the pandemic, we borrowed $50.0 million under our revolving credit facility in March 2020 and subsequently entered into the May 2020 First Lien Loan (defined below). We received $251.5 million in net cash proceeds from the May 2020 First Lien Loan, which we used to repay the $50.0 million in outstanding borrowings under the revolving credit facility in May 2020 and to fund our operations. As noted in the “Liquidity and Capital Resources—Loan Agreements” section below, we repaid the May 2020 First Lien Loan in connection with, and using the proceeds from, the Merger Transaction with Horizon and the PIPE Subscription. We believe our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months.

As of September 30, 2021, we had $488.5 million of cash and cash equivalents. Cash and cash equivalents consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. For the nine months ended September 30, 2021, we have generated positive cash flows from our operating activities.

Loan Agreements

As of September 30, 2021, we are party to two separate credit facilities (collectively, the “Term Loan Facilities”).

In response to the pandemic, we borrowed $50.0 million under the Revolving Facility in March 2020. We then entered into the May 2020 First Lien Loan, which resulted in $251.5 million in net cash proceeds. We used the net cash proceeds from the May 2020 First Lien Loan to immediately repay the $50.0 million in outstanding borrowings under the Revolving Facility and to fund operations of the Company. The Revolving Facility was terminated in full simultaneously with the repayment in May 2020.

The May 2020 First Lien Loan, which is pari passu with the June 2017 First Lien Loan, carries a variable interest rate of LIBOR plus an applicable margin of 9.50%, or a base rate plus an applicable margin of 8.50%. The May 2020 First Lien Loan matures in May 2026, subject to an earlier springing maturity date of June 30, 2024 if the June 2017 First Lien Loan, or a refinancing thereof with scheduled payments of principal prior to June 30, 2024, remains outstanding as of that date. The effective interest rate on the May 2020 First Lien Loan, which fluctuates based on certain paid-in-kind elections, was 11.50% per annum as of December 31, 2020 and September 30, 2021. Interest incurred under the May 2020 First Lien Loan was capitalized into the principal quarterly in August and November 2020, resulting in an outstanding principal of $275.7 million as of December 31, 2020. Additional interest was capitalized into the principal in the first nine months of 2021, resulting in an outstanding principal of $304.1 million as of September 30, 2021. We made no payments during 2020 or the first nine months of 2021 on the May 2020 First Lien Term Loan, which has no principal amortization payments until maturity. We repaid this loan in full in connection with, and using the proceeds from, the Merger Transaction with Horizon and the PIPE Subscription.

We have an outstanding loan balance of $614.0 million under the June 2017 First Lien Loan as of September 30, 2021, which matures on June 30, 2024. Under the June 2017 First Lien Loan, we make quarterly amortization payments of $1.6 million, which amounted to $5.9 million during the year ended December 31, 2020. During the nine months ended September 30, 2021, we made amortization payments of $4.8 million. The effective interest rate on the June 2017 First Lien Loan, which fluctuates based on market interest rates, was 4.5% per annum as of December 31, 2020. The effective interest rate during the nine months ended September 30, 2021 was 4.5%. We made no payments under the June 2017 First Lien Loan during 2020, or the nine months ended September 30, 2021, aside from the required quarterly amortization payments.

As of September 30, 2021, the combined outstanding balance under the Term Loan Facilities, excluding discounts and debt issuance costs, was $918.1 million. Upon closing of the Merger Transaction with Horizon and receipt of cash proceeds under the PIPE Subscription on October 18, 2021, we significantly reduced amounts outstanding under our Term Loan Facilities.

Tax Receivable Agreement

On October 18, 2021, Vivid Seats Inc. entered into a Tax Receivable Agreement ("TRA") which provides for the payment by Vivid Seats Inc. to Hoya Topco and the other holders under the TRA of 85% of certain tax benefits, if any, that Vivid Seats Inc. and certain of its subsidiaries actually realizes, or in some circumstances is deemed to realize, as a result of the various transactions occurring in connection with the Merger Transaction with Horizon or in the future, including benefits arising from tax basis adjustments and certain other tax benefits attributable to payments made under the Tax Receivable Agreement. The payment obligations under the TRA are obligations of Vivid Seats Inc., and we expect that the payments we will be required to make under the TRA will be substantial.

The amount and timing of future tax benefits Vivid Seats Inc. realizes as a result of future exchanges of Intermediate Common Units by Hoya Topco and other TRA Holders, and the resulting amounts Vivid Seats Inc. will be required to pay to Hoya Topco and other TRA Holders pursuant to the TRA, will vary based on, among other things, (i) the amount and timing of future exchanges of Intermediate Common Units by Hoya Topco and other TRA Holders, and the extent to which such exchanges are taxable, (ii) the price per share of the Vivid Seats Class A common stock at the time of the exchanges, (iii) the amount and timing of future income against which to offset the tax benefits, and (iv) the tax rates then in effect. To date, no exchanges of Intermediate Common Units by Hoya Topco or other TRA Holders have occurred. Due to the uncertainty around the timing and extent of future exchanges, we are unable to estimate the future payment obligations under the TRA.

If Vivid Seats Inc. had elected to terminate the TRA immediately after the business combination assuming a market value of Vivid Seats Inc. Class A common stock of $10.00 per share, Vivid Seats Inc. estimated that it would have been required to pay approximately $417.0 million to satisfy its total liability based on the financial information as of September 30, 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2021
Net cash (used in) provided by operating activities	$(30,984)	$215,262
Net cash used in investing activities	(6,380)	(7,323)
Net cash provided by (used in) financing activities	247,148	(4,809)
Net increase in cash and cash equivalents	$209,784	$203,130

Cash (Used in) Provided by Operating Activities

Net cash from operating activities increased $246.2 million to an inflow of $215.3 million for the nine months ended September 31, 2021. The change was primarily driven by a decrease in net loss, excluding consideration of non-cash impairment charges, and larger cash inflows from net working capital, particularly accounts payable. The increase to accounts payable resulted primarily from increased payment liabilities to sellers on our Marketplace platform.

Cash Used in Investing Activities

Net cash used in investing activities increased $0.9 million to $7.3 million for the nine months ended September 30, 2021. The increase is primarily related to capital spending on development activities related to our platform.

Cash Provided by (Used in) Financing Activities

Net cash from financing activities decreased $252.0 million to an outflow of $4.8 million for the nine months ended September 30, 2021. The decrease is primarily driven by the issuance of incremental debt financing in the nine months ended September 30, 2020 that did not recur in 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Prospectus.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. We believe that the assumptions and estimates associated with revenue recognition; equity-based compensation, and impairment of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, and long-lived assets have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated balance sheets, results of operations, and cash flows.

Revenue Recognition

Revenue from our Marketplace segment primarily consists of service and delivery fees from ticketing operations, reduced by incentives provided to ticket buyers. We also recognize revenue for referral fees earned on the purchase of ticket insurance by ticket buyers from third-party insurers. We recognize revenue from our Marketplace segment when the ticket seller confirms an order with the ticket buyer, at which point the seller is obligated to deliver the tickets to the ticket buyer in accordance with the original marketplace listing. Revenue from Marketplace transactions is recognized on a net basis, because we act as an agent for these transactions.

When a cancellation charge is incurred, previously recognized revenue is reversed. We estimate future cancellation charges for ticketed events sold in our marketplace, with a corresponding reduction to revenue. We estimate future cancellations based on the amount of recorded sales transactions in our marketplace and cancellation charge history for those types of events. Specific judgments and assumptions considered when estimating future cancellations under normal circumstances include historical cancellation charges as a percentage of revenues, the average length of time to realize such charges, and the potential exposure based on recent sales activity. Prior to the COVID-19 pandemic, future cancellation charges resulting specifically from event cancellations were immaterial. Factors considered when projecting the impact of future event cancellations include historical event cancellation rates, known developments in the COVID-19 pandemic, including mitigation measures enacted by governmental authorities, and the amount of ticket sales potentially exposed based on recent sales activity. Such estimates are inherently uncertain as we are unable to predict the actual cancellations that will occur. As a result of the COVID-19 pandemic, cancellation charge estimates increased materially in 2020 due to the large-scale volume of cancellations that occurred as a result of the pandemic. Actual cancellation charges recorded may be materially different amounts than we have estimated due to developments in the COVID-19 pandemic and their impact on the number of canceled events.

The amount of estimated payments to customers for future cancellation charges, known as accrued future customer compensation, is classified within accrued expenses and other current liabilities, with a corresponding asset for expected recoveries from ticket sellers recorded within prepaid expenses and other current assets on our consolidated balance sheets. When an event is cancelled, ticket buyers may select to receive either a cash refund or credit for future purchases in our marketplace. When a credit is redeemed, revenue is recognized.

Due to the timing of event cancellations and the volume of cancellations resulting from the COVID-19 pandemic, amounts provided to customers for cancelled events may exceed net sales in certain periods, resulting in negative revenue for the period.

We also offer our customers the opportunity to participate in our loyalty program through our Marketplace segment, which allows customers to earn credits based on Owned Properties transactions. Customers may redeem these credits on future transactions processed in our marketplace. We defer revenue associated with these credits, which is recorded as deferred revenue on our consolidated balance sheets. We recognize breakage income from customer credits, including those processed for event cancellations. Breakage income, which is recorded as revenue, is based on historic customer redemption patterns. We have not made any material changes in the methodologies, estimates, or assumptions related to breakage income during the periods presented and do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions in the future.

Revenue from our Resale business primarily consists of sales of tickets to customers through online secondary marketplaces. We recognize Resale revenue on a gross basis because we act as a principal in these transactions. We recognize Resale revenue when an order is confirmed.

Equity-Based Compensation

Certain members of management have been granted equity-based awards, consisting primarily of incentive units, in our parent, Hoya Topco, LLC. The fair value of the incentive units granted is estimated using the Black-Scholes option-pricing model, which is based on the fair value of our parent’s equity units.

Given the absence of a public trading market for our parent’s common units, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, management exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our parent’s equity, including (i) independent third-party valuations; (ii) forecasted income and expenses; (iii) the rights, preferences, and privileges of our preferred units relative to common units; (iv) the likelihood and timing of achieving a liquidity event; (v) the lack of marketability of our common units; and (vi) valuations of comparable companies. The equity value of our parent is used to estimate the grant date fair value of equity-based awards using a Black-Scholes option pricing model.

The Black-Scholes option-pricing model requires certain subjective inputs and assumptions, including the fair value of our parent’s equity, the expected term, risk-free interest rates, and expected equity volatility. The fair value of incentive units is recognized as equity-based compensation expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Changes in assumptions made on i) expected term, ii) the risk-free rate of interest, and iii) expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized. The expected term is estimated based on the timing and probabilities until a major liquidity event. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and corresponds to the expected term. The expected volatility is estimated on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies.

We continue to use judgment in evaluating the expected volatility and expected term utilized in our equity-based compensation expense calculation on a prospective basis. As we continue to accumulate additional data related to our common units, we may refine our estimates of expected volatility and expected term, which could materially impact our future equity-based compensation expense.

Total equity-based compensation expense was $1.1 million and $1.2 million during the three months ended September 30, 2020 and 2021, respectively. Total equity-based compensation expense was $3.5 million during the nine months ended September 30, 2020 and 2021.

Impairment of Goodwill, Indefinite-Lived Intangible Assets, Definite-Lived Intangible Assets, and Other Long-Lived Assets

We assess goodwill and our indefinite-lived intangible asset (our trademark) for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. We assess definite-lived intangible assets and other long-lived assets (collectively, “long-lived assets”) for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.

We identified the COVID-19 pandemic as a potential triggering event for impairment of our goodwill, indefinite-lived trademark, and long-lived assets. Due to global social distancing efforts to mitigate the spread of the virus, in addition to compliance with restrictions enacted by various governmental entities, most live events during 2020 were either postponed or cancelled. Consequently, we experienced a significant reduction of revenue during the nine months ended September 30, 2020. As a result, we assessed our goodwill, trademark, and long-lived assets for impairment during the nine months ended September 30, 2020, which resulted in impairment charges of $573.8 million.

Goodwill and Indefinite-lived Intangible Asset (Trademark)

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired, and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our goodwill and our indefinite-lived trademark are held by our Marketplace segment, which contains one reporting unit.

Goodwill is not subject to amortization and is reviewed for impairment annually, or earlier whenever events or changes in business circumstances indicate an impairment may have occurred. We assess goodwill for impairment at the reporting unit level. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value, with an impairment charge recognized for the difference.

Our goodwill balance is not currently at risk for additional impairment, as the fair value of our Marketplace reporting unit significantly exceeds its carrying value.

In developing fair values for our reporting unit, we use a discounted cash flow valuation approach, supplemented with a market multiple valuation approach. Significant estimates used in the discounted cash flow models include (i) risk-adjusted discount rates, (ii) forecasted revenue and operating expenses, (iii) forecasted capital expenditures and working capital needs, and (iv) long-term growth rates. These estimates are uncertain as actual discount rates, revenue, operating expenses, capital expenditures, working capital needs, and long-term growth rates may be different than those we have forecasted. These estimates considered the recent deterioration in financial performance of our Marketplace reporting unit, as well as the anticipated rate of recovery, and implied risk premiums based on the market prices of our equity and debt as of the assessment date. We ultimately determined that the carrying value of our Marketplace reporting unit exceeded its estimated fair value, resulting in a goodwill impairment charge of $377.1 million during the nine months ended September 30, 2020.

Similar to goodwill, our indefinite-lived trademark is not amortized, but reviewed for impairment annually, or earlier whenever events or changes in business circumstances indicate that the carrying value may not be recoverable. In conjunction with the goodwill impairment event triggered by the COVID-19 pandemic, we also assessed our indefinite-lived trademark for impairment during the nine months ended September 30, 2020, resulting in an impairment charge of $78.7 million.

We estimate the fair value of our indefinite-lived trademark based on forecasted revenues and a reasonable royalty rate using the relief from royalty valuation method. During 2020, we utilized a 2% royalty rate, consistent with the rate used in the initial valuation of the trademark. Each reporting period, we perform an evaluation of the remaining useful life of our indefinite-lived trademark to determine whether events and circumstances continue to support an indefinite life. We consider the life of our indefinite-lived trademark to be appropriate.

Long-lived assets

We also periodically review the carrying amount of our long-lived assets, including definite-lived intangible assets, property and equipment, personal seat licenses, and right-of-use lease assets, to determine whether current events or business circumstances indicate that the carrying amounts of an asset or asset group may not be recoverable. We classify our long-lived assets as a single asset group, which consists primarily of definite-lived intangible assets, property and equipment, personal seat licenses, and right-of-use lease assets. Our definite-lived intangible assets consist of developed technology, customer and supplier relationships, and non-compete agreements.

We assessed our long-lived assets for impairment during the nine months ended September 30, 2020, which resulted in an impairment charge of $118.0 million. Significant judgment and estimates were required in assessing impairment of our long-lived assets, including identifying whether events or changes in circumstances require an impairment assessment, and estimating future cash flows and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The resulting impairment charge resulted in a complete write-off of our definite-lived intangible assets, property and equipment, personal seat licenses, and right-of-use lease assets during the nine months ended September 30, 2020.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

JOBS Act Accounting Election

Section 107 of the JOBS Act allows emerging growth companies to take advantage of the extended transition period for complying with new or revised accounting standards. Under Section 107, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use the extended transition period under the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates, and market prices. Our primary market risk is interest rate risk associated with our long-term debt. We manage our exposure to this risk through established policies and procedures. Our objective is to mitigate potential income statement, cash flow, and market exposures from changes in interest rates.

Interest Rate Risk

Our market risk is affected by changes in interest rates. We maintain floating-rate debt that bears interest based on market rates plus an applicable spread. Because our interest rate is tied to market rates, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate borrowings. A hypothetical 1% increase or decrease in interest rates above our interest rate floors would change our interest expense by $7.1 million based on amounts outstanding under our Term Loan Facilities during the nine months ended September 30, 2021. Upon closing of the Merger Transaction with Horizon and receipt of cash proceeds under the PIPE Subscription on October 18, 2021, we significantly reduced amounts outstanding under our Term Loan Facilities.

In November 2017, we entered into interest rate swaps that were designated as cash flow hedges for accounting purposes to manage our exposure to interest rate movements and to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreements matured on September 30, 2020 with a combined notional value of $520.7 million. In November 2018, we entered into an interest rate cap to receive payment for the excess of the floating rate above a strike rate. The cap agreement matured on September 30, 2021 with a notional value of $516.8 million.

Item 4. Controls and Procedures

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of September 30, 2021 due to the reasons described below.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2020, we identified a material weakness in our internal control over financial reporting related to the implementation of segregation of duties as part of our control activities, establishment of clearly defined roles within our finance and accounting functions and the number of personnel in our finance and accounting functions with an appropriate level of technical accounting and SEC reporting experience, which in the aggregate, constitute a material weakness.

Remediation Activities

As part of our plan to remediate this material weakness, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We have begun to hire and plan to continue to hire additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities and appropriate segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Please refer to Note 11, Commitments and Contingencies, in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of Vivid Seats Inc. and its subsidiaries. Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our final prospectus, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on September 24, 2021 (the “Prospectus”). The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A Common Stock could decline and you could lose part or all of your investment. In addition, the risks relating to the COVID-19 pandemic may also have the effect of significantly heightening many of the other risks associated with our business and an investment in our Class A common stock.

Risks Relating to the COVID-19 Pandemic

The global COVID-19 pandemic has had, and may continue to have, a material negative impact on our business and operating results. The ultimate magnitude of this impact will depend on a variety of factors, including the duration of the pandemic, the acceptance of vaccines and other mitigation efforts, restrictions or new operational requirements, the state of the U.S. and global economies as a result of the pandemic, and the public’s willingness to attend events with large numbers of people, all of which are uncertain at this time.

The global spread and impact of the COVID-19 pandemic is complex, unpredictable, and continuously evolving. It has resulted in significant disruption and additional risks to our business, the entertainment industry, and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on large gatherings of people, travel bans, border closings and restrictions, business closures, quarantines, shelter-in-place orders, social distancing measures and vaccine requirements. In mid-March 2020, as the unprecedented impact of the global COVID-19 pandemic became clearer, concert promoters, venue operators, sports leagues and theaters around the globe shut down.

Different jurisdictions have lifted social distancing guidelines and restrictions on gatherings of people at different times and may continue to have different rules in place in the future. While vaccination programs around the world began in late 2020, with widespread distribution and availability in the United States by mid-2021, the ultimate impact of such programs on the pandemic and its duration, including the acceptance of the vaccine by the general population, still remains unclear. For example, in the United States, approximately 67% of the population ages 12 and over is now fully vaccinated.

At this time, it is difficult to know or predict when events will be held at a pre-pandemic scope and scale as national and local governments around the world continue to enforce various restrictions on certain large gatherings. It is currently unclear as to what restrictions will be placed on future events due to the unknown evolution of the COVID-19 pandemic.

As of September 30, 2021, most jurisdictions permit full capacity and many events were taking place as planned, but some events continue to be canceled, rescheduled or postponed due to the COVID-19 pandemic. Most sports leagues have recommenced, but they have done so with restrictions related to vaccination and/or testing status and, in some cases at reduced capacity or other social distancing measures, which impacts the need for ticketing. Additionally, there continue to be cancellations and rescheduling of events. There has been increasing concert and theater activity, but the number of concert and theater events is still below that of pre-COVID levels.

Our business depends on concert, sporting and theater events in order to generate most of our revenue from ticket sales in the secondary ticket market. Because fan attendance has been limited at sporting events, concerts and theatrical performances since the onset of the pandemic, our revenue has been negatively impacted and it is possible these circumstances continue for a longer period of time than currently anticipated.

We face ancillary risks and uncertainties arising from the global COVID-19 pandemic in addition to the possible shutdown or limitation of concert, sporting and theater events. COVID-19 may also precipitate or aggravate other risk factors described herein, which have had, and may continue to have, a material negative impact on our business and operating results. Many of these risks and uncertainties may extend beyond the duration of current pandemic conditions due to the uncertainty around how concert, sporting and theater industries may change going forward as a result of the pandemic. The risks and uncertainties described herein should be read in conjunction with those set forth below. Such additional or attendant risks and uncertainties include, among other things:

•
the impact of any lingering economic downturn or recession resulting from the pandemic including, without limitation, any reduction in discretionary spending or confidence for both buyers and sellers, that would result in a decline in ticket sales and attendance;
•
a reduction in the profitability of our operations due to governmental restrictions or safety precautions and protocols voluntarily undertaken, such as venues running under capacity due to spacing and social distancing limitations, which could limit the number of tickets sold;
•
decreased willingness or ability for artists to tour due to varying restrictions across jurisdictions, including the possibility that national or sub-national borders are closed to travel, which could reduce the demand for our services;
•
changes to consumer preferences for consumption of live music, sporting or theater events due to fear of, or restrictions on, large gatherings;
•
loss of ticketing sales due to the economic impacts of the pandemic whereby certain venue operators are no longer in operation, reducing the number of events our marketplace can serve;
•
the inability to pursue expansion opportunities or acquisitions due to capital constraints;
•
the future availability or increased cost of insurance coverage; and
•
the incurrence of additional expenses related to compliance, precautions and management during and after the pandemic.

The likelihood of the realization or intensification of these risks and uncertainties and the ultimate magnitude of their impact on us are not knowable or quantifiable at this time. The global COVID-19 pandemic and its impacts may continue to endure for an unknown period of time. New COVID-19 variants have and may continue to emerge, which could lead to new or additional restrictions being put into place for a greater duration of time. The longer the duration of the global COVID-19 pandemic, the greater the ancillary and lingering effects, and the greater the negative impact on us and our results of operations.

Risks Relating to Our Business and the Live Events and Ticketing Industries

Our business is dependent on the continued occurrence of large-scale sporting events, concerts and theater shows and any decrease in the number of such events will result in decreased demand for our services.

Ticket sales are sensitive to fluctuations in the number of entertainment, sporting and theater events and activities offered by promoters, teams and facilities, and adverse trends in the entertainment, sporting and leisure event industries could adversely affect our business, financial condition and results of operations. We rely on third parties to create and perform at live music, sporting and theater events, and any unwillingness to tour, lack of availability of popular artists or decrease in the number of games or performances held could limit our ability to generate revenue. Accordingly, our success depends upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams, and any decrease in availability or failure to anticipate public demand could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

Our business depends on relationships with buyers, sellers and distribution partners, and any adverse changes in these relationships will adversely affect our business, financial condition and results of operations.

Our business is dependent on maintaining our deep and longstanding relationships with the parties that use our platform to buy and sell tickets, including individual customers, ticket sellers, and distribution partners that sell tickets to consumers using our ticket inventory, payment platform and customer service. We cannot provide assurance that we will be able to maintain existing relationships, or enter into new relationships, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Changes in Internet search engine algorithms and dynamics, or search engine disintermediation, or changes in marketplace rules could have a negative impact on traffic for our sites and ultimately, our business and results of operations.

We rely heavily on Internet search engines, such as Google, to generate traffic to our website, through a combination of organic and paid searches. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our website to be placed lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our website or those of our partners, our business, results of operations and financial condition would be harmed. Furthermore, our failure to successfully manage our search engine optimization could result in a substantial decrease in traffic to our website, as well as increased costs if we were to replace free traffic with paid traffic, which may harm our business, results of operations and financial condition.

We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to enable downloads of our applications. Such marketplaces have in the past made, and may in the future make, changes that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Further, iOS and Android apps are an important distribution channel for sales of our tickets. If Apple or Google choose to charge commissions or fees on our revenue, and we fail to negotiate favorable terms, it may harm our business, results of operations and financial condition. Similarly, if problems arise in our relationships with providers of application marketplaces, our user growth could be harmed.

We face intense competition in the ticketing industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Our business faces significant competition from other national, regional and local primary and secondary ticketing service providers to secure new and retain existing sellers, buyers and distribution partners on a continuous basis. We also face competition in the resale of tickets from other resale marketplaces and other ticket resellers. The advent of new technology, particularly as it relates to online ticketing, has amplified this competition. The intense competition that we face in the ticketing industry could cause the volume of our ticketing business to decline, and we may not be able to maintain or increase our current revenue due to such decline, which could adversely affect our business, financial condition and results of operations.

Other variables related to the competitive environment that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, event attendance, ticket prices and fees or profit margins include:

•
competitors’ offerings that may include more favorable terms or pricing;
•
technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive alternatives than we currently offer, which may lead to a loss of ticket sales or lower ticket fees;
•
other entertainment options or ticket inventory selection and variety that we do not offer; and
•
increased pricing in the primary ticket marketplace, which could result in reduced profits for secondary ticket sellers and reduced demand for our services.

If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.

Our ability to attract and retain sellers, buyers and distribution partners depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, new service and product introductions and changing demands of sellers, buyers and distribution partners. We spend substantial time and resources understanding such parties’ needs and responding to them. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In addition, after development, sellers, buyers and distribution partners may not be satisfied with our enhancements or perceive that the enhancements do not adequately meet their needs. The success of a new solution or enhancement to our platform can depend on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, user awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, results of operations and financial condition could be harmed.

The reputation and brand of our marketplace is important to our success, and if we are not able to maintain and enhance our brand, our business, financial condition and results of operation may be adversely affected.

We believe that maintaining and enhancing our reputation and brand as a differentiated ticketing marketplace serving sellers, buyers and distribution partners is critical in retaining our relationships with our existing sellers, buyers and distribution partners and to our ability to attract new sellers, buyers and distribution partners. The successful promotion of our brand attributes will depend on a number of factors that we control and some factors outside of our control.

The promotion of our brand requires us to make substantial expenditures and management investment, which will increase as our market becomes more competitive and as we seek to expand our marketplace. To the extent these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and successfully differentiate our marketplace from competitive products and services, our business may not grow, we may not be able to compete effectively and we could lose sellers, buyers or distribution partners or fail to attract potential new sellers, buyers and distribution partners, all of which would adversely affect our business, results of operations and financial condition.

There are also factors outside of our control, which could undermine our reputation and harm our brand. Negative perception of our marketplace may harm our business, including as a result of complaints or negative publicity about us; the promotion on our platform of events that are deemed to be COVID-19 “superspreader” events by the media; our inability to timely comply with local laws, regulations and/or consumer protection related guidance; the use of our platform to sell fraudulent tickets; responsiveness to issues or complaints and timing of refunds and/or reversal of payments on our platform; actual or perceived disruptions or defects in our platform; security incidents; or lack of awareness of our policies or changes to our policies that sellers, buyers or others perceive as overly restrictive, unclear or inconsistent with our values.

If we are unable to maintain a reputable platform that provides valuable solutions and desirable events, then our ability to attract and retain sellers, buyers and distribution partners could be impaired and our reputation, brand and business could be harmed.

Our success depends on the supply and demand of concert, sporting and theater events and if either declines, it could have a material adverse effect on our business, financial condition and results of operations.

A reduction in the number of live concert, sporting and theater events will have an adverse effect on our revenue and operating income. Many of the factors affecting the number and availability of live concert, sporting and theater events are beyond our control. For instance, certain sports leagues have experienced labor disputes leading to threatened or actual player lockouts. Any such lockouts that result in shortened or canceled seasons will adversely impact our business both due to the loss of games and ticketing opportunities as well as the possibility of decreased attendance following such a lockout due to adverse fan reaction.

A decline in attendance at live concert, sporting and theater events may also have an adverse effect on our revenue and operating income. Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, can also significantly impact our operating results as these factors can affect premium seat sales. Negative factors such as challenging economic conditions and public concerns over terrorism and security incidents, particularly when combined, can also impact corporate and consumer spending. During periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending. The risks associated with our business will become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live concert, sporting and theater events.

The impact of economic slowdowns, including the current economic environment due to COVID-19, on our business resulted in reductions in ticket sales and our ability to generate revenue. The reduction in discretionary spending and confidence for consumers resulted in a decline in ticket sales and attendance, which impacted our operating results and growth. There can be no assurance that consumer and corporate spending will not continue to be adversely impacted by current economic conditions, or by any future deterioration in economic conditions, which could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, disease epidemics or pandemics, severe weather events and natural disasters.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, public health concerns such as contagious disease epidemics or pandemics, natural disasters or similar severe weather events, may deter artists from touring, teams from holding games and/or substantially decrease the use of and demand for our services, which may decrease our revenue or expose us to substantial liability.

Terrorism and security incidents in the past, military actions in foreign locations, periodic elevated terrorism alerts and fears from publicized contagious disease epidemics and pandemics have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

The occurrence of these events may deter buyers from attending and purchasing tickets to live concerts, sporting or theater events, which will negatively impact our business and financial performance. Moreover, performers, venues, teams or promoters may decide to cancel concert, sporting and theater events due to social distancing requirements, such as those imposed in response to the COVID-19 pandemic, or due to severe weather events or natural disasters.

Attendance at events may decline or events may be cancelled due to these extraordinary, perilous events, which could adversely impact our operating results. Cancellations of such events could adversely affect our financial performance, as we are obligated to issue refunds or credits for tickets purchased for those events that are not rescheduled.

We may enter into future acquisitions and take certain actions in connection with such transactions, including actions taken to comply with antitrust, competition and other regulations, that could affect our business and results of operations; if we are unsuccessful in our future acquisition endeavors, our business could be adversely impacted.

Our future growth rate may depend in part on our selective acquisition of additional businesses. A portion of our growth has been attributable to acquisitions, such as the acquisition of Fanxchange Limited in 2019. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition depends on a variety of factors and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, our credit facility restricts our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

•
using a significant portion of our available cash;
•
issuing equity securities, which would dilute current stockholders’ percentage ownership;
•
incurring substantial debt;
•
incurring or assuming contingent liabilities, known or unknown;
•
incurring amortization expenses related to intangibles; and
•
incurring large accounting write-offs or impairments.

In addition, acquisitions involve inherent risks which, if realized, could adversely affect our business and results of operations, including those associated with:

•
integrating the operations, financial reporting, technologies and personnel of acquired companies;
•
scaling of operations, system and infrastructure and achieving synergies to meet the needs of the combines or acquired company;
•
managing geographically dispersed operations;
•
the diversion of management’s attention from other business concerns;
•
the inherent risks in entering markets or lines of business in which we have either limited or no direct experience;
•
the potential loss of key employees, customers and strategic partners of acquired companies; and
•
the impact of laws and regulations at the state, federal and international levels when entering new markets or business, which could significantly affect our ability to complete acquisitions and expand our business.

Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.

We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, sports teams performance, the timing of tours, tour cancellations, event ticket sales, weather, seasonal and other fluctuations in our operating results, the timing of guaranteed payments, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and second quarters of the calendar year due to the timing of large-scale events and concert onsales and we experience increased activity in the fourth quarter when all major sports leagues are in season and there is an increase in order volume for theater and concert events during the holiday season. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results. Similarly, the number of games in playoff series and the teams involved can vary year over year and impact our results. The seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our results of operations. Due to the unprecedented stoppage of concert, sporting and theater events globally in mid-March of 2020, and the gradual reopening of live events, did not experience our typical seasonality trends in 2020 or 2021.

We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, financial condition or results of operations.

Our success depends upon the continued service of our senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could harm our business and our relationships. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees.

We face significant competition for personnel, particularly in Chicago, Illinois, Dallas, Texas and Toronto, Ontario. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competition. In 2020, as a result of the COVID-19 pandemic, we reduced our workforce by approximately 50%. In 2021, as the economy recovers from the COVID-19 pandemic, we have made extraordinary efforts to attract and secure top talent, which has resulted in our workforce reaching approximately 75% of our pre-COVID number. However, the market for talent continues to be competitive and it has been challenging to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which may harm our business.

Impairment of our goodwill could negatively impact our financial results and financial condition.

In accordance with accounting principles generally accepted in the United States of America, we test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of our goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. During the year ended December 31, 2020, we recognized a total non-cash impairment charge of $573.8 million, including an impairment of goodwill of $377.1 million. As of September 30, 2021, we had goodwill of approximately $683.3 million, which constituted approximately 48.4% of our total assets at that date. Due to the volatile stock market, the current economic uncertainty and other factors, we cannot provide assurance that remaining goodwill will not be further impaired in future periods. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in the business climate and slower growth rates in our industry. If we are required to record an impairment charge for goodwill in the future, this would adversely impact our financial condition and financial results.

Risks Relating to Government Regulation and Litigation

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing applications of privacy regulations.

We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personal data and other user data. In the United States, numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of buyers and sellers. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA provides for potentially severe statutory penalties, and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA and CPRA. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, which could increase our potential liability. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Outside the United States, personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the United Kingdom, the European Union and the European Economic Area (“EEA”) and their member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed greater legal obligations on companies in this regard. For example, the European Union General Data Protection Regulation (“GDPR”) became effective May 25, 2018. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Although we do not currently trigger the application of the GDPR, if we materially alter our operations such that we become established in the EU/UK (e.g., by employing individuals in those locations), begin monitoring individuals in the EU/UK or demonstrate an intention to offer goods and services to individuals in the EU/UK, we will be required to comply with the GDPR and applicable UK data privacy laws. The GDPR and UK data privacy laws enhances data protection obligations for processors and controllers of personal data including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. If we are required to comply with the GDPR or UK data privacy laws, this may significantly increase our operational costs and our overall risk exposure.

We are also subject to the Payment Card Industry (“PCI”) Data Security Standard, which is a standard designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI Data Security Standard can subject us to fines, termination of banking relationships, and increased transaction fees.

The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Any inability to adequately address privacy, data protection and data security concerns or comply with applicable privacy, data protection or data security laws, regulations, policies and other obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

Our failure, and/or the failure by the various service providers and partners with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personal data or other user data, or the perception that any such failure or compromise has occurred, could negatively harm our brand and reputation, result in a loss of sellers, buyers or distribution partners, discourage potential sellers or buyers from trying our platform and/or result in fines and/or proceedings by governmental agencies and/or users, any of which could have a material adverse effect on our business, results of operations and financial condition.

Unfavorable outcomes in legal proceedings in which we may be involved may adversely affect our business and operating results.

We may be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings.

Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

Unfavorable legislative outcomes may adversely affect our industry, our business and our operating results.

In addition to concerns related to network and data security, the collection, transfer, use, disclosure, security and retention of personal or sensitive information and other user data are governed by existing and evolving federal, state and international laws, as described above. We have expended significant capital and other resources to keep abreast of the evolving privacy landscape. However, due to the changes in the data privacy regulatory environment, we may incur additional costs and challenges to our business that restrict or limit our ability to collect, transfer, use, disclose, secure, or retain personal or sensitive information. These changes in data privacy laws may require us to modify our current or future products, services, programs, practices or policies, which may in turn impact the products and services available to our customers.

Additionally, some states regulate the secondary ticket market, such as by setting maximum resale prices, and any further regulation or unfavorable legislative outcomes imposing additional restrictions on ticket resales and transferability may adversely affect our industry, our business and our operating results.

Our business is dependent on the ability for sellers to sell tickets on the secondary market unencumbered.

Our business is dependent upon third parties having the ability to list tickets for sale on the secondary ticket market for events put on by artists, teams and promoters. Any actions taken by federal, state or local governments, rights holders or companies that issue tickets (i.e., the primary ticketing companies), such as enacting restrictions regarding resale policies, using technology to limit where and how tickets are sold on the secondary market, charging incremental fees for the ability to sell tickets on the secondary market or partnering with other resale marketplaces on an exclusive basis, could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

Risks Relating to Information Technology, Cybersecurity and Intellectual Property

The success of our operations depends, in part, on the integrity of our systems and infrastructure, as well as affiliate and third-party computer systems, computer networks and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.

System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of our own ticketing systems and other computer systems and of affiliate and third-party software, computer networks and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Similarly, due to our reliance on a network of technology systems, many of which are outside of our control, changes to interfaces upon which we rely or a reluctance of our counterparties to continue supporting our systems could lead to technology interruptions. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions. The large infrastructure plant that is required to operate our systems requires an ongoing investment of time, money and effort to maintain or refresh hardware and software and to ensure it remains at a level capable of servicing the demand and volume of business that we receive. Failure to do so may result in system instability, degradation in performance, or unfixable security vulnerabilities that could adversely impact both the business and the consumers utilizing our services.

While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

Cyber security risks, data loss or other breaches of our network security could materially harm our business and results of operations, and the processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements relating to personal privacy rights.

Due to the nature of our business, we process, store, use, transfer and disclose certain personal or sensitive information about our customers and employees. Penetration of our network or other misappropriation or misuse of personal or sensitive information and data, including credit card information and other personally identifiable information, could cause interruptions in our operations and subject us to increased costs, litigation, inquiries and actions from governmental authorities, and financial or other liabilities. In addition, security breaches, incidents or the inability to protect information could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches and incidents could also significantly damage our reputation with sellers, buyers, distribution partners and other third parties, and could result in significant costs related to remediation efforts, such as credit or identity theft monitoring. Such incidents may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information that we handle.

Although we have developed systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems may change frequently and as a result, may be difficult for our business to detect for long periods of time. In addition, despite our commercially reasonable efforts, we may be unaware of or unable to anticipate these techniques or implement adequate preventative measures. We have expended significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences and will continue to do so in the future.

We also face risks associated with security breaches and incidents affecting third parties with which we are affiliated or with which we otherwise conduct business. In particular, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture and/or may pose a security risk that could unexpectedly compromise information security. Sellers, buyers and distribution partners are generally concerned with the security and privacy of the internet, and any publicized security problems affecting our businesses and/or third parties may discourage sellers, buyers or distribution partners from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

Laws in all states and U.S. territories require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information. Such laws are inconsistent, and compliance in the event of a widespread security incident is complex and costly and may be difficult to implement. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim.

If we fail to adequately protect or enforce our intellectual property rights, our competitive position and our business could be materially adversely affected.

We believe that our proprietary technologies and information, including our software, informational databases, and other components that make our products and services are critical to our success, and we seek to protect our technologies, products and services through a combination of intellectual property rights, including trademarks, domain names, copyrights and trade secrets, as well as through contractual restrictions with employees, customers, suppliers, affiliates and others. Despite our efforts, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop products or services substantially similar to ours. While we do not currently hold patents over our technology, we do have a few pending patent applications and we may file additional patent applications in the future. We seek to protect our trade secrets and proprietary know-how and technology methods through confidentiality agreements and other access control measures. Failure of such strategies to protect our technology or our inability to protect patents in the future to the extent we obtain them could have a materially adverse impact on our business, financial condition and results of operations.

We have been granted trademark registrations with the United States Patent and Trademark Office and/or various foreign authorities for certain of our brands. Our existing or future trademarks may be adjudicated invalid by a court or may not afford us adequate protection against competitors.

We cannot be certain that the measures we implement will prevent infringement, misappropriation or other violations of our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as they do in the United States. Our failure to protect our intellectual property rights in a meaningful manner or challenges to our related contractual rights could result in erosion of our brand names or other intellectual property and could adversely affect our business, financial condition and results of operations. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

We may face potential liability and expense for legal claims alleging that the operation of our business infringes intellectual property rights of third parties, who may assert claims against us for unauthorized use of such rights.

We cannot be certain that the operation of our business does not, or will not, infringe or otherwise violate the intellectual property rights of third parties. From time to time, we have been and may in the future be, subject to legal proceedings and claims alleging that we infringe or otherwise violate the intellectual property rights of third parties. These claims, whether or not successful, could divert management time and attention away from our business and harm our reputation and financial condition. In addition, the outcome of litigation is uncertain, and third parties asserting claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief against us, which could require us to rebrand, redesign, or reengineer our platform, products or services, and/or effectively block our ability to distribute, market or sell our products and services.

Our payments system depends on third-party providers and is subject to risks that may harm our business.

We rely on third-party providers to support our payment system, as our buyers primarily use credit cards to purchase tickets on our marketplace. Nearly all our revenue is associated with payments processed through a single provider, which relies on banks and payment card networks to process transactions. If this provider or any of its vendors do not operate well with our platform, our payments systems and our business could be adversely affected. If this provider does not perform adequately, determines certain types of transactions are prohibitive for any reason, if this provider’s technology does not interoperate well with our platform, or if our relationships with this provider, the bank or the payment card networks on which it relies were to terminate unexpectedly, buyers may find our platform more difficult to use. Such an outcome could harm the ability of sellers to use our platform, which could cause them to use our platform less and harm our business.

Our payment processing partner requires us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some buyers or sellers, be costly to implement or difficult to follow. We are required to reimburse our payment processor for fines assessed by payment card networks if we, or buyers or sellers using our platform, violate these rules, such as our processing of various types of transactions that may be interpreted as a violation of certain payment card network operating rules. Changes to these rules and requirements, or any change in our designation by payment card networks, could require a change in our business operations and could result in limitations on or loss of our ability to accept payment cards, any of which could negatively impact our business.

Additionally, while we deploy sophisticated technology to detect fraudulent purchase activity, we may incur losses if we fail to prevent the use of fraudulent credit card information on transactions in the future. Fraud schemes are becoming increasingly sophisticated and common, and our ability to detect and combat fraudulent schemes may be negatively impacted by the adoption of new payment methods and new technology platforms. If we or this provider fail to identify fraudulent activity or are unable to effectively combat the use of fraudulent credit cards on our platform or if we otherwise experience increased levels of disputed credit card payments, our results of operations and financial positions could be materially adversely affected.

Finally, payment card networks and our payment processing partner could increase the fees they charge us for their services, which would increase our operating costs and reduce our margins. Any such increase in fees could harm our business, results of operations and financial condition.

Risks Relating to Our Indebtedness

We are a party to debt agreements that could restrict our operations and impair our financial condition. The agreements governing our indebtedness will impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.

The agreements governing our two separate credit facilities include restrictive covenants that, among other things, restrict our ability to:

•
incur additional debt;
•
pay dividends and make distributions;
•
make certain investments;
•
prepay certain indebtedness;

•
create liens;
•
enter into transactions with affiliates;
•
modify the nature of our business;
•
transfer and sell assets, including material intellectual property;
•
enter into agreements prohibiting our ability to grant liens in favor of our senior secured creditors;
•
amend or modify the terms of any junior financing arrangements;
•
amend our organizational documents; and
•
merge or consolidate.

Our failure to comply with the terms and covenants of our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable.

As of September 30, 2021, our total indebtedness, excluding unamortized debt discounts and debt issuance costs, was $918.1 million. On October 18, 2021, we used gross proceeds from the PIPE subscription and funds held a trust account were used to, among other things, repay our credit facilities in an amount equal to $482.4 million. We may incur significant additional indebtedness in the future.

Our sizeable indebtedness could have adverse consequences, including:

•
making it more difficult for us to satisfy our obligations;
•
increasing our vulnerability to adverse economic, regulatory and industry conditions;
•
limiting our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other purposes;
•
requiring us to dedicate a substantial portion of our cash flow from operations to fund payments on our debt, thereby reducing funds available for operations and other purposes;
•
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
making us more vulnerable to increases in interest rates; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt.

We depend on the cash flows of our subsidiaries in order to satisfy our obligations.

We rely on distributions and/or loans from our subsidiaries to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. Subject to certain exceptions, each of our subsidiaries guarantees our indebtedness under our credit facility. We conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans or other payments of funds to us by those subsidiaries. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our credit facility and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

We may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our operations or other liquidity needs.

As of September 30, 2021, we had cash and cash equivalents of $488.5 million, which is available to us to fund our operating, investing and financing activities. In addition, due to the COVID-19 pandemic, which has drastically changed the landscape of the concerts, sporting and theater events industries, we experienced a significant decrease in our revenues as a result of decreased volume in 2020. Our revenues were $33.7 million and $279.2 million for the nine months ended September 30, 2020 and 2021, respectively, and the net cash provided by (used in) operating activities was $(31.0) million and $215.3 million for the nine months ended September 30 2020 and 2021, respectively. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business, and we could exhaust our available financial resources sooner than we expect. While our revenues and net cash provided by operating activities increased in 2021, uncertainty remains around the ongoing impact of the COVID-19 pandemic, which could have a significant impact to our future cash flows.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our ability to obtain financing will depend on a number of factors, including:

•
general economic and capital market conditions, including as a result of the COVID-19 pandemic;
•
the availability of credit from banks or other lenders;
•
investor confidence in us; and
•
our results of operations.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to obtain financing, in an amount sufficient to fund our operations or other liquidity needs. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

•
develop and enhance our platform and solutions;
•
continue to invest in our technology development and marketing organizations;
•
hire, train and retain employees;
•
respond to competitive pressures or unanticipated working capital requirements; or
•
pursue acquisition opportunities.

Our inability to do any of the foregoing could reduce our ability to compete successfully and could have an adverse effect on our business.

Risks Related to Organizational Structure

GTCR Fund XI/B LP, GTCR Fund XI/C LP, GTCR, Co-Invest XI LP, GTCR Golder Rauner, L.L.C., GTCR Golder Rauner II, L.L.C., GTCR Management, XI LLC and GTCR LLC (collectively, “Private Equity Owner”) control us, and its interests may conflict with ours or yours in the future.

Hoya Topco, LLC (“Hoya Topco”), which is controlled by our Private Equity Owner and its affiliates, controls approximately 60.6% of the voting power of our outstanding common stock, which means that, based on its percentage voting power controlled, our Private Equity Owner controls the vote of all matters submitted to a vote of our shareholders. This control enables our Private Equity Owner to control the election of the members of our board of directors (subject to the terms of the Stockholders’ Agreement dated October 18, 2021 we entered into with Hoya Topco (“Stockholders’ Agreement”)) and all other corporate decisions. Even when our Private Equity Owner ceases to control a majority of the total voting power, for so long as our Private Equity Owner continues to own a significant percentage of our common stock, our Private Equity Owner will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, our Private Equity Owner has significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as our Private Equity Owner continues to own a significant percentage of our common stock, our Private Equity Owner will be able to cause or prevent our change of control or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a potential sale and ultimately might affect the market price of our Class A common stock.

Our Stockholders’ Agreement provides our Private Equity Owner the right to nominate (i) five (5) directors to our board of directors, so long as our Private Equity Owner, in the aggregate, beneficially own at least 24% of the aggregate number of shares of our common stock, of which at least one (1) will qualify as an “independent director” under applicable stock exchange regulations, (ii) four (4) directors to our board of directors, so long as our Private Equity Owner, in the aggregate, beneficially own at least 18% but less than 24% of our common stock, (iii) three (3) directors to our Board, so long as our Private Equity Owner, in the aggregate, beneficially own at least 12% but less than 18% of our common stock, (iv) two (2) directors to our board of directors, so long as our Private Equity Owner, in the aggregate, beneficially own at least 6% but less than 12% of our common stock and (v) until the date our Private Equity Owner, in the aggregate, beneficially own a number of voting shares representing less than five percent (5%) of the aggregate number of shares of our common stock held, directly or indirectly, by our Private Equity Owner, one (1) director to our board of directors. Pursuant to the foregoing provisions of the Stockholder’s Agreement, our Private Equity Owner will be able to designate the majority of the directors of our board of directors and generally have control over our business and affairs.

Our Private Equity Owner and its affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, our Private Equity Owner and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our amended and restated charter will provide that none of our Private Equity Owner, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Private Equity Owner also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Private Equity Owner may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you or may not prove beneficial.

We are a “controlled company” within the meaning of Nasdaq listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.

We qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.

We rely on certain of these exemptions. As a result, we will not have a compensation committee consisting entirely of independent directors and our directors will not be nominated or selected solely by independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemption, holders of our common stock will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Our only material asset will be our direct and indirect interests in Hoya Intermediate, and we are accordingly dependent upon distributions from Hoya Intermediate to pay dividends, taxes and other expenses, including payments we are required to make under our Tax Receivable Agreement.

We are a holding company with no material assets other than our direct and indirect ownership of equity interests in Hoya Intermediate, LLC (“Hoya Intermediate”). As such, we will not have any independent means of generating revenue. We intend to cause Hoya Intermediate to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under our Tax Receivable Agreement with Hoya Topco and Hoya Intermediate dated October 18, 2021 (“TRA”), and to pay our corporate and other overhead expenses. To the extent that we need funds, and Hoya Intermediate is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

Our TRA will require us to make cash payments to Hoya Topco (or other parties that become entitled to rights to payment under our TRA) in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under our TRA may (i) exceed any actual tax benefits or (ii) be accelerated.

We are a party to a TRA with Hoya Intermediate, GTCR Management XI, LLC (“TRA Holder Representative”), Hoya Topco, and other TRA Holders (as defined in our TRA). Pursuant to our TRA, we will generally be required to pay Hoya Topco and the other TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group (i.e., our applicable consolidated, unitary, or combined subsidiaries) realizes, or is deemed to realize, as a result of certain tax attributes, which include:

•
existing tax basis in certain assets of Hoya Intermediate and certain of its direct or indirect subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service;
•
tax basis adjustments resulting from taxable exchanges of Common Units of Hoya Intermediate (“Intermediate Common Units”) for Class A common stock (including any such adjustments resulting from certain payments made by us under our TRA) acquired by us from a TRA Holder (as defined in our TRA) pursuant to the terms of our LLC Agreement;
•
certain tax attributes of Blocker Corporations (as defined in the LLC Agreement) holding Intermediate Common Units that are acquired directly or indirectly by us pursuant to a reorganization transaction;
•
certain tax benefits realized by us as a result of certain U.S. federal income tax allocations of taxable income or gain away from us to other members of Hoya Intermediate and deductions or losses to us and away from other members of Hoya Intermediate, in each case, as a result of our merger with Horizon Acquisition Corporation on October 18, 2021; and
•
tax deductions in respect of portions of certain payments made under our TRA.

Payments under our TRA generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of a position taken with respect to tax attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. If any tax attributes initially claimed or utilized by the Tax Group are disallowed, the TRA Holders (as defined in our TRA) will not be required to reimburse us for any excess payments that may previously have been made pursuant to our TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable TRA Holders under our TRA, after the determination of such excess. However, a challenge to any tax attributes initially claimed or utilized by the Tax Group may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of our TRA. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under our TRA in excess of the Tax Group’s actual savings in respect of the tax attributes.

Moreover, our TRA will provide that, in certain early termination events (including certain changes of control, material breaches, or at our option subject to the approval of a majority of our independent directors), we will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under our TRA, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the tax attributes over certain specified time periods and that all Intermediate Common Units (including Intermediate Common Units held by Blocker Corporations) that had not yet been exchanged for are deemed exchanged. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.

Payments under our TRA will be our obligation and not an obligation of Hoya Intermediate. Any actual increase in our allocable share of Hoya Intermediate and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under our TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A common stock at the time of an exchange of Intermediate Common Units by a TRA Holder pursuant to the terms of our Second Amended and Restated Limited Liability Agreement dated October 18, 2021 (“LLC Agreement”) and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we will be required to make under our TRA are outside of our control, the aggregate payments we will be required to make under our TRA could be substantial. There can be no assurance that we will be able to finance our obligations under our TRA in a manner that does not adversely affect our working capital and growth requirements.

Any payments made by us under our TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under our TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under our TRA and therefore accelerate payments due under our TRA. Furthermore, our future obligation to make payments under our TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax attributes that may be deemed realized under our TRA.

In certain circumstances, Hoya Intermediate will be required to make distributions to us and Hoya Topco, and the distributions that Hoya Intermediate will be required to make may be substantial.

Hoya Intermediate is treated, and will continue to be treated, as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, its taxable income is generally allocated to its members, including us. Pursuant to our LLC Agreement, Hoya Intermediate will make cash or tax distributions, to the members, including us, calculated using an assumed tax rate, to provide liquidity to its members to pay taxes on such member’s allocable share of the cumulative taxable income, reduced by cumulative taxable losses. Under applicable tax rules, Hoya Intermediate will be required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions may be made on a pro rata basis to all members and such tax distributions may be determined based on the member who is allocated the largest amount of taxable income on a per Intermediate Common Unit basis and an assumed tax rate that is the highest tax rate applicable to any member, Hoya Intermediate may be required to make tax distributions that, in the aggregate, exceed the amount of taxes that Hoya Intermediate would have paid if it were taxed on its net income at the assumed rate.

As a result of (i) potential differences in the amount of net taxable income allocable to us and to Hoya Topco, (ii) the lower maximum tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating Hoya Intermediate’s distribution obligations, we may receive distributions significantly in excess of our actual tax liabilities and our obligations to make payments under our TRA. If we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Hoya Intermediate, Hoya Topco would benefit from any value attributable to such accumulated cash balances as a result of its right to acquire shares of our Class A common stock or, at our election, an amount of cash equal to the fair market value thereof, in exchange for its Intermediate Common Units. We will have no obligation to distribute such cash balances to our shareholders, and no adjustments will be made to the consideration provided to an exchanging holder in connection with a direct exchange or redemption of Hoya Intermediate limited liability company interests under our LLC Agreement as a result of any retention of cash by us.

If we are deemed an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•
it is an "orthodox" investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of providing ticketing services and not primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as a full-service ticketing marketplace and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe we or Hoya Intermediate is an “orthodox” investment company as described in the first bullet point above. Furthermore, we treat Hoya Intermediate as a majority-owned subsidiary for purposes of the Investment Company Act. Therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe that we or Hoya Intermediate will be an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. In addition, we believe we will not be an investment company under section 3(b)(1) of the Investment Company Act because we will be primarily engaged in a non-investment company business.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We continue to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including Hoya Intermediate) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among Hoya Intermediate, us or our senior management team, or any combination thereof and materially and adversely affect our business, financial condition and results of operations.

We may pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

Our board of directors may, in its discretion, pay a cash dividend to our stockholders. In addition, as a holding company, we are dependent upon the ability of Hoya Intermediate to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under our TRA) and pay dividends to our stockholders. However, the ability of Hoya Intermediate to make such distributions will be subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are able to generate sufficient distributions from our business, we may make the payment of cash dividends to our stockholders.

Risks Related to Being a Public Company

The market price and trading volume of our securities may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock and warrants in spite of our operating performance. We cannot assure you that the market price of our Class A common stock and warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•
the realization of any of these risk factors;
•
difficult global market and economic conditions;
•
loss of investor confidence in the global financial markets and investing in general;
•
adverse market reaction to indebtedness we may incur, securities we may grant under our 2021 Incentive Award Plan or otherwise, or any other securities we may issue in the future, including shares of our Class A common stock;
•
unanticipated variations in our quarterly operating results or dividends;
•
failure to meet securities analysts’ earnings estimates;
•
publication of negative or inaccurate research reports about us or the live events or ticketing industry or the failure of securities analysts to provide adequate coverage of our Class A common stock in the future;
•
changes in market valuations of similar companies;
•
speculation in the press or investment community about our business;
•
additional or unexpected changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; and
•
increases in compliance or enforcement inquiries and investigations by regulatory authorities.

In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

We may be subject to securities class action litigation, which may harm our business, financial condition and results of operations.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial legal fees, settlement or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business, which could seriously harm our business, financial condition and results of operations.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with the Securities and Exchange Commission’s (“SEC”) rules implementing Sections 302 and 404 of The Sarbanes-Oxley Act (“SOXA”), which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. We are also required to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2020, we identified deficiencies in our internal control over financial reporting, which in the aggregate, constitute a material weakness. We determined that we had deficiencies related to implementation of segregation of duties as part of our control activities, establishment of clearly defined roles within our finance and accounting functions and the number of personnel in our finance and accounting functions with an appropriate level of technical accounting and SEC reporting experience, which in the aggregate, constitute a material weakness. To address this material weakness, we have begun to hire additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities and appropriate segregation of duties.

While we have begun implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time. If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our periodic reporting obligations.

For as long as we are an “emerging growth company” under The Jumpstart Our Business Startup Act (“JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” until December 31, 2026.

Once we no longer qualify as an “emerging growth company,” we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. An adverse report may be issued if our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

The obligations associated with being a public company will involve significant expenses and will require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act of 1934, as amended (“Exchange Act”) and SOXA. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. SOXA requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

These rules and regulations will result in us incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•
not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of SOXA;
•
reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or golden parachute payments not previously approved.
•
Our status as an emerging growth company will end as soon as any of the following occurs:
o
the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
o
the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
o
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
o
December 31, 2026.

We cannot predict if investors will find our securities less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the market price of those securities may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (“Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.

A significant portion of our total outstanding shares of our Class A common stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Subject to certain exceptions, pursuant to our Stockholders’ Agreement, Hoya Topco and Horizon Sponsor, LLC (“Sponsor”) are contractually restricted until October 18, 2022 from transferring any lock-up shares; provided that Hoya Topco and Sponsor may transfer fifty percent of its lock-up shares on the date that is six months after October 18, 2021 and the remaining lock-up shares on any date, at least six months after October 18, 2021, on which (i) the price per lock-up share exceeds $15.00 per share for 20 trading days within a 30 day trading period and (ii) the average daily trading volume exceeds one million shares of our Class A common stock during such 30 trading day period.

After October 18, 2022, Hoya Topco and Sponsor will not be restricted from selling shares of our Class A common stock other than being subject to applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. Sponsor and its affiliates, and the PIPE investors collectively own approximately 82.0% of our Class A common stock and Hoya Topco owns 100% of our Class B common stock, translating to a 60.6% voting interest.

As restrictions on resale end and registration statements for the sale of shares of our Class A common stock, our Class B common stock and warrants by the parties to the Registration Rights Agreement dated October 18, 2021 are available for use, the sale or possibility of sale of these shares of our Class A common stock, our Class B common stock (after conversion to our Class A common stock) and warrants could have the effect of increasing the volatility in the market price of our Class A common stock or warrants, or decreasing the market price itself.

An active trading market for our securities may not develop or be maintained.

We can provide no assurance that an active trading market for our Class A common stock and warrants will develop, or, if such a market develops, that we will be able to maintain an active trading market for those securities on Nasdaq or any other exchange in the future. If an active market for our securities does not develop or is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock and acquire other complementary products, technologies or businesses by using our shares of capital stock as consideration.

Warrants will become exercisable for our Class A common stock and Hoya Intermediate Common Units, which may increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

There are private warrants to purchase 6,519,791 shares of our Class A common stock outstanding at an exercise price of $11.50 per share, which will become exercisable on November 17, 2021. There are public warrants to purchase 18,132,778 shares of our Class A common stock outstanding at an exercise price of $11.50 per share, which will become exercisable on October 18, 2022. There are also warrants to purchase 17,000,000 shares of our Class A common stock outstanding at an exercise price of $10.00 per share and warrants to purchase 17,000,000 shares of Class A common stock outstanding at an exercise price of $15.00 per share, both of which will become exercisable on November 17, 2021. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued. This will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

There are warrants to purchase 3,000,000 Hoya Intermediate common units outstanding at an exercise price of $10.00 per unit and warrants to purchase 3,000,000 Hoya Intermediate common units outstanding at an exercise price of $15.00 per unit (collectively, “Hoya Intermediate Warrants”). The Hoya Intermediate Warrants will become exercisable on November 17, 2021. Upon exercise of a Hoya Intermediate Warrant, one share of our Class B common stock will also be issued. Holders of Hoya Intermediate common units (other than us and our subsidiaries) may exchange them for shares of our Class A common stock. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

Our management also holds options to purchase shares of our Class A common stock. To the extent such options are exercised, additional shares of our Class A common stock will be issued. This will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such options may be exercised could adversely affect the market price of our Class A common stock.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our securities will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We will not control these analysts, and the analysts who publish information about us may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third-party.

Our amended and restated charter and our amended and restated bylaws will contain several provisions that may make it more difficult or expensive for a third-party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following:

•
the sole ability of directors to fill a vacancy on the board of directors;
•
advance notice requirements for stockholder proposals and director nominations;
•
after we no longer qualify as a "controlled company" under applicable Nasdaq listing rules, provisions limiting stockholders' ability (i) to call special meetings of stockholders, (ii) to require extraordinary general meetings of stockholders to be called and (iii) to take action by written consent;
•
the ability of the board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our governing body;
•
the division of the board of directors into three classes, with each class serving staggered three-year terms; and
•
the lack of cumulative voting for the election of directors.

These provisions of our amended and restated charter and our amended and restated bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A common stock in the future, which could reduce the market price of our Class A common stock.

The provisions of our amended and restated charter requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against its directors and officers.

Our amended and restated charter provides that, to the fullest extent permitted by law, and unless we provide consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Laws (“DGCL”), our amended and restated charter or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, provided that this provision, including for any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated charter will further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. By becoming our stockholder, you will be deemed to have notice of and consented to the exclusive forum provisions of our amended and restated charter. There is uncertainty as to whether a court would enforce such a provision relating to causes of action arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated charter to be inapplicable or unenforceable in such action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Transaction Agreement dated April 21, 2021, by and among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	S-4	333-256575	2.1	05/28/2021
2.2

Purchase, Sale and Redemption Agreement, dated April 21, 2021, by and among Hoya Topco, LLC, Hoya Intermediate, LLC, Vivid Seats Inc., Crescent Mezzanine Partners VIB, L.P., Crescent Mezzanine Partners VIC, L.P., NPS/Crescent Strategic Partnership II, LP, CM7C VS Equity Holdings, LP, Crescent Mezzanine Partners VIIB, L.P., CM6B Vivid Equity, Inc., CM6C Vivid Equity, Inc., CM7C VS Equity, LLC, CM7B VS Equity, LLC, Crescent Mezzanine Partners VI, L.P., Crescent Mezzanine Partners VII, L.P., Crescent Mezzanine Partners VII (LTL), L.P., CBDC Universal Equity, Inc., Crescent Capital Group, LP, and Horizon Acquisition Corporation.

		S-4	333-256575	2.2	05/28/2021
2.3	Plan of Merger dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.					*
3.1	Amended and Restated Charter.	8-K	001-40926	3.1	10/22/2021
3.2	Amended and Restated Bylaws.	8-K	001-40926	3.2	10/22/2021
4.1	Warrant Agreement dated August 25, 2020, between Continental Stock Transfer& Trust Company and Horizon Acquisition Corporation	S-4/A	333-256575	4.1	09/23/2021
10.1†	Stockholders’ Agreement.	8-K	001-40926	10.1	10/22/2021
10.2	Amended and Restated Registration Rights Agreement.	8-K	001-40926	10.2	10/22/2021
10.3†	Tax Receivable Agreement.	8-K	001-40926	10.3	10/22/2021
10.4	Second Amended and Restated Limited Liability Company Agreement of Hoya Intermediate, LLC.	8-K	001-40926	10.4	10/22/2021
10.5	Form of Indemnification Agreement.	8-K	001-40926	10.5	10/22/2021
10.6	Class B Warrant Agreement.	8-K	001-40926	10.6	10/22/2021
10.7	Amended and Restated Warrant Agreement.	8-K	001-40926	10.7	10/22/2021
10.8	$10.00 Exercise Warrant Agreement.	8-K	001-40926	10.8	10/22/2021

10.9	$15.00 Exercise Warrant Agreement.	8-K	001-40926	10.9	10/22/2021
10.10	$10.00 Intermediate Warrant Agreement.	8-K	001-40926	10.10	10/22/2021
10.11	$15.00 Intermediate Warrant Agreement.	8-K	001-40926	10.11	10/22/2021
10.12	Form of Subscription Agreement	S-4/A	333-256575	10.4	09/23/2021
10.13	2021 Incentive Award Plan.	S-8	333-260332	99.1	10/18/2021
10.14	2021 Employee Stock Purchase Plan.	S-8	333-260332	99.2	10/18/2021
10.15	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	S-8	333-260332	99.3	10/18/2021
10.16	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.	S-8	332-260332	99.4	10/18/2021
10.17	Form of Stock Option Grant Notice and Stock Option Agreement.	S-8	333-260332	99.5	10/18/2021
10.18	Non-Employee Director Compensation Policy.	S-4/A	333-256575	10.36	09/09/2021
10.19	Employment Agreement dated August 9, 2021, among Stanley Chia, Vivid Seats Inc. and Vivid Seats, LLC.	S-4/A	333-256575	10.14	08/16/2021
10.20	Employment Agreement dated August 9, 2021, among Lawrence Fey, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	333-256575	10.18	08/16/2021
10.21	Employment Agreement dated August 9, 2021, among Jon Wagner, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	333-256575	10.23	08/16/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** Furnished herewith.

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to provide a copy of all omitted exhibits and schedules to the SEC upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
November 15, 2021

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
November 15, 2021