Form 10-K
period 2021-12-31
Vivid Seats Inc.
filed 2022-03-15
CIK 1856031

'ats7i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

r

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40926

Vivid Seats Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3355184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 N. Canal Street Suite 800 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 291-9966

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SEAT	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A common stock	SEATW	The Nasdaq Stock Market LLC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ NO ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting and non-voting stock held by non-affiliates of Horizon Acquisition Corporation (“HZAC”), our predecessor, on June 30, 2021, based on the closing price of $9.95 for shares of HZAC’s Class A common stock, was approximately $387 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 28, 2022, the registrant had 79,166,943 shares of Class A common stock, $0.0001 par value per share, outstanding and 118,200,000 shares of Class B common stock, $0.0001 par value per share, outstanding.

Documents incorporated by reference: None.

Auditor Firm PCAOB ID:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Chicago, Illinois

forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Vivid Seats Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could,” and other similar expressions which are predictions of, indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict.

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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Annual Report on Form 10-K, under Item 1A. “Risk Factors.”

RISK FACTORS SUMMARY

You should carefully read this Annual Report on Form 10-K and especially consider the factors discussed in the section entitled “Risk Factors.” Such risks include, but are not limited to:

Risks related to the COVID-19 pandemic

•
The COVID-19 pandemic has had, and may continue to have, a material negative impact on our business and operating results.

Risks related to our business and the live events and ticketing industries

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
•
If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements, or improve existing ones, our business will suffer.
•
We may be adversely affected by the occurrence of extraordinary events.
•
We may be unsuccessful in potential future acquisitions.
•
Due to our business’ seasonality, our financial performance in particular financial periods may not be indicative of, or comparable to, our financial performance in subsequent financial periods.

Risks related to government regulation and litigation

•
The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or applications of privacy regulations.
•
Unfavorable legislative outcomes, or outcomes in legal proceedings in which we may be involved may adversely affect our business and operating results.

Risks related to information technology, cybersecurity and intellectual property

•
System interruption and the lack of integration and redundancy in our systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.
•
Cyber security risks, data loss or other breaches of our network security could materially harm our business and results of operations.
•
Our payments system depends on third-party providers.

Risks related to our indebtedness

•
The agreements governing our indebtedness impose restrictions on us that limit the discretion of management in operating our business.
•
We depend on the cash flows of our subsidiaries in order to satisfy our obligations, and we may face liquidity constraints if we are unable to generate sufficient cash flows and we may be unable to raise the additional capital when necessary or desirable.

Risks related to our organizational structure

•
Our Private Equity Owner controls us, and its interest may conflict with ours in the future.
•
We are a “controlled company” within the meaning of Nasdaq listing standards.
•
Our Tax Receivable Agreement requires us to make cash payments to Hoya Topco.

•
Our only material asset is our direct and indirect interests in Hoya Intermediate.

Risks related to being a public company

•
We have identified a material weakness in our internal control over financial reporting.
•
We are an emerging growth company.
•
A significant portion of our total outstanding shares of our Class A common stock are restricted from resale but may be sold into the market in the future, which could cause the market price of our Class A common stock to drop significantly.
•
Warrants will become exercisable for our Class A common stock, which may increase the number of shares eligible for resale in the market and result in dilution to our stockholders.

Part I

Item 1. Business

Unless the context otherwise requires, references in this Form 10-K to “Vivid Seats,” “we,” “us,” “the Company” or “our” refer to Vivid Seats Inc. and its subsidiaries.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live.

We believe in the power of shared experiences to connect people, with live events delivering some of life’s most exciting moments. We are relentless about finding ways to make event discovery and ticket purchasing easy, fun, exciting and stress-free. Our platform provides ticket buyers and sellers with an easy-to-use, trusted marketplace experience, ensuring fans can attend live events and create new memories.

We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets from ticket sellers while enabling ticket sellers to seamlessly manage their operations. To generate ticket sales, drive traffic to our website and mobile applications, and build brand recognition, we have mutually beneficial partnerships with a number of content rights holders, media partners, product and service partners and distribution partners.

Our platform is built on years of customer transactional and engagement data that provides us with deep insights into how to best connect ticket buyers with the experiences they seek. We understand the feeling of anticipation as the start of an event approaches and work diligently to enable fans to experience as many of these moments as possible. We seek to provide enriching customer engagement opportunities with personalized recommendations, engaging discovery options, a streamlined shopping experience and our Vivid Seats Rewards program, which allows ticket buyers to earn Reward Credits to spend on future orders and experience even more of their favorite events.

In December 2021, we acquired Betcha Sports, Inc. (“Betcha”), a real money daily fantasy sports app with social and gamification features. Betcha provides an adjacent opportunity for us to extend our marketplace technology into the daily fantasy sports gaming sector, in which we believe many of our buyers will increasingly engage. Betcha's intuitive and simple-to-use interface allows both casual and super fans multiple ways to enjoy the action of their favorite sports. Betcha also brings unique social elements that allow fans and friends to play and win together.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

Through our Marketplace segment, we act as an intermediary between event ticket buyers and ticket sellers. We earn revenue from processing ticket sales on our website and mobile applications and sales initiated through our numerous distribution partners. Using our online platform, we process customer payments, coordinate ticket deliveries, and provide customer service to both our ticket buyers and sellers.

A key component of our platform is Skybox, a proprietary enterprise resource planning tool used by many of our ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple ticket resale marketplaces.

We primarily earn revenue from service and delivery fees charged to ticket buyers. We also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. We do not hold ticket inventory in the Marketplace segment. We incur costs for developing and maintaining our platform, providing back-office and customer support to ticket buyers and sellers, processing payments, and shipping tickets. We also incur substantial marketing costs, primarily related to online advertising, which we expect to increase over time as we grow and scale the business.

The tickets we sell through our Marketplace segment are diversified across sports, concerts and theater. A diversified mix across these three major categories broadens our opportunities, limits exposure to any particular category, and reduces seasonal variation in volumes.

Within each of these categories, there are a broad range of productions that provide further diversification:

•
Sports. The sports category includes four major professional leagues (MLB, NFL, NBA and NHL) and college sports as well as a wide variety of other sporting activities including golf, car racing, rodeo, boxing, and mixed martial arts.
•
Concerts. The concert category includes musical acts across a broad range of genres touring across major venues, small venues, and music festivals.
•
Theater. The theater category includes Broadway and off-Broadway plays and musicals, family entertainment events, comedy acts, and speaker series.

Resale

In our Resale segment, we acquire tickets to resell on secondary ticket marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and our ongoing efforts to deliver best in class seller software and tools.

Our Growth Strategies

Increase Our Brand Awareness and Affinity

We want Vivid Seats to be the destination ticketing marketplace buyers and sellers consider when searching for, purchasing and selling event tickets. We seek to offer the best value to ticket buyers and sellers in the secondary ticketing market and want to amplify our message to maximize awareness of what differentiates our offerings. We believe we differentiate from competitors by offering extensive breadth and depth of ticket listings at a competitive value. Our Vivid Seats Rewards program allows ticket buyers to earn Reward Credits to spend on future orders.

We provide a reliable and secure experience for ticket buyers through our award-winning customer service and our 100% Buyer Guarantee designed to give our ticket buyers peace of mind. Our customer service provides full-service customer care, safe and secure transactions, and valid tickets delivered before the event while our Buyer Guarantee provides compensation for cancelled events. Live event tickets are often a significant purchase and the more customers understand our value proposition, appreciate that we are a trusted marketplace, develop an affinity for our brand, and interact with our technology, the more transactions we expect to complete.

Increase Customer Engagement

We want to connect with our customers and we want our customers to connect with us. We aim to close the awareness gap to ensure that fans know when their favorite artists or sports teams are performing or playing near them. Accordingly, we strive to improve the discovery process to help fans attend more of their favorite events.

We provide customized content to our customers to enhance their experience while driving continued engagement. We provide a broad selection of competitively priced tickets and we provide access to live stream performances, blog content, and industry news. We also provide personalized recommendations to our ticket buyers. In December 2021, we acquired Betcha, a real money daily fantasy sports app, with social and gamification features. We completed this acquisition to enhance our connection with our customers by providing adjacent features and unique experiences alongside our ticketing marketplace that will enable more frequent engagement.

Increase Customer Retention

Once customers transact with Vivid Seats, many return and complete additional transactions. We seek to increase both the number and frequency of these repeat customer visits and transactions by having ticket buyers view us as their ticketing platform of choice. We believe the combination of our Vivid Seats Rewards program, increasing brand awareness and ongoing product improvements will drive a more personalized and engaging experience and will result in greater affinity towards our marketplace. As ticket buyers gain a full appreciation of our value proposition relative to other ticketing marketplaces, we anticipate they will increasingly visit our website and mobile applications to complete more transactions with us.

Develop Additional Seller Tools and Services

We enable our ticket sellers to thrive by offering products and services that support their business needs. Our proprietary Skybox platform helps ticket sellers manage their inventory, set pricing, fulfill orders, and track sales. We have a proud history of innovating to support our ticket sellers and continue to develop additional tools and service offerings that address existing problems or add efficiency to the sales and fulfillment process. As we increase the quality and depth of our seller tools, we will attract additional sellers and listings to our platform, reinforce our existing seller relationships and reduce friction. We anticipate this will result in more transactions in our marketplace.

Expand our Partnerships

Partnerships are an important and additive part of our ecosystem. They help generate ticket sales, drive traffic to our website and mobile applications and build brand recognition. Our partner ecosystem includes:

•
Content Rights Holders (“CRH”). Teams, leagues and venues engage with us in partnerships in which we receive certain marketing or advertising rights in exchange for a monetary commitment. We may also receive ticket allotments, or the right to purchase tickets, from CRH partners.
•
Media Partners. We have partnered with well-known media companies to integrate our branding, promotions and links to allow their users to access and purchase tickets from us. We broaden our reach by working with media partners and we enhance their users' experiences by providing a wide variety of tickets at competitive prices. Our partnership with ESPN, for example, exposes our tickets sellers’ inventory to new audiences who are interested in attending a variety of live sporting events.
•
Product and Service Partners. We partner with providers of related products and services when they are additive to our customers' experiences. For example, we offer ticket buyers the option to purchase ticket insurance and are exploring several relevant adjacencies that we anticipate will be additive to the customer experience.
•
Distribution Partners. We allow our distribution partners to offer event tickets to their existing customers by leveraging our technology, fulfillment and customer service capabilities.

We will continue to seek out mutually beneficial partnerships in our existing ecosystem and other categories that improve the experience for our customers while leveraging our existing brand, traffic and reputation.

Our Platform

Modern Technology that Delivers a Seamless Experience

Our “built in the cloud” technology platform supports all elements of the fan experience. Customers can search for an event, buy or sell a ticket, engage with curated content, and contact customer support. Our technology mission is to continually innovate and deliver market-leading products and services that support the evolving needs of our ticket buyers and sellers. Our scalable, reliable and performant systems power a consumer and partner-facing platform that supports ticket buyers while our tools power inventory management and ticket fulfillment for ticket sellers.

Buyers Technology and Products

Our consumer systems are architected to respond to the dynamic, fast-paced landscape of the live events industry. Our marketplace, supported by proprietary digital marketing technology, is adept at capitalizing on demand opportunities by bringing ticket buyers to our platform for their desired event and seamlessly supporting their shopping and checkout experience. We continually invest in optimizing our consumer-facing technology across our website and mobile applications. We see opportunities to create engaging and delightful experiences through enticing listings, relevant content, curated recommendations and a seamless checkout process. We power that experience through a host of technology systems that consider historical transactional and engagement behavior, proximity and ticket buyer preferences. We leverage the latest technologies in search, customer relationship management and data analytics and incorporate these capabilities into our advanced and flexible infrastructure.

Seller Technology and Products

Our premier enterprise resource planning tool, Skybox, enables ticket sellers to manage, price and fulfill their inventory. Utilizing a cloud-based technology infrastructure and a web-based application interface, Skybox serves as an asset to the entire ticket seller ecosystem. We invest in building capabilities that serve the needs of small, medium and large ticket sellers alike, including offering free integrations to other inventory distribution channels and third-party tools. Skybox allows ticket sellers to more effectively move their inventory, which in turn could help increase the number of orders transacted in our marketplace.

Partner Technology and Products

Our platform allows distribution partners to bring additional ticket buyer demand into our ecosystem. Distribution partners can integrate our event feeds and ticket listings into their online properties through application programming interfaces (“APIs”) or fully-managed web sites. We also provide turn-key checkout, customer service and fulfillment. This offering increases the number of ticket buyers and sellers accessing our platform, allowing us to leverage our scale to drive operational and marketplace efficiencies while enabling our partners to offer additional products to their customers.

Technology Infrastructure

Our platform is extensible and flexible. We can integrate with new partners, target new customer channels, access new supply bases, and connect with complementary technologies.

We have scalable and reliable systems. We continue to build and modernize our technology infrastructure to support the growth of our marketplace. We can handle increases from unpredictable surges in site traffic across our ticket buyer, seller and partner platform. We utilize a host of technology availability, monitoring and scaling solutions to respond to rapid changes for a business that operates around the clock.

Our technology architecture is service-oriented, cloud-based, and modular. Each individual component of our architecture is independent. We can innovate quickly, increase development velocity and leverage new development technologies available in the market. We can also scale our platform to meet changing levels of ticket buyer demand and evolving ticket seller needs.

Third-Party Developers

Our APIs allow a broad ecosystem of third-party tools and systems to integrate with our platform. Third-party tools integrate with our marketplace ticket broker API and ticket broker portal to streamline and automate the sales and fulfillment process. Our Skybox enterprise resource planning integrates with numerous third-party automation and workflow management solutions. Thus, ticket sellers can leverage other applications and functions to support the specific needs of their business.

Our Values

Our passion and excitement for live events drives us to provide memorable experiences and services to our customers and partners.

Our values ground us in all that we do:

•
We Create Exceptional Experiences. Whether we are engaging with a ticket buyer, seller, partner or teammate, we do not compromise when it comes to their experience. We hold ourselves accountable and lean into every connection to make the moment count.
•
We Raise the Bar. We shape our industry. We are ambitious and disciplined teammates who make smart plays and get better every day.
•
We Commit as a Team. We are one team that trusts and supports each other, and we are ready to tackle the most difficult challenges.

•
We Embrace Change. The only constant is change; we are ready for it. As a team, we are energized by working with speed and agility to anticipate both the known and unknown.
•
We Enhance Communities. We invest in our communities. We are united in raising awareness around causes close to our hearts and are passionate about giving back.
o
We are proud to partner with Chicago’s Lurie Children’s Hospital, one of the country’s top-ranked pediatric institutions, by bringing joy to patients and their families. Our employees have recorded bedtime stories, donated wish list gifts and hosted patients and their families at live events.
o
Starting in 2020, the live entertainment industry was severely impacted by the global COVID-19 pandemic. This resulted in thousands of people having an uncertain future. We, and our customers, have donated millions of dollars to the Recording Academy’s charity, MusiCares, to support those in the music community and their families.

Employees and Human Capital

We aim to hire talented, dedicated and diverse team members. The main objectives of our human capital resources are identifying, recruiting, developing, incentivizing and retaining our existing and new employees. Our talent management team identifies key positions based on current and future business strategies and creates robust programs for talent development. Our succession planning includes identifying key roles, evaluating bench strength, building redundancy, and identifying potential successors. As of December 31, 2021, we had 430 full-time employees.

Competition

Our business faces significant competition from other primary and secondary ticketing service providers to acquire new and retain existing ticket buyers and sellers. The main competitive factors are:

•
availability and variety of ticket offerings;
•
pricing, including pricing in the primary ticket market;
•
brand recognition; and
•
technology, including functionality and ease of use to search for offerings and complete a purchase.

We believe we have several competitive advantages that enable us to maintain and grow our position as a leading secondary ticket provider:

•
wide selection of listings and ticketing options;
•
competitive pricing;
•
Vivid Seats Rewards, the most comprehensive loyalty program among our key competitors;
•
full-service marketplace with excellent customer service; and
•
free-to-use Skybox enterprise resource planning tool for our ticket sellers.

Our key competitors are StubHub, Ticketmaster, SeatGeek and TicketNetwork.

With our real money daily fantasy sports gaming offering on our Betcha app, we face a highly competitive gaming market, including other free-to-play and real money online gaming and daily fantasy sports providers. We believe we provide a differentiated product and experience to users with an easy-to-use app with simple player props. The app is enhanced by social and gamification features and the opportunity to play and win real money.

We also face competition from other avenues for entertainment. Consumers have a wide array of entertainment options including restaurants, movies and television and we compete for the discretionary spend of our ticket buyers and users.

Government Regulation

Government regulation impacts key aspects of our business. These laws and regulations involve:

•
privacy,
•
data protection,
•
intellectual property,
•
competition,
•
consumer protection,
•
ticketing,
•
payments,
•
export taxation, and
•
sports gaming.

For example, we are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data, an area that is increasingly subject to legislation and regulations in numerous jurisdictions, including the California Consumer Protection Act.

From time to time, federal, state, local and international authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws, particularly as related to ticket resale services. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets. New laws and regulations or changes to existing laws and regulations imposing these or other restrictions could limit or inhibit our ability to operate, or our ticket buyers’ and sellers’ ability to continue to use, our ticket marketplace.

In addition, state ticketing laws vary from state to state, and it is unclear how such laws will be applied to our business as a result of the COVID-19 pandemic. As a result of the COVID-19 pandemic, we experienced a high volume of event reschedules, postponements, and cancellations and made certain changes to our refund practices. Although we have restored our refund policies to be consistent with our policies pre-pandemic, such changes to our refund practices have drawn the attention of, and inquiry from, various attorneys general and other regulators.

We are subject to laws and regulations that affect companies conducting business on the Internet in many jurisdictions where we operate. With the continued state adoption of Internet sales tax laws and marketplace facilitator laws, more buyers across the United States will encounter sales tax for the first time on our platform in the future. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for ticket buyers and sellers on our website and mobile applications.

Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the rapidly evolving industry in which we operate. Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business.

Intellectual Property

Our business relies substantially on the creation, use and protection of intellectual property related to our platform and services. We protect our intellectual property through a combination of trademarks, domain names, copyrights and trade secrets, and we are currently pursuing patent protection in connection with certain technology developments. We further protect our intellectual property through contractual provisions with employees, customers, suppliers, partners, affiliates and others, including, but not limited to, employee confidentiality and intellectual property assignment agreements, and commercial contracts that protect our intellectual property and other confidential information.

Seasonality

Our financial results can be impacted by seasonality, with increased activity in the fourth quarter when all major sports leagues are in season and we experience an increase in order volume for theater and concert events during the holiday season.

About the Company

Vivid Seats was founded in 2001 and in 2004, we launched our website www.vividseats.com. We initially focused on developing and refining our proprietary systems to enable us to best serve our customers who are both ticket buyers and ticket sellers. We launched Skybox in 2014, a free-to-use cloud-based enterprise resource planning tool for sellers to manage their business, and first deployed our mobile application in 2015 to capture the increasing volume of tickets purchased through mobile channels. We have continued to innovate with ongoing updates and upgrades of our systems and products.

In March of 2021, we incorporated an entity in Delaware for the purpose of completing the transactions contemplated by the transaction agreement dated April 21, 2021 (the “Transaction Agreement”) among Horizon Acquisition Corporation (“Horizon”), a publicly traded special purpose acquisition company, Horizon Sponsor, LLC, a Delaware limited liability company, Hoya Intermediate, LLC ("Hoya Intermediate") and Hoya Topco, LLC (“Hoya Topco”), a Delaware limited liability company.

In October 2021, as contemplated by the Transaction Agreement, Horizon merged with us (the “Merger Transaction”), upon which the separate corporate existence of Horizon ended and we remained as the surviving entity. At the same time, we became a publicly traded company listed on the Nasdaq Global Select Market (“Nasdaq”) with our Class A common stock trading under the symbol "SEAT" and warrants trading under the symbol "SEATW."

Our internet address is www.vividseats.com. At our Investor Relations website, investors.vividseats.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. Material contained on our Internet site is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Set forth below, elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. We note that factors set forth below, individually or in the aggregate, as well as additional risks and uncertainties either not presently known or that are currently believed to not be material to the business, may cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties and the risks described below should be carefully considered together with the other information set forth in this report and in future documents we file with the SEC.

Risks Relating to the COVID-19 Pandemic

The global COVID-19 pandemic has had, and may continue to have, a material negative impact on our business and operating results. The ultimate magnitude of this impact will depend on a variety of factors, including the duration of the pandemic, the acceptance and efficacy of vaccines and other mitigation efforts, restrictions or new operational requirements, the state of the U.S. and global economies as a result of the pandemic, and the public’s willingness to attend events with large numbers of people, all of which are uncertain at this time.

The global spread and impact of the COVID-19 pandemic is complex, unpredictable, and continuously evolving. It has resulted in significant disruption and additional risks to our business, the entertainment industry, and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on large gatherings of people, travel bans, border closings and restrictions, business closures, quarantines, shelter-in-place orders, social distancing measures and vaccine requirements. In mid-March 2020, as the unprecedented impact of the global COVID-19 pandemic became clearer, concert promoters, venue operators, sports leagues and theaters around the world shut down.

Different jurisdictions have lifted social distancing guidelines and restrictions on gatherings of people at different times and may continue to have different rules in place in the future. While vaccination programs around the world began in late 2020, with widespread distribution and availability in the United States by mid-2021, the ultimate impact of such programs on the pandemic and its duration, including the efficacy and acceptance of the vaccine, still remains unclear.

At this time, it is difficult to know or predict when events will be held at a pre-pandemic scope and scale on a consistent basis as local jurisdictions continue to enforce various restrictions on certain large gatherings such as vaccine requirements. In addition, performers are being cautious and hesitant to schedule large indoor events. It is currently unclear as to what restrictions will be placed on future events due to the unknown evolution of the COVID-19 pandemic.

As of December 31, 2021, most jurisdictions permit full capacity and many events were taking place as planned, but some events continue to be canceled, rescheduled or postponed due to the COVID-19 pandemic and the emergence of variants such as Delta and Omicron. All sports leagues have recommenced, but they have done so with restrictions related to vaccination and/or testing status and, in some cases at reduced capacity or other social distancing measures, which impacts the need for ticketing. There has been increasing concert and theater activity, but the number of concert and theater events is still below that of pre-COVID levels.

Our business depends on concert, sporting and theater events in order to generate most of our revenue from ticket sales in the secondary ticket market. Due to fewer sporting, concert and theater events as well as lower fan attendance since the onset of the pandemic, our revenue has been negatively impacted and it is possible these circumstances continue for a longer period of time than currently anticipated.

We face ancillary risks and uncertainties arising from the global COVID-19 pandemic in addition to the possible shutdown or limitation of concert, sporting and theater events. COVID-19, and its variants including Omicron, may also precipitate or aggravate other risk factors, which have had, and may continue to have, a material negative impact on our business and operating results. Many of these risks and uncertainties may extend beyond the duration of current pandemic conditions due to the uncertainty around how concert, sporting and theater industries may change going forward as a result of the pandemic. Such additional or attendant risks and uncertainties include, among other things:

•
the impact of any lingering economic downturn or recession including, without limitation, any reduction in discretionary spending or confidence for both buyers and sellers, that would result in a decline in ticket sales and attendance;
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
•
loss of ticketing sales due to the economic impact whereby certain venue operators are no longer in operation, reducing the number of events our marketplace can serve;

•
the inability to pursue expansion opportunities or acquisitions due to capital constraints;
•
the future availability or increased cost of insurance coverage; and
•
the incurrence of additional expenses related to compliance, precautions and management.

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

Ticket sales are sensitive to fluctuations in the number of entertainment, sporting and theater events and activities offered by promoters, teams and facilities, and adverse trends in the entertainment, sporting and leisure event industries could adversely affect our business, financial condition and results of operations. We rely on these entertainers to create and perform at live music, sporting and theater events, and any unwillingness to tour, lack of availability of popular artists or decrease in the number of games or performances held could limit our ability to generate revenue. Accordingly, our success depends upon the ability of these promoters, teams and facilities to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams, and any decrease in availability or failure to anticipate public demand could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

Our business depends on relationships with buyers, sellers and distribution partners, and any adverse changes in these relationships will adversely affect our business, financial condition and results of operations.

Our business is dependent on maintaining our deep and longstanding relationships with the parties that use our platform to buy and sell tickets, including ticket buyers, ticket sellers, and distribution partners that sell tickets to consumers using our ticket inventory, payment platform and customer service. We cannot provide assurance that we will be able to maintain existing relationships, or enter into new relationships, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to enable downloads of our applications. Such marketplaces have in the past made, and may in the future make, changes that make access to our products more difficult or limit the features we are able to offer. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Further, iOS and Android apps are an important distribution channel for sales of our tickets. If Apple or Google choose to charge commissions or fees on our revenue from App-based purchases, and we fail to negotiate favorable terms, it may harm our business, results of operations and financial condition. Similarly, if problems arise in our relationships with providers of application marketplaces, our user growth could be harmed.

We face intense competition in the ticketing industry, and we may not be able to maintain or increase our ticket listings and sales, which could adversely affect our business, financial condition and results of operations.

Our business faces significant competition from other national, regional and local primary and secondary ticketing service providers to secure new and retain existing sellers, buyers and distribution partners on a continuous basis. We also face competition in the resale of tickets from other professional ticket resellers. The intense competition that we face in the ticketing industry could cause the volume of our ticketing business to decline, which could adversely affect our business, financial condition and results of operations.

Other competitive variables that could lead to a decrease in event attendance, ticket prices, fees and/or profit margins that could adversely affect our financial performance include:

•
competitors’ offerings that may include more favorable terms or pricing;
•
technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive alternatives;
•
other entertainment options or ticket inventory selection and variety that we do not offer; and
•
increased pricing in the primary ticket marketplace, which could result in reduced profits for secondary ticket sellers.

In addition, competition within the gaming and fantasy sports industry is significant, and our existing and potential users may elect to use competing daily fantasy sports products.

If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements, our business will suffer.

Our ability to attract and retain sellers, buyers and distribution partners depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, service and product introductions and changing demands of sellers, buyers and distribution partners. We spend substantial time and resources understanding such parties’ needs and responding to them. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In addition, after development, sellers, buyers and distribution partners may not be satisfied with our enhancements or perceive that the enhancements do not adequately meet their needs. The success of a new solution or enhancement to our platform can depend on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, user awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, results of operations and financial condition could be harmed.

The reputation and brand of our marketplace is important to our success, and if we are not able to maintain and enhance our brand, our business, financial condition and results of operation may be adversely affected.

Maintaining and enhancing our reputation and brand as a differentiated ticketing marketplace serving buyers, sellers and distribution partners is critical in retaining our relationships with our existing buyers, sellers and distribution partners and to our ability to attract new buyers, sellers and distribution partners. The successful promotion of our brand attributes will depend on a number of factors that we control and some factors outside of our control.

The promotion of our brand requires us to make substantial expenditures and management investment, which will increase as our market becomes more competitive and as we seek to expand our marketplace. To the extent these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and successfully differentiate our marketplace from competitive products and services, our business may not grow, we may not be able to compete effectively and we could lose buyers, sellers or distribution partners or fail to attract potential new buyers, sellers and distribution partners, all of which would adversely affect our business, results of operations and financial condition.

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

A decline in attendance at live concert, sporting and theater events may also have an adverse effect on our revenue and operating income. Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and rising inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, can also significantly impact our operating results as these factors can affect premium seat sales. Negative factors such as challenging economic conditions and public concerns over terrorism and security incidents, particularly when combined, can also impact corporate and consumer spending. During periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending. The risks associated with our business will become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live concert, sporting and theater events.

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

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, public health concerns such as contagious disease epidemics or pandemics, public safety incidents such as Astroworld, and natural disasters or similar severe weather events, may deter artists from touring, teams from holding games and/or substantially decrease the use of and demand for our services, which may decrease our revenue or expose us to substantial liability.

Terrorism and security incidents in the past, military actions and wars, periodic elevated terrorism alerts and fears related to contagious disease epidemics and pandemics have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

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

We may enter into agreements to acquire certain businesses and take actions in connection with such acquisitions that could affect our business and results of operations; if we are unsuccessful in our future acquisitions, our business could be adversely impacted.

Our future growth rate may depend in part on our selective acquisition of additional businesses. A portion of our growth has been attributable to acquisitions, such as the acquisition of Fanxchange Limited in 2019 and Betcha Sports, Inc. (“Betcha”) in 2021. We may be unable to identify other suitable targets for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition depends on a variety of factors and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, our credit facility restricts our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

•
using a significant portion of our available cash;
•
issuing equity securities, which would dilute current stockholders’ percentage ownership;
•
incurring substantial debt;
•
incurring or assuming contingent liabilities, known or unknown; and
•
incurring large accounting write-offs, impairments or amortization expenses.

In addition, acquisitions involve inherent risks which, if realized, could adversely affect our business and results of operations, including those associated with:

•
integrating the operations, financial reporting, technologies and personnel of acquired companies;
•
scaling of operations, system and infrastructure and achieving synergies to meet the needs of the combined or acquired company;
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

For example, we acquired Betcha, a real money daily fantasy sports app with social and gamification features that enhance fans’ connection with their favorite live sports in December 2021. This acquisition involves inherent risks, including those associated with integrating a new line of business and adhering to a new regulatory regime. The success of this acquisition is based, in part, on our ability to overcome these risks.

Our financial performance in certain quarters and years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years due to seasonality and other operational factors.

Our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, sports teams performance, the timing of tours, tour cancellations, event ticket sales, weather, seasonal and other fluctuations in our operating results, the timing of guaranteed payments, financing activities, competitive dynamics, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and second quarters of the calendar year due to the timing of large-scale events and concert onsales and we experience increased activity in the fourth quarter when all major sports leagues are in season and there is an increase in order volume for theater and concert events during the holiday season. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results. Similarly, the number of games in playoff series and the teams involved can vary year over year and impact our results. The seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our results of operations. Due to the unprecedented stoppage of concert, sporting and theater events globally in mid-March of 2020, and the gradual reopening of live events, we did not experience our typical seasonality trends in 2020 or 2021.

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

We face significant competition for personnel, particularly in Chicago, Illinois, Dallas, Texas and Toronto, Ontario. To attract top talent, we have had to offer, and we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competition and rising inflation. In 2020, as a result of the COVID-19 pandemic, we reduced our workforce by approximately 50%. In 2021, as the economy recovered from the COVID-19 pandemic, we have made extraordinary efforts to attract and secure top talent, which has resulted in our workforce reaching approximately 85% of our pre-COVID number. However, the market for talent continues to be competitive and it has been challenging to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which may harm our business.

Impairment of our goodwill could negatively impact our financial results and financial condition.

In accordance with U.S. generally accepted accounting principles, we test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of our goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. During the year ended December 31, 2020, we recognized a total non-cash impairment charge of $573.8 million, including an impairment of goodwill of $377.1 million. As of December 31, 2021, we had goodwill of approximately $718.2 million, which constituted approximately 51% of our total assets at that date. Due to stock market volatility, economic uncertainty and the continued impart of the COVID-19 pandemic on our business, we cannot provide assurance that remaining goodwill will not be further impaired in future periods. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in the business climate and slower growth rates in our industry. If we are required to record an impairment charge for goodwill in the future, this would adversely impact our financial results.

Risks Relating to Government Regulation and Litigation

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing applications of privacy regulations.

We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storage, sharing, usage, disclosure and protection of personal data and other user data. In the United States, numerous states already have, and a number of states are looking to adopt or expand, data protection legislation requiring companies like ours to consider solutions to meet differing rights, needs and expectations of buyers and sellers. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA established a new privacy framework for covered businesses such as ours and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. The CCPA requires companies that process information on California residents to disclose to consumers their data collection, use and sharing practices and grants consumers certain rights, including to opt out of certain data sharing with third parties. The CCPA provides for statutory penalties, and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA, which may require further modifications to our data processing practices and policies and to incur additional compliance-related costs and expenses. Further, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, and in July 2021, Colorado enacted the Colorado Privacy Act. Both are comprehensive privacy statutes that share similarities with the CCPA and CPRA, including the effective date. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, which could increase our potential liability. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and necessitate further modification of our data processing practices and policies. In addition to new regulation, courts around the country continue to evolve their interpretation of applicable data privacy and protection laws, including the CCPA.

Outside the United States, personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world in which we operate, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive and complex than those in the United States. For example, the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) is a comprehensive privacy and security law for organizations collecting, using, or disclosing information about identified individuals for commercial purposes, and may impose obligations upon organizations subject to that law that are greater than what is commonplace in the United States. Certain Canadian provinces have their own data protection regulations as well. Similarly, the United Kingdom, the European Union, and countries in the European Economic Area (“EEA”) traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed different legal obligations on companies in this regard. For example, the European Union General Data Protection Regulation (“GDPR”) became effective May 25, 2018. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Although we do not currently trigger the application of the GDPR, if we materially alter our operations such that we become established in the EU/UK (e.g., by employing individuals in those locations), begin monitoring individuals in the EU/UK or demonstrate an intention to offer goods and services to individuals in the EU/UK, we may be required to comply with data protection laws in the EEA or the UK, such as the GDPR and the UK GDPR. If we are required to comply with PIPEDA or EEA or UK data privacy laws, this may significantly increase our operational costs and our overall risk exposure. In addition, the Canadian Parliament has debated a new privacy and security law, proposed to replace PIPEDA, which may impose new or additional obligations upon companies subject to it. The proposed new privacy and security has not yet been introduced in the current, 44th Parliament. If PIPEDA is replaced with a new privacy and security law in the future, it may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses.

The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that legally or contractually apply to us. Any inability to adequately address privacy, data protection and data security concerns or comply with applicable privacy, data protection or data security laws, regulations, policies and other obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

Our failure, and/or the failure by our various service providers and partners, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized access, acquisition, or release of personal data or other user data, or the perception that any such failure or compromise has occurred, could negatively harm our brand and reputation, result in a loss of sellers, buyers or distribution partners, discourage potential sellers or buyers from trying our platform and/or result in fines and/or proceedings by governmental agencies and/or users, any of which could have a material adverse effect on our business, practices, results of operations and financial condition.

In addition, U.S. and international law may in certain circumstances require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information. Such laws are inconsistent, and compliance in the event of a widespread security incident is complex and costly and may be difficult to implement. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any response costs, remediation, and potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim.

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

Our results may be affected by the outcome of future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

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

Approximately 40 states regulate the secondary ticket market, such as by requiring certain disclosures, refunding practices or other consumer affairs obligations. It is possible that further regulation or unfavorable legislative outcomes imposing additional restrictions on ticket resales, such as maximum resale price caps and transferability, may adversely affect our industry, our business and our operating results.

Various jurisdictions have enacted, and others may enact, rules and regulations, including tax and license requirements for daily fantasy sports operators that may make the entry process cumbersome, expensive, and lengthy. Our growth potential depends on the legal status of real-money daily fantasy sports in various jurisdictions and our ability to obtain licenses to operate in jurisdictions where licenses are required. We currently offer our fantasy sports contests in 24 states that either do not require a license or where we have obtained the required license. Currently, 20 states require fantasy contest operators to obtain a license prior to operating within those jurisdictions, and 2 of those states are not currently accepting applications from new operators. Any change in existing daily fantasy sports rules and regulations or their interpretation related to our daily fantasy sports product, or the regulatory climate applicable to daily fantasy sports, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future.

Our business may be subject to sales tax and other indirect taxes in various jurisdictions.

The application of indirect taxes, such as sales and use, amusement, value-added, goods and services, business and gross receipts, to businesses like ours, and to buyers and sellers in our marketplace, is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result, amounts recorded are subject to adjustment. In many cases, the ultimate tax determination is uncertain because it is unclear how new and existing statutes might apply to our business. One or more states, localities, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online marketplaces. Imposition of an information reporting or tax collection requirement could decrease seller activity on our platform, which would harm our business. New legislation could require us, or sellers on our marketplace, to incur substantial costs in order to comply, including costs associated with tax calculation, collection and remittance and audit requirements, which could adversely affect our business and results of operations.

It is possible that we could face sales and use tax and value-added tax audits in the future and that state or international tax authorities could assert that we are obligated to collect additional amounts as taxes on behalf of sellers and remit those taxes to those authorities. We could also be subject to audits and assessments with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes in jurisdictions where we have not historically done so, and do not accrue for sales or other taxes, could result in substantial tax liabilities for past sales and otherwise harm our business and results of operations.

Our business is dependent on the ability for sellers to sell tickets on the secondary market unencumbered.

Our business is dependent upon sellers having the ability to list tickets for sale on the secondary ticket market for events put on by artists, teams and promoters. Any actions taken by federal, state or local governments, rights holders or companies that issue tickets (i.e., the primary ticketing companies), such as enacting restrictions regarding resale policies, using technology to limit where and how tickets are sold on the secondary market, charging incremental fees for the ability to sell tickets on the secondary market or partnering with other resale marketplaces on an exclusive basis, could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

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

System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of our own ticketing systems and other computer systems and of affiliate and third-party software, computer networks and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Similarly, due to our reliance on a network of technology systems, many of which are outside of our control, changes to interfaces upon which we rely or a reluctance of our counterparties to continue supporting our systems could lead to technology interruptions. Such interruptions could occur by virtue of natural disaster, malicious actions such as cyber attacks or intrusions, or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions. The large infrastructure footprint that is required to operate our systems requires an ongoing investment of time, money and effort to maintain or refresh hardware and software and to ensure it remains at a level capable of servicing the demand and volume of business that we receive. Failure to do so may result in system instability, degradation in performance, or unfixable security vulnerabilities that could adversely impact both the business and the consumers utilizing our services.

While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature may not be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from an extended interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

Cyber security risks, data loss or other breaches of our network security could materially harm our business and results of operations, and the processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements, including obligations relating to personal privacy rights.

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

Although we have developed systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and threat actor capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems may change frequently and as a result, may be difficult for our business to detect for long periods of time. We have expended significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences and will continue to do so in the future. However, despite our efforts, we may be unaware of or unable to anticipate these techniques or implement adequate preventative measures.

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

Canadian law and laws in all states and U.S. territories require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information. Such laws are inconsistent, and compliance in the event of a widespread security incident is complex and costly and may be difficult to implement. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim.

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

We rely on third-party providers to support our payment system, as our buyers primarily use credit cards to purchase tickets on our marketplace. Nearly all our revenue is associated with payments processed through a single provider, which relies on banks and payment card networks to process transactions. If this provider or any of its vendors do not operate well with our platform, our payments systems and our business could be adversely affected. If this provider does not perform adequately, determines certain types of transactions are prohibited, if this provider’s technology does not interoperate well with our platform, or if our relationships with this provider, the bank or the payment card networks on which it relies were to terminate unexpectedly, buyers may find our platform more difficult to use. Such an outcome could harm the ability of sellers to use our platform, which could cause them to use our platform less.

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

The agreement governing our credit facility include restrictive covenants that, among other things, restrict our ability to:

•
incur additional debt;
•
pay dividends and make distributions;
•
make certain investments;
•
prepay certain indebtedness;
•
create liens;
•
enter into transactions with affiliates;
•
modify the nature of our business;
•
transfer and sell assets, including material intellectual property;
•
amend our organizational documents; and
•
merge or consolidate.

Our failure to comply with the terms and covenants of our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lender to accelerate the indebtedness and declare all amounts owed due and payable.

As of December 31, 2021, our total indebtedness, excluding unamortized debt discounts and debt issuance costs, was $465.7 million.

Our sizeable indebtedness and any future increases in our debt indebtedness could have adverse consequences, including:

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

We may face liquidity constraints if we are unable to generate sufficient cash flows and we may be unable to raise additional capital when necessary or desirable.

As of December 31, 2021, we had cash and cash equivalents of $489.5 million, which is available to us to fund our operating, investing and financing activities. Uncertainty remains around the ongoing impact of the COVID-19 pandemic, which could have a significant impact to our future cash flows. Thus, we could exhaust our available financial resources sooner than we expect.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our ability to obtain financing will depend on a number of factors, including:

•
general economic and capital market conditions, including as a result of the COVID-19 pandemic and rising inflation;
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
•
continue to invest in our technology and marketing efforts;
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

Hoya Topco, LLC (“Hoya Topco”), which is controlled by our Private Equity Owner and its affiliates, controls approximately 60% of the voting power of our outstanding common stock, which means that, based on its percentage voting power controlled, our Private Equity Owner controls the vote of all matters submitted to a vote of our shareholders. Thus, our Private Equity Owner controls the election of the members of our Board of Directors subject to the terms of the Stockholders’ Agreement dated October 18, 2021 we entered into with Hoya Topco (“Stockholders’ Agreement”) and all other corporate decisions. Even when our Private Equity Owner ceases to control a majority of the total voting power, for so long as our Private Equity Owner continues to own a significant percentage of our common stock, our Private Equity Owner will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring shareholder approval. Accordingly, for such period of time, our Private Equity Owner has significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as our Private Equity Owner continues to own a significant percentage of our common stock, our Private Equity Owner will be able to cause or prevent our change of control or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a potential sale and ultimately might affect the market price of our Class A common stock.

Our Stockholders’ Agreement provides our Private Equity Owner the right to nominate to our Board of Directors (i) five (5) directors, so long as our Private Equity Owner, in the aggregate, beneficially owns at least 24% of the aggregate number of shares of our common stock, of which at least one (1) will qualify as an “independent director” under applicable stock exchange regulations, (ii) four (4) directors, so long as our Private Equity Owner, in the aggregate, beneficially owns at least 18% but less than 24% of our common stock, (iii) three (3) directors, so long as our Private Equity Owner, in the aggregate, beneficially owns at least 12% but less than 18% of our common stock, (iv) two (2) directors, so long as our Private Equity Owner, in the aggregate, beneficially owns at least 6% but less than 12% of our common stock and (v) until the date our Private Equity Owner, in the aggregate, beneficially owns a number of voting shares representing less than five percent (5%) of the aggregate number of shares of our common stock held, directly or indirectly, by our Private Equity Owner, one (1) director. Pursuant to the foregoing provisions of the Stockholder’s Agreement, our Private Equity Owner will be able to designate the majority of the members of our Board of Directors and generally have control over our business and affairs.

Our Private Equity Owner and its affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, our Private Equity Owner and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our amended and restated charter provides that our Private Equity Owner, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) will not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Private Equity Owner also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Private Equity Owner may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you or may not prove beneficial.

We are a “controlled company” within the meaning of Nasdaq listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.

We qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board of Directors consist of independent directors, (ii) we have a Compensation Committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to our Board of Directors by independent directors.

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

Our Tax Receivable Agreement will require us to make cash payments to Hoya Topco (or other parties that become entitled to rights to payment under our TRA) in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under our TRA may (i) exceed any actual tax benefits or (ii) be accelerated.

We are a party to a Tax Receivable Agreement with Hoya Topco, Hoya Intermediate, GTCR Management XI, LLC (“TRA Holder Representative”), and other TRA Holders (as defined in our TRA) dated October 18, 2021 (“TRA”). Pursuant to our TRA, we will generally be required to pay Hoya Topco and the other TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, our net income or profits and any interest related thereto that our consolidated subsidiaries realizes, or is deemed to realize, as a result of certain tax attributes, which include:

•
existing tax basis in certain assets of Hoya Intermediate and certain of its subsidiaries, including assets that will be subject to depreciation or amortization, once placed in service;
•
tax basis adjustments resulting from taxable exchanges of common units of Hoya Intermediate (“Intermediate Common Units”) for Class A common stock acquired by us from a TRA Holder (as defined in our TRA) pursuant to the terms of our LLC Agreement;
•
certain tax attributes of Blocker Corporations (as defined in the LLC Agreement) holding Hoya Intermediate common units that are acquired by us pursuant to a reorganization transaction;
•
certain tax benefits realized by us as a result of our merger with Horizon Acquisition Corporation on October 18, 2021; and
•
tax deductions in respect of portions of certain payments made under our TRA.

Payments under our TRA generally will be based on the tax reporting positions that we determine (in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent). The IRS or another taxing authority may challenge a position we take, and a court may sustain such a challenge. If any tax attributes we initially claimed or utilized are disallowed, the TRA Holders (as defined in our TRA) will not be required to reimburse us for any excess payments that we may have previously made pursuant to our TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will reduce any future cash payments we are required to make under our TRA, after the determination of such excess. However, a challenge to any tax attributes we initially claimed or utilized may not arise for a number of years after such payment and such excess cash payment may be greater than the amount of future cash payments that we may be required to make under the terms of our TRA. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under our TRA in excess of our actual savings in respect of the tax attributes.

Moreover, our TRA provides that, in certain early termination events, we are required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have been made under our TRA, which would be based on certain assumptions. The lump-sum payment could be material and could materially exceed any actual tax benefits that we realize subsequent to such payment.

The amount and timing of any payments under our TRA will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A common stock at the time of an exchange of Hoya Intermediate common units by a TRA Holder pursuant to our Second Amended and Restated Limited Liability Agreement dated October 18, 2021 (“LLC Agreement”) and the amount and timing of the recognition of our income for applicable tax purposes. While many of these factors are outside of our control, the aggregate payments we will be required to make under our TRA could be substantial. There can be no assurance that we will be able to finance our obligations under our TRA in a manner that does not adversely affect our working capital and growth requirements.

Any payments we make under our TRA will generally reduce our overall cash flow. If we are unable to make timely payments for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach and therefore accelerate payments. Furthermore, our future obligation to make payments could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax attributes that may be deemed realized under our TRA.

Our only material asset is our direct and indirect interests in Hoya Intermediate, and we are accordingly dependent upon distributions from Hoya Intermediate to pay dividends, taxes and other expenses, including payments we are required to make under our Tax Receivable Agreement.

We are a holding company with no material assets other than our direct and indirect ownership of equity interests in Hoya Intermediate, LLC (“Hoya Intermediate”). As such, we do not have any independent means of generating revenue. We intend to cause Hoya Intermediate to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under our TRA, and to pay our corporate and other overhead expenses. To the extent that we need funds, and Hoya Intermediate is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

In certain circumstances, Hoya Intermediate will be required to make distributions to us and Hoya Topco, and the distributions that Hoya Intermediate will be required to make may be substantial.

Hoya Intermediate is treated, and will continue to be treated, as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, its taxable income is generally allocated to its members, including us. Hoya Intermediate will make cash or tax distributions, to the members, including us, calculated using an assumed tax rate, to provide liquidity to members to pay taxes on such member’s allocable share of the taxable income, reduced by taxable losses. Under applicable tax rules, Hoya Intermediate will be required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions may be made on a pro rata basis to all members and such tax distributions may be determined based on the member who is allocated the largest amount of taxable income on a per Hoya Intermediate common unit basis and an assumed tax rate that is the highest tax rate applicable to any member, Hoya Intermediate may be required to make tax distributions that, in the aggregate, exceed the amount of taxes that Hoya Intermediate would have paid if it were taxed on its net income at the assumed rate.

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
•
unanticipated variations in our quarterly and annual operating results or dividends;
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

In connection with the audit of our financial statements for the fiscal year ended December 31, 2021, we identified deficiencies in our internal control over financial reporting, which in the aggregate, constitute a material weakness. We determined that we had deficiencies related to implementation of segregation of duties as part of our control activities, establishment of clearly defined roles within our finance and accounting functions and the number of personnel in our finance and accounting functions with an appropriate level of technical accounting and SEC reporting experience, which in the aggregate, constitute a material weakness. To address this material weakness, we have begun to hire additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities and appropriate segregation of duties.

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

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to "emerging growth companies" could make our Class A common stock less attractive to investors.

We are an "emerging growth company," and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

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
•
Our status as an "emerging growth company" will end as soon as any of the following occurs:
o
the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
o
the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
o
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
o
December 31, 2026.

We cannot predict if investors will find our securities less attractive if we choose to rely on any of the exemptions afforded “emerging growth companies.” If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the market price of those securities may be more volatile.

Further, the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (“Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company,” can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an “emerging growth company” nor a company that has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.

A significant portion of our total outstanding shares of our Class A common stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Subject to certain exceptions, pursuant to our Stockholders’ Agreement, Hoya Topco and Horizon Sponsor, LLC (“Sponsor”) are contractually restricted until October 18, 2022 from transferring any lock-up shares; provided that Hoya Topco and Sponsor may transfer fifty percent of its lock-up shares on April 18, 2022 (six months after October 18, 2021) and the remaining lock-up shares on any date after April 18, 2022 on which (i) the price per lock-up share exceeds $15.00 per share for 20 trading days within a 30 day trading period and (ii) the average daily trading volume exceeds one million shares of our Class A common stock during such 30 trading day period.

After October 18, 2022, Hoya Topco and Sponsor will not be restricted from selling shares of our Class A common stock other than being subject to applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. Sponsor and its affiliates, and the PIPE investors collectively own approximately 80% of our Class A common stock and Hoya Topco owns 100% of our Class B common stock, translating to approximately 60% voting interest.

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

The following warrants to purchase our Class A common stock are outstanding and exercisable:

•
private warrants to purchase 6,519,791 shares at an exercise price of $11.50 per share;

•
warrants to purchase 17,000,000 shares at an exercise price of $10.00 per share; and

•
warrants to purchase 17,000,000 shares at an exercise price of $15.00 per share.

There are also public warrants to purchase 18,132,776 shares of our Class A common stock at an exercise price of $11.50 per share, which will become exercisable on October 18, 2022.

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

There are warrants to purchase 3,000,000 Hoya Intermediate common units outstanding at an exercise price of $10.00 per unit and warrants to purchase 3,000,000 Hoya Intermediate common units outstanding at an exercise price of $15.00 per unit, which are exercisable (collectively, “Hoya Intermediate Warrants”). Upon exercise of a Hoya Intermediate Warrant, one share of our Class B common stock will also be issued. Holders of Hoya Intermediate common units (other than us and our subsidiaries) may exchange them for shares of our Class A common stock. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

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
•
after we no longer qualify as a "controlled company" under applicable Nasdaq listing rules, provisions limiting stockholders' ability to (i) call special meetings of stockholders, (ii) require extraordinary general meetings of stockholders and (iii) take action by written consent;
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we leased approximately 37,000 square feet of space in Chicago, Illinois for our headquarters under a lease agreement that will terminate November 2022. We entered into a new lease for our headquarters in Chicago, Illinois for approximately 48,000 square feet of office space that will commence on January 1, 2023, or the date on which we begin to occupy and conduct business in the space, and expire after eleven years, unless terminated sooner. We also lease facilities in Coppell, Texas and Toronto, Ontario.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

On October 19, 2021, our Class A common stock and warrants began trading on the Nasdaq under the symbols “SEAT” and "SEATW", respectively. Prior to that date, there was no public trading market for our common stock and warrants.

Stockholders

As of February 28, 2022, there were 76 holders of record of our common stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.

Dividends

None.

Equity Compensation Plan Information

Information concerning our equity compensation plan is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Sale of Registered Securities

None.

Stock Performance Graph

The following graph depicts the total return to stockholders from the closing price on October 19, 2021 (the date our Class A common stock began trading on Nasdaq) through December 31, 2021, relative to the performance of Nasdaq Composite and the Russell 2000 Technology index. The graph assumes $100 invested at the closing price on October 19, 2021 in each of our Class A common stock, the Nasdaq Composite and the Russell 2000 Index, and dividends reinvested in the security or index. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as our audited consolidated financial statements and related notes as disclosed in our registration statement on Form S-4A, filed with the Securities and Exchange Commission on September 23, 2021 (the "Registration Statement"). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled "Forward-Looking Statements," "Risk Factors" or in other parts in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe live events deliver some of life’s most exciting moments. Our platform provides ticket buyers and sellers with an easy-to-use and trusted marketplace experience that enables fans to purchase tickets to live events and create new memories. We believe we differentiate from competitors by offering extensive breadth and depth of ticket listings at a competitive value. During the years ended December 31, 2021, 2020, and 2019, our revenues were $443.0 million, $35.1 million, and $468.9 million, respectively, and Marketplace Gross Order Value ("Marketplace GOV") was $2,399.1 million, $347.3 million, and $2,279.8 million, respectively. Our net loss was $19.1 million, $774.2 million, and $53.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

Through our Marketplace segment, we act as an intermediary between ticket buyers and ticket sellers. We earn revenue processing ticket sales from our Owned Properties, consisting of the Vivid Seats website and mobile applications, and from our Private Label offering, which comprises numerous distribution partners. Using our online platform, we process customer payments, coordinate ticket deliveries, and provide customer service to ticket buyers.

A key component of our platform is Skybox, a proprietary enterprise resource planning tool used by many of our ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple secondary ticket marketplaces.

We primarily earn revenue from service and delivery fees charged to ticket buyers. We also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. We do not hold ticket inventory in the Marketplace segment. We incur costs for developing and maintaining our platform, providing back-office and customer support to ticket buyers and ticket sellers, processing payments, and shipping tickets. We also incur substantial marketing costs, primarily related to online advertising.

Resale

In our Resale segment, we acquire tickets to resell on secondary ticketing marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and our ongoing efforts to deliver best in class seller software and tools.

Key Business Metrics and Non-GAAP Financial Measures

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following table summarizes our key business metrics and non-GAAP financial measure for the periods indicated (in thousands):

	2021	2020	2019

Marketplace GOV(1)	$2,399,092	$347,259	$2,279,773
Total Marketplace orders(2)	6,637	1,066	7,185
Total Resale orders(3)	199	49	303
Adjusted EBITDA(4)	$109,869	$(80,204)	$119,172

(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. During the year ended December 31, 2021, Marketplace GOV was negatively impacted by event cancellations in the amount of $108.0 million, compared to $216.0 million and $22.2 million during the years ended December 31, 2020 and 2019.
(2)
Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform during a period, net of event cancellations that occurred during that period. During the year ended December 31, 2021, our Marketplace segment experienced 257,109 event cancellations, compared to 549,085 and 54,961 event cancellations during the years ended December 31, 2020 and 2019.
(3)
Total Resale orders represents the volume of Resale segment orders in a period, net of event cancellations that occurred during that period. During the year ended December 31, 2021, our Resale segment experienced 6,165 event cancellations, compared to 20,644 and 1,517 event cancellations during the years ended December 31, 2020 and 2019.
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

Our Marketplace GOV is impacted by seasonality, and typically sees increased activity in the fourth quarter when all major sports leagues are in season and we experience increases in order volume for theater and concert events during the holiday season. Quarterly fluctuations in our Marketplace GOV result from the number of cancellations, the popularity and demand of performers, tours, teams, and events, and the length and team composition of sports playoff series and championship games.

Our Marketplace GOV increased during the year ended December 31, 2021 as a result of higher sales volume and fewer event cancellations following an overall reduction in mitigation measures enacted in response to the COVID-19 pandemic.

Total Marketplace Orders

Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations. An order can include one or more tickets and/or parking passes. Total Marketplace orders allow us to monitor order volume and better identify trends within our Marketplace segment. Total Marketplace orders increased during the year ended December 31, 2021 as a result of higher sales volume and fewer event cancellations following an overall reduction in mitigation measures enacted in response to the COVID-19 pandemic.

Total Resale Orders

Total Resale orders represents the volume of Resale segment orders sold in a period, net of event cancellations. An order can include one or more tickets and/or parking passes. Total Resale orders allow us to monitor order volume and better identify trends within our Resale segment.

Adjusted EBITDA

We present Adjusted EBITDA, which is a non-GAAP measure, because it is a measure frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Further, we believe this measure is helpful in highlighting trends in our operating results because it excludes the impact of items that are outside the control of management or not reflective of ongoing performance related directly to the operation of our business segments.

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

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net loss, for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019

Net loss	$(19,129)	$(774,185)	$(53,848)
Income tax expense	304	—	—
Interest expense	58,179	57,482	41,497
Depreciation and amortization	2,322	48,247	93,078
Sales tax liability(1)	8,956	6,772	10,045
Transaction costs(2)	12,852	359	8,857
Equity-based compensation(3)	6,047	4,287	5,174
Senior management transition costs(4)	—	—	2,706
Loss on extinguishment of debt(5)	35,828	685	2,414
Litigation, settlements and related costs(6)	2,835	1,347	2,256
Change to annual bonus program(7)	—	—	2,810
Customer loyalty program stand-up costs(8)	—	—	3,223
Impairment charges(9)	—	573,838	—
Loss on asset disposals(10)	—	169	960
Severance related to COVID-19(11)	286	795	—
Change in value of warrants(12)	1,389	—	—
Adjusted EBITDA	$109,869	$(80,204)	$119,172

(1) We have historically incurred sales tax expense in jurisdictions where we expected to remit sales tax payments but were not yet collecting from customers. During the second half of 2021, we began collecting sales tax from customers in all required states. The sales tax liability presented herein represents the exposure for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received.

(2) Transaction costs consist of legal; accounting; tax and other professional fees; as well as personnel-related costs, which consist of severance and retention bonuses; and integration costs. Transaction costs recognized in 2021 were related to the Merger Transaction (as defined below), to the extent they were not eligible for capitalization, and the acquisition of Betcha Sports, Inc. ("Betcha"). Transaction costs recognized in 2020 were related to the acquisition of Fanxchange Ltd. in 2019. In 2019, we completed the acquisition of Fanxchange Ltd. and attempted to pursue an acquisition that was ultimately abandoned. These acquisition-related costs are not representative of normal, recurring, cash operating expenses.

(3) We incur equity-based compensation expenses for profits interests issued prior to the Merger Transaction and equity granted according to the 2021 Incentive Award Plan ("2021 Plan"), which we do not consider to be indicative of our core operating performance. The 2021 Plan was approved and adopted in order to facilitate the grant of equity incentive awards to our employees and directors. The 2021 Plan became effective on October 18, 2021.

(4) In 2019, we incurred costs associated with the transition to our current senior management team, including our Chief Executive Officer. These costs include recruiting costs and costs to compensate our Chief Executive Officer for benefits forfeited at his previous employer.

(5) Losses incurred resulted from the retirement of the May 2020 First Lien Loan and fees paid related to the early payment of a portion of the principal of the June 2017 First Lien Loan in October 2021, the retirement of the revolving credit facility in May 2020, and the repayment of the $40.0 million second lien term loan in 2019.

(6) These expenses relate to external legal costs and settlement costs, which were unrelated to our core business operations.

(7) We restructured our employee incentive compensation plan during 2019.

(8) During August 2019, we initiated the Vivid Seats Rewards customer loyalty program. We incurred $3.2 million of initial stand-up costs related to the commencement of the program. These stand-up costs consist primarily of customer incentives and marketing costs, which are not expected to reoccur.

(9) We incurred impairment charges triggered by the effects of the COVID-19 pandemic during the year ended December 31, 2020. The impairment charges resulted in a reduction in the carrying values of our goodwill, indefinite-lived trademark, definite-lived intangible assets, and other long-lived assets.

(10) We incur losses on asset disposals, which are not considered indicative of our core operating performance.

(11) These charges relate to severance costs resulting from significant reductions in employee headcount due to the effects of the COVID-19 pandemic during the years ended December 31, 2021 and 2020.

(12) These expenses relate to the modification of the terms of the Class A Public Warrants in connection with the Merger Transaction and revaluation of Hoya Intermediate Warrants (defined below) following the Merger Transaction.

Key Factors Affecting Our Performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this Annual Report on 10-K, particularly in Part I, Item 1A, "Risk Factors.” The key factors discussed below impacted our 2021 results or are anticipated to impact our 2022 results.

Growth and retention of customers and sellers

Our revenue growth primarily depends on acquiring and retaining customers. We seek to have ticket buyers and sellers view us as their destination ticketing marketplace when searching for, purchasing and selling event tickets. We believe we differentiate from competitors by offering extensive breadth and depth of ticket listings at a competitive value, and by providing a reliable and secure experience for ticket buyers. We acquire new ticket buyers through marketing, partnerships, brand advertisement and word-of-mouth. Performance marketing channels are highly competitive, and we must continue to be effective in these acquisition channels. We seek to retain customers by offering an optimal customer experience, providing additional avenues for engagement and outreach such as customized emails, and providing value to our customers such as with our Vivid Seats Rewards program. Likewise, we must preserve our longstanding relationships with ticket sellers to maintain extensive ticket listing options at competitive prices. We recognize the importance of seller and other distribution relationships in the ticketing ecosystem and offer products and services designed to support the needs of our sellers and distribution partners.

During 2021, we experienced a dramatic increase in new orders processed starting in the second quarter alongside the roll-out of COVID-19 vaccination programs across the United States and supported by our investments in revamped branding and product enhancements to attract new and reattract prior customers. We also experienced a significant reduction in event cancellations in 2021 as compared to 2020. Our expenses increased on a similar trajectory over the course of the year as we increased our marketing spend and efforts, hired additional personnel, and had additional outsourced customer service provider costs to capitalize on the increase in live event attendance and handle the increased order demand.

Supply of Concert, Sporting, and Theatre Events

A reduction in the number of live concert, sporting and theater events will have an adverse effect on our revenue and operating income. Many of the factors affecting the number and availability of live concert, sporting and theater events are beyond our control. During the year ended December 31, 2021, our Marketplace segment experienced 257,109 event cancellations and our Resale segment experienced 6,165 event cancellations.

Attracting and retaining talent

We rely on the ability to attract and retain employees. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. As a company, we share the dedication to our mission to Experience It Live. We believe offering employees an engaging and positive work environment contributes to both their success and our success. We are committed to fostering an environment that is inclusive and welcome to diversity in backgrounds, experiences and thoughts as a means toward achieving employee engagement, empowerment, innovation and good decision-making. As of December 31, 2021, we had 430 full-time employees which increased over 80% from 236 full-time employees as of December 31, 2020. We expect our employee count to further increase in 2022.

COVID-19 pandemic

The COVID-19 pandemic has had, and may continue to have, a significant negative impact on our business, operational and financial results. While we have seen recovery in the demand for live events with an increase in ticket orders, as well as an increasing number of live events held in 2021 as compared to 2020, we could be adversely affected if new variants emerge and if COVID-19 case counts increase. As of December 31, 2021, most jurisdictions permit full capacity and many events are taking place as planned. Some events, however, continue to be cancelled, rescheduled, or postponed due to the COVID-19 pandemic. If economic conditions caused by the pandemic do not continue to recover, including as a result of potential developments with variants of the virus or other market-disrupting events, our financial condition, cash flow and results of operations may be further impacted.

Ticketing Industry Competition

Our business faces significant competition from other national, regional and local primary and secondary ticketing service providers. We also face competition in the resale of tickets from other professional ticket resellers. We must continue to innovate and offer our buyers, sellers and partners an attractive value proposition.

Seasonality

Our operational and financial results can be impacted by seasonality, with increased activity in the fourth quarter when all major sports leagues are in season and we experience an increase in order volume for theater and concert events during the holiday season. In addition to typical seasonality impacts to our business, our quarterly results and quarterly year-over-year growth rates can be impacted by:

•
sports teams performance, the number of playoff games in a series and teams involved;
•
the timing of tours of top grossing acts;
•
tour and game cancellations due to weather, illness or other factors; and
•
popularity and demand for certain performers and events.

In 2021, the impacts of COVID-19 resulted in unique impacts to our business beyond normal course seasonality. In particular, we experienced a dramatic increase in new orders processed starting in the second quarter alongside the roll-out of COVID-19 vaccination programs across the United States. We expect the continued return of live events as COVID-19 restrictions are lifted, subject to potential developments with variants of the virus or other market-disrupting events, to continue to be most impactful in the near term.

Recent Developments

The Business Combination

On October 18, 2021, we consummated the Merger Transaction. The Merger Transaction was accounted for as a reverse recapitalization, with Hoya Intermediate, a subsidiary of Vivid Seats Inc., treated as the accounting acquirer. Accordingly, the consolidated financial statements of the combined company represent a continuation of the financial statements of Hoya Intermediate. In connection with the Merger Transaction, Vivid Seats also entered into a private investment in public equity financing (“PIPE Subscription”). Pursuant to the PIPE Subscription, Vivid Seats raised an additional $250.2 million. In addition, Hoya Intermediate paid Eldridge Industries, LLC $11.7 million in cash at the closing of the Merger Transaction for a backstop fee.

Proceeds from the Merger Transaction and the PIPE Subscription were used for debt repayment and capital structure optimization. We declared and paid a special dividend of $17.7 million, or $0.23 per share, to holders of Class A Common Stock in 2021.

Betcha Acquisition

On December 13, 2021, we acquired 100% of the equity interests of Betcha. Betcha is a real money daily fantasy sports app with social and gamification features that enhance fans’ connection with their favorite live sports. The acquisition date fair value of the consideration transferred consisted of approximately $0.8 million in cash and 2,143,438 shares of Class A common stock. The total consideration includes cash earnouts of $7.5 million as of the acquisition date representing the estimated fair value that we may be obligated to pay if Betcha meets certain earnings objectives following the acquisition. In addition, the purchase consideration includes future milestone payments of $9.7 million as of the acquisition date representing the estimated fair value that we may be obligated to pay upon the achievement of certain integration objectives.

COVID-19 Has Had a Disproportionately Negative Effect on the Live Entertainment Industry

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Almost immediately, mitigation measures implemented or recommended by governmental authorities and private organizations restricted attendance at live events throughout North America producing large-scale event cancellations and meaningfully reduced purchases made on our platform. The resulting decline in revenue and broader economic impact of the pandemic led us to determine that an impairment triggering event existed during the nine months ended September 30, 2020, resulting in an impairment charge of $573.8 million to goodwill, indefinite-lived intangible assets, definite-lived intangible assets, and other long-lived assets. These factors contributed to a net loss of $774.2 million in 2020.

Beginning in the second quarter of 2021, and continuing through the fourth quarter of 2021, we have seen a recovery in ticket orders as mitigation measures ease. For the second half of 2021, our annualized order volume exceeded 2019 levels. While we continued to recognize a net loss in 2021, we realized significant year-over-year increases in revenues and operating income. Our operating income was $76.6 million for the year ended December 31, 2021.

The COVID-19 pandemic is evolving and the ultimate pace and timing of recovery continues to remain uncertain. If economic conditions caused by the pandemic were to worsen, our financial condition, cash flows, and results of operations may be further materially impacted.

Results of Operations

Discussions of the year ended December 31, 2019 and comparison between the year ended December 31, 2020 and the year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Vivid Seats” in our Registration Statement.

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations (in thousands, except percentages):

	2021	2020	Change	% Change
Revenues	$443,038	$35,077	$407,961	1163%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	90,617	24,690	65,927	267%
Marketing and selling	181,358	38,121	143,237	376%
General and administrative	92,170	66,199	25,971	39%
Depreciation and amortization	2,322	48,247	(45,925)	(95)%
Impairment charges	—	573,838	(573,838)	(100)%
Income (loss) from operations	76,571	(716,018)	792,589	111%
Other expenses:
Interest expense – net	58,179	57,482	697	1%
Loss on extinguishment of debt	35,828	685	35,143	5,130%
Other expenses	1,389	—	1,389	100%
Loss before income taxes	(18,825)	(774,185)	755,360	98%
Income tax expense	304	—	304	100%
Net loss	(19,129)	(774,185)	755,056	98%
Net loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	(12,836)	(774,185)	761,349	98%
Net loss attributable to redeemable noncontrolling interests	(3,010)	—	(3,010)	100%
Net loss attributable to Class A Common Stockholders	$(3,283)	$—	$(3,283)	100%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	2021	2020	Change	% Change
Revenues:
Marketplace	$389,668	$23,281	$366,387	1,574%
Resale	53,370	11,796	41,574	352%
Total revenues	$443,038	$35,077	$407,961	1,163%

Total revenues increased $408.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase, which occurred in both our Marketplace and Resale segments, resulted from an increase in new orders processed resulting from the resumption of live events and a reduction in event cancellations due to the COVID-19 pandemic. The pandemic and resulting mitigation measures had a significant adverse effect on order volume and event cancellations during 2020. By the third quarter of 2021, most local governments had lifted large scale restrictions on live events. For the second half of 2021, our annualized order volume exceeded 2019 levels.

Marketplace

The following table presents revenues in our Marketplace segment by event category (in thousands, except percentages):

	2021	2020	Change	% Change
Revenues:
Concerts	$171,149	$15,775	$155,374	985%
Sports	175,471	3,484	171,987	4,936%
Theater	41,745	3,759	37,986	1,011%
Other	1,303	263	1,040	395%
Total Marketplace revenues	$389,668	$23,281	$366,387	1,574%

Marketplace revenues increased $366.4 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in Marketplace revenues resulted primarily from an overall increase in new orders processed on our Marketplace platform combined with fewer event cancellation charges.

Total Marketplace orders increased 5.6 million, or 523%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in orders resulted from the increase in events held after restrictions on fan attendance due to the COVID-19 pandemic were reduced or lifted. These increases occurred across all event categories with the greatest increase in sports.

Cancellation charges, which are recognized as a reduction to revenues, were $34.5 million for the year ended December 31, 2021, compared to $76.7 million for the year ended December 31, 2020. Due to the mass cancellations of live events during the initial phases of the pandemic in 2020, cancellation charges were higher in 2020 compared to 2021. For the year ended December 31, 2021 and 2020, we recognized an increase in revenue of $5.1 million and a decrease of $15.3 million, respectively, due to the impact of cancellation charges for cancelled events where the performance obligations were satisfied in prior periods.

Marketplace revenues by business model consisted of the following (in thousands, except percentages):

	2021	2020	Change	% Change
Revenues:
Owned Properties	$308,226	$24,188	$284,038	1,174%
Private Label	81,442	(907)	82,349	9,079%
Total Marketplace revenues	$389,668	$23,281	$366,387	1,574%

The increases in revenue from both Owned Properties and Private Label during the year ended December 31, 2021 resulted primarily from the increase in order volume resulting from the loosening of restrictions on live events and fewer event cancellations than the year ended December 31, 2020.

Resale

Revenue for our Resale segment increased $41.6 million, or 352%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase resulted primarily from higher order volume. Total Resale orders increased 0.1 million, or 305%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. Cancellation charges, classified as a reduction of revenue, negatively impacted Resale revenue by $2.8 million and $6.7 million for the years ended December 31, 2021 and 2020, respectively.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	2021	2020	Change	% Change
Cost of revenues:
Marketplace	$51,702	$13,741	$37,961	276%
Resale	38,915	10,949	27,966	255%
Total cost of revenues	$90,617	$24,690	$65,927	267%

Total cost of revenues increased $65.9 million, or 267%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase to total cost of revenues resulted from higher order volume in both our Marketplace and Resale segments.

Marketplace

Marketplace cost of revenues increased $38.0 million, or 276%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cost of revenues is consistent with the increase in total Marketplace orders, which increased by 5.6 million orders, or 523%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Resale

Resale cost of revenues increased $28.0 million, or 255%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase resulted from an increase in total Resale orders of 0.1 million orders, or 305%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in Resale cost of revenues is not consistent with the increase in Resale revenues due to higher ticket prices and margins in 2021 compared to 2020. Cancellation charges resulted in a reduction to Resale cost of revenues of $1.4 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	2021	2020	Change	% Change
Marketing and selling:
Online	$160,420	$34,213	$126,207	369%
Offline	20,938	3,908	17,030	436%
Total marketing and selling	$181,358	$38,121	$143,237	376%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $143.2 million, or 376%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in expenses primarily resulted from greater spending on online advertising during the second half of 2021. Our spending on online advertising increased by $126.2 million, or 369%, during the year ended December 31, 2021 compared to 2020. As restrictions on the attendance of live events were reduced or lifted, we increased our spending on marketing to capitalize on the increase in live event attendance. In addition, starting in the fourth quarter of 2021, we increased our marketing efforts in additional offline channels including broadcast TV and radio as part of our brand awareness efforts.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	2021	2020	Change	% Change
General and administrative:
Personnel expenses	$47,546	$37,696	$9,850	26%
Non-income tax expenses	10,016	7,060	2,956	42%
Other	34,608	21,443	13,165	61%
Total general and administrative	$92,170	$66,199	$25,971	39%

Total general and administrative expenses increased $26.0 million, or 39%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Other general and administrative expenses increased $13.2 million, or 61%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a $9.5 million increase in consulting and professional service fees related to the Merger Transaction, a $3.8 million increase in legal fees, and a $0.5 million increase in legal settlement expenses. Additionally, there was a $3.5 million increase in other general and administrative expenses, primarily related to an increase in licensed software costs and rent expenses. This was offset by a $4.1 million decrease in other expenses, primarily related to a decrease in charitable contributions as a result of the reduction in event cancellations in 2021 compared to 2020.

Personnel expenses increased $9.9 million, or 26%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due to higher employee headcount and an increase in costs for our outsourced customer service provider primarily due to the increase in order volume. This was partially offset by government payroll subsidies for U.S. and Canadian employers.

Non-income tax expenses increased $3.0 million, or 42%, of which $2.2 million was related to sales tax expense, and the remainder related to non-income based taxes. This increase primarily resulted from higher order volume.

Depreciation and Amortization

Depreciation and amortization expenses decreased $45.9 million, or 95%, during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the impairment of our definite-lived intangible assets and other long-lived assets and equipment during the year ended December 31, 2020.

Impairment Charges

During the second quarter of 2020, we incurred impairment charges of $573.8 million. These impairment charges were triggered by the effects of the COVID-19 pandemic. Due to the effects of the pandemic, we experienced a substantial reduction of revenue during the first half of 2020, which continued through the remainder of the year and into the first half of 2021. We have not incurred any impairment charges during the year ended December 31, 2021.

Other Expenses

The following table presents other expenses (in thousands, except percentages):

	2021	2020	Change	% Change
Other expenses
Interest expense - net	$58,179	$57,482	$697	1%
Loss on extinguishment of debt	35,828	685	35,143	5,130%
Other expenses	1,389	—	1,389	100%
Total other expenses	$95,396	$58,167	$37,229	64%

Interest expense – net

Interest expense increased $0.7 million, or 1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Although we paid off the May 2020 First Lien Loan and made a partial payment of the outstanding principal on the June 2017 First Lien Loan on October 18, 2021, interest expense was similar to the prior year due to the timing of when we entered into the May 2020 First Lien Loan and made the debt repayments in 2021. In addition, the interest rate cap and interest rate swaps matured during the years ended December 31, 2021 and 2020, respectively.

Loss on extinguishment of debt

Loss on extinguishment of debt increased $35.1 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due to our full repayment of the May 2020 First Lien Loan and a partial repayment of the outstanding principal on the June 2017 First Lien Loan. The loss includes $28.0 million for a prepayment penalty and $6.1 million for the amortization of the remaining balance of the original issuance discount and issuance costs related to the repayment of the May 2020 First Lien Loan in full, as well as $1.7 million for the amortization of the balance of the original issuance discount and issuance costs related to the partial repayment of the outstanding principal on the June 2017 First Lien Loan.

Other expenses

Other expenses were $1.4 million during the year ended December 31, 2021 primarily due to our modification of the terms of Class A Public Warrants in connection with the Merger Transaction. There were no other expenses for the year ended December 31, 2020.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from our operating activities. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary sources of funds are cash generated from operations and proceeds from borrowings, including our term loans. In response to the COVID-19 pandemic, we borrowed $50.0 million under our revolving credit facility in March 2020 and subsequently entered into the May 2020 First Lien Loan (defined below). We received $251.5 million in net cash proceeds from the May 2020 First Lien Loan, which we used to repay the $50.0 million in outstanding borrowings under the revolving credit facility in May 2020 and to fund our operations. As noted in the “Liquidity and Capital Resources—Loan Agreements” section below, we repaid the May 2020 First Lien Loan in connection with, and using the proceeds from, the Merger Transaction and the PIPE Subscription. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months.

As of December 31, 2021, we had $489.5 million of cash and cash equivalents. Cash and cash equivalents consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. For the year ended December 31, 2021, we have generated positive cash flows from our operating activities. Subsequent to December 31, 2021, we repaid $190.7 million of outstanding June 2017 First Lien Loan and added a new revolving credit facility in an aggregate principal amount of $100.0 million.

Loan Agreements

In response to the COVID-19 pandemic, we borrowed $50.0 million under the Revolving Facility in March 2020. We then entered into the May 2020 First Lien Loan, which resulted in $251.5 million in net cash proceeds. We used the net cash proceeds from the May 2020 First Lien Loan to immediately repay the $50.0 million in outstanding borrowings under the Revolving Facility and to fund our operations. The Revolving Facility was terminated in full simultaneously with the repayment in May 2020.

The May 2020 First Lien Loan, which is pari passu with the June 2017 First Lien Loan, carries a variable interest rate of LIBOR plus an applicable margin of 9.50%, or a base rate plus an applicable margin of 8.50%. The May 2020 First Lien Loan matures in May 2026, subject to an earlier springing maturity date of June 30, 2024 if the June 2017 First Lien Loan, or a refinancing thereof with scheduled payments of principal prior to June 30, 2024, remains outstanding as of that date. The effective interest rate on the May 2020 First Lien Loan, which fluctuates based on certain paid-in-kind elections, was 11.50% per annum as of December 31, 2020. We made no payments during 2020 on the May 2020 First Lien Term Loan. Interest incurred under the May 2020 First Lien Loan was capitalized into the principal quarterly in August and November 2020, resulting in an outstanding principal of $275.7 million as of December 31, 2020. Additional interest was capitalized into the principal in the first nine months of 2021, resulting in an outstanding principal of $304.1 million as of September 30, 2021. On October 18, 2021, we repaid this loan in full in connection with, and using the proceeds from, the Merger Transaction and the PIPE Subscription and incurred a $28.0 million prepayment penalty.

We have an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021, which matures on June 30, 2024. Under the June 2017 First Lien Loan, we make quarterly principal payments of $1.6 million, reduced by certain prepayments. Principal payments amounted to $4.8 million and $5.9 million during the years ended December 31, 2021 and 2020, respectively. The effective interest rate on the June 2017 First Lien Loan, which fluctuates based on market interest rates, was 4.5% per annum as of December 31, 2021 and 2020. In 2021, in addition to the required quarterly principal payments, we paid $148.2 million of the outstanding loan balance in connection with, and using the proceeds from, the Merger Transaction and the PIPE Subscription. We made no payments under the June 2017 First Lien Loan during 2020, aside from the required quarterly principal payments.

Upon closing of the Merger Transaction and receipt of cash proceeds under the PIPE Subscription on October 18, 2021, we significantly reduced loan amounts outstanding. As of December 31, 2021, we are only party to one credit facility, the June 2017 First Lien Loan.

On February 3, 2022, we repaid $190.7 million of outstanding June 2017 First Lien Loan. We entered into an amendment which refinances the remaining existing term loan with a new $275.0 million term loan with a maturity date of February 3, 2029, adds a new revolving credit facility in an aggregate principal amount of $100.0 million with a maturity date of February 3, 2027, replaces the LIBOR based floating interest rate with a term SOFR based floating interest rate and revises the springing financial covenant to require compliance with a first lien net leverage ratio.

Tax Receivable Agreement

In connection with the Merger Transaction as described in Note 1 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, Vivid Seats Inc. entered into a Tax Receivable Agreement with the existing Hoya Intermediate shareholders that will provide for payment to Hoya Intermediate shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, is deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Hoya Intermediate common units (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to Hoya Intermediate making payments under the Tax Receivable Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	2021	2020	2019
Net cash provided by (used in) operating activities	$219,931	$(33,892)	$76,478
Net cash used in investing activities	(9,345)	(7,605)	(40,155)
Net cash (used in) provided by financing activities	(6,113)	245,545	(55,462)
Net increase (decrease) in cash and cash equivalents	$204,473	$204,048	$(19,139)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $219.9 million for the year ended December 31, 2021 due to $19.1 million in net loss, non-cash charges of $75.3 million, and net cash inflows from a $163.8 million change in net operating assets. The net cash inflows from the change in our net operating assets were primarily due to a $128.2 million increase in accounts payable, $19.2 million increase in deferred revenue, and a $14.2 million increase in accrued expenses and other current liabilities, partially offset by a $7.6 million decrease in prepaid expenses and other current assets and a $4.3 million increase in inventory. Each of these resulted from higher order volume and lower event cancellations in 2021.

Net cash used in operating activities was $33.9 million for the year ended December 31, 2020 due to $774.2 million in net loss, non-cash charges of $646.8 million, and net cash outflows from a $93.5 million change in net operating assets. The net cash outflows from the change in net operating assets were primarily due to an increase of $195.4 million in accrued expenses and other current liabilities, partially offset by a $67.6 million increase in prepaid expenses and other current assets and a $28.7 million decrease in accounts payable. These changes primarily resulted from lower order volume and higher cancellation rates in 2020.

Net cash provided by operating activities was $76.5 million for the year ended December 31, 2019 due to $53.8 million in net loss, non-cash charges of $104.5 million, and net cash outflows from a $25.8 million change in net operating assets. The net cash outflows from the change in net operating assets were primarily due to a $23.3 million increase in accrued expenses and other current liabilities resulting from an increase in accrued taxes and other expenses.

Cash Used in Investing Activities

Net cash used in investing activities was $9.3 million for the year ended December 31, 2021 which primarily included $8.4 million in capital spending on development activities related to our platform.

Net cash used in investing activities was $7.6 million for the year ended December 31, 2020, which primarily included $7.3 million in capital spending on development activities related to our platform.

Net cash used in investing activities was $40.2 million for the year ended December 31, 2019, which primarily included $31.1 million in acquisition related costs and $7.9 million in capital spending on development activities related to our platform.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $6.1 million for the year ended December 31, 2021. This was due to capital contributions of $752.9 million, offset by $485.1 million in debt payments and debt extinguishment costs, $236.0 million of preferred equity redemptions, $20.1 million of Merger Transaction costs, and $17.7 million of dividends paid.

Net cash provided by financing activities was $245.5 million for the year ended December 31, 2020, which resulted primarily from $260.0 million in proceeds from our May 2020 First Lien Loan. This was partially offset by $6.5 million arranger fee on the May 2020 First Lien Loan, $5.9 million in principal payments on our June 2017 First Lien Loan, and $2.1 million in other debt-related costs. We also borrowed $50.0 million under our Revolving Facility, which we subsequently repaid in 2020.

Net cash used in financing activities was $55.5 million for the year ended December 31, 2019. We paid $40.0 million to extinguish our June 2017 Second Lien Loan. We made $8.1 million in tax distributions to noncontrolling interest holders and $7.0 million in payments related to our June 2017 First Lien Loan.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and estimates associated with revenue recognition; equity-based compensation, warrants and earnouts, and impairment of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, and long-lived assets have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our Consolidated Balance Sheets, results of operations, and cash flows.

Revenue Recognition

Revenue from our Marketplace segment primarily consists of service and delivery fees from ticketing operations, reduced by incentives provided to ticket buyers. We also recognize revenue for referral fees earned on the purchase of ticket insurance by ticket buyers from third-party insurers. We recognize revenue from our Marketplace segment when the ticket seller confirms an order with the ticket buyer, at which point the seller is obligated to deliver the tickets to the ticket buyer in accordance with the original marketplace listing. Revenue from Marketplace transactions is recognized on a net basis because we act as an agent for these transactions.

We estimate and reserve for future cancellation charges based on historical trends, with the corresponding charge reducing revenue. This reserve, known as accrued future customer compensation, is classified within Accrued expenses and other current liabilities, with a corresponding asset for expected recoveries from ticket sellers recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets.

Specific judgments and assumptions considered when estimating future cancellation charges include historical cancellation charges as a percentage of sales, the average length of time to realize such charges, and the potential exposure based on the volume of recent sales activity. Following the onset of the COVID-19 pandemic, estimates for future cancellation charges resulting from event cancellations have been determined based on historical event cancellation rates since the start of the pandemic and management’s estimates of future event cancellation trends in the COVID-19 pandemic.

Such estimates are inherently uncertain as we are unable to predict the rate at which actual cancellation charges will occur. To the extent that actual cancellation charges are materially different than previously estimated amounts, or changes in recent trends require updates to previously reserved amounts, revenue may be materially impacted. As a result of the COVID-19 pandemic, cancellation charge reserves increased materially in 2020 due to the large volume of cancellations that occurred from the pandemic. In 2021, reserves reduced due to reductions in estimated future cancellation rates. Should actual cancellation charges exceed previous estimates by a significant amount in a given period, we may experience negative overall revenue.

When an event is cancelled, ticket buyers may receive either a cash refund or credit for future purchases in our marketplace. Credits issued to buyers for cancellations are recorded as accrued customer compensation within Accrued expenses and other current liabilities on our Consolidated Balance Sheets. When a credit is redeemed, revenue is recognized for the newly placed order. Breakage income from customer credits that are not expected to be used is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. We estimate breakage based on historical usage trends for credit issued by us and available data on comparable programs. Our estimates of breakage are constrained by our limited history of customer credits.

We also offer our customers the opportunity to participate in our loyalty program, Vivid Seats Rewards, through our Marketplace segment, which allows customers to earn and redeem credits on Owned Properties transactions. We defer revenue associated with these credits, which is recorded as Deferred revenue on our Consolidated Balance Sheets. The deferred amount is based on expected future usage and is recognized as revenue when the credits are redeemed. To the extent that actual usage differs from expected usage, or that recent trends require a change in the estimated usage rate of unexpired credits, our revenue will be impacted by the change.

Revenue from our Resale business primarily consists of sales of tickets to customers through online secondary ticket marketplaces. We recognize Resale revenue on a gross basis because we act as a principal in these transactions. We recognize Resale revenue when an order is confirmed.

Equity-Based Compensation

We account for Restricted Stock Units ("RSUs"), stock options, and profits interest at fair value as of the grant date. The restricted stock units vest on a quarterly basis over a four-year period for non-directors and on an annual basis over a five-year period for directors. The stock options vest on a quarterly basis over a four-year period and expire ten years from the date of the grant. Both are subject to the recipient’s continued employment through the applicable vesting date. The fair value of stock options granted to certain employees is estimated on the grant date using the Hull-White model, a lattice model which assumes holders will exercise when they achieve certain return thresholds. The model requires us to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor (“SOEF”), the volatility of our common stock, risk-free interest rate, and expected dividends. We estimate the fair value of profits interest using the Black-Scholes option pricing model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate. Expense related to grants of equity-based awards is recognized as equity-based compensation in the Consolidated Statements of Operations.

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

We identified the COVID-19 pandemic as a potential triggering event for impairment of our goodwill, indefinite-lived trademark, and long-lived assets. For the year ended December 31, 2021, we evaluated the qualitative assessment by reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management. Our annual assessment resulted in no impairment triggers after qualitative assessment for the year ended December 31, 2021. During the second quarter of 2020, we identified the COVID-19 pandemic as a triggering event for our long-lived assets, goodwill, indefinite-lived trademark, and definite-lived intangible assets and our quantitative assessment resulted in impairment charges of $573.8 million.

Due to global social distancing efforts to mitigate the spread of the virus, in addition to compliance with restrictions enacted by various governmental entities, most live events during 2020 were either postponed or cancelled. Beginning in the second quarter of 2021, there was an increase in new orders processed resulting from the resumption of live events and a reduction in event cancellations due to the COVID-19 pandemic. The pandemic and resulting mitigation measures had a significant adverse effect on order volume and event cancellations during 2020.

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

When reviewing goodwill for impairment, we begin by performing a qualitative assessment, which includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative assessment. Depending upon the results of that assessment, the recorded goodwill may be written down, and impairment expense is recorded in the consolidated statements of operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit.

Our goodwill balance is not currently at risk for additional impairment, as the fair value of our Marketplace reporting unit significantly exceeds its carrying value. For the year ended December 31, 2021, as part of our annual assessment, a qualitative goodwill assessment was performed and we determined it was not more likely than not that the fair value of our reporting unit was less than its carrying value.

In developing fair values for our reporting unit during the second quarter of 2020, we use a discounted cash flow valuation approach, supplemented with a market multiple valuation approach. Significant estimates used in the discounted cash flow models include (i) risk-adjusted discount rates, (ii) forecasted revenue and operating expenses, (iii) forecasted capital expenditures and working capital needs, and (iv) long-term growth rates. These estimates are uncertain as actual discount rates, revenue, operating expenses, capital expenditures, working capital needs, and long-term growth rates may be different than those we have forecasted. These estimates considered the deterioration in financial performance of our Marketplace reporting unit, as well as the anticipated rate of recovery, and implied risk premiums based on the market prices of our equity and debt as of the assessment date. We ultimately determined that the carrying value of our Marketplace reporting unit exceeded its estimated fair value, resulting in a goodwill impairment charge of $377.1 million during the year ended December 31, 2020.

Similar to goodwill, our indefinite-lived trademark is not amortized, but reviewed for impairment annually, or earlier whenever events or changes in business circumstances indicate that the carrying value may not be recoverable. For the year ended December 31, 2021, as part of our annual assessment, a qualitative assessment was performed resulting in no impairment. The qualitative assessment included the history and longevity of our brand, our reputation, market share, and importance of our brand in buying decisions.

In conjunction with the goodwill impairment event triggered by the COVID-19 pandemic, we also assessed our indefinite-lived trademark for impairment during the year ended December 31, 2020, resulting in an impairment charge of $78.7 million. We estimated the fair value of our indefinite-lived trademark based on forecasted revenues and a reasonable royalty rate using the relief from royalty valuation method. We utilized a 2% royalty rate, consistent with the rate used in the initial valuation of the trademark.

Each reporting period, we perform an evaluation of the remaining useful life of our indefinite-lived trademark to determine whether events and circumstances continue to support an indefinite life. We consider the life of our indefinite-lived trademark to be appropriate for the years ended December 31, 2021 and 2020.

Long-lived assets

We also periodically review the carrying amount of our long-lived assets to determine whether current events or business circumstances indicate that the carrying amounts of an asset or asset group may not be recoverable. We classify our long-lived assets as a single asset group, which consists primarily of definite-lived intangible assets, property and equipment, and personal seat licenses. Our definite-lived intangible assets consist of developed technology, customer and supplier relationships, and non-compete agreements.

For the year ended December 31, 2021, management did not identify any events or changes in circumstances which would indicate the carrying amount of an asset or asset group may not be recoverable. As such, there were no long-lived asset impairments for the year ended December 31, 2021. Our long-lived assets were assessed for impairment during the year ended December 31, 2020, which resulted in an impairment charge of $118.0 million. Significant judgment and estimates were required in assessing impairment of our long-lived assets, including identifying whether events or changes in circumstances require an impairment assessment, and estimating future cash flows and determining appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The resulting impairment charge resulted in a complete write-off of our definite-lived intangible assets, property and equipment, and personal seat licenses during the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. We maintain floating-rate debt that bears interest based on market rates plus an applicable spread. Because our interest rate is tied to market rates, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate borrowings. A hypothetical 1% increase or decrease in interest rates, assuming rates are above our interest rate floor, would change our interest expense by $8.6 million and $8.5 million, respectively, based on amounts outstanding under our Term Loan Facilities during the year ended December 31, 2021. Upon closing of the Merger Transaction and receipt of cash proceeds under the PIPE Subscription on October 18, 2021, we significantly reduced amounts outstanding under our Term Loan Facilities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Vivid Seats Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivid Seats Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the financial statements, the Company consummated a merger on October 18, 2021, which has been accounted for as a reverse recapitalization. The financial statements of the Company represent a continuation of the financial statements of Hoya Intermediate, LLC.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 15, 2022

We have served as the Company’s auditor since 2021.

VIVID SEATS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share/unit data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$489,530	$285,337
Restricted cash	280	—
Accounts receivable – net	36,124	35,250
Inventory – net	11,773	7,462
Prepaid expenses and other current assets	72,504	80,066
Total current assets	610,211	408,115
Property and equipment – net	1,082	—
Intangible assets – net	78,511	67,024
Goodwill	718,204	683,327
Other non-current assets	787	664
Total assets	$1,408,795	$1,159,130
Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$191,201	$62,769
Accrued expenses and other current liabilities	281,156	256,134
Deferred revenue	25,139	5,956
Current maturities of long-term debt	—	6,412
Total current liabilities	497,496	331,271
Long-term debt – net	460,132	870,903
Other liabilities	25,834	510
Total long-term liabilities	485,966	871,413
Commitments and contingencies (Note 15)
Redeemable Preferred Units and noncontrolling interests
Redeemable Senior Preferred Units - $0 par value; 0 and 100 units authorized, issued, and outstanding at December 31, 2021 and 2020, respectively (aggregate involuntary liquidation preference of $0 and $214,008 at December 31, 2021 and 2020, respectively)	—	218,288
Redeemable Preferred Units - $0 par value; 0 and 100 units authorized, issued, and outstanding at December 31, 2021 and 2020, respectively	—	9,939
Redeemable noncontrolling interests	1,286,016	—
Shareholders' deficit
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 79,091,871 issued and outstanding at December 31, 2021; 0 shares authorized, issued, and outstanding at December 31, 2020	8	—
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 118,200,000 issued and outstanding at December 31, 2021; 0 shares authorized, issued, and outstanding at December 31, 2020	12	—
Additional paid-in capital	182,091	755,716
Accumulated deficit	(1,042,794)	(1,026,675)
Accumulated other comprehensive loss	—	(822)
Total Shareholders' deficit	(860,683)	(271,781)
Total liabilities, Redeemable Preferred Units and noncontrolling interests, and Shareholders' deficit	$1,408,795	$1,159,130

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share/unit and per share/unit data)

	Years Ended December 31,
	2021	2020	2019
Revenues	$443,038	$35,077	$468,925
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	90,617	24,690	106,003
Marketing and selling	181,358	38,121	178,446
General and administrative	92,170	66,199	101,335
Depreciation and amortization	2,322	48,247	93,078
Impairment charges	—	573,838	—
Income (loss) from operations	76,571	(716,018)	(9,937)
Other expenses:
Interest expense – net	58,179	57,482	41,497
Loss on extinguishment of debt	35,828	685	2,414
Other expenses	1,389	—	—
Loss before income taxes	$(18,825)	$(774,185)	$(53,848)
Income tax expense	304	—	—
Net loss	(19,129)	(774,185)	(53,848)
Net loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	(12,836)	(774,185)	(53,848)
Net loss attributable to redeemable noncontrolling interests	(3,010)	—	—
Net loss attributable to Class A Common Stockholders	$(3,283)	$—	$—

Loss per Class A Common Stock(1):
Basic	$(0.04)
Diluted	$(0.04)
Weighted average Class A Common Stock outstanding(1):
Basic	77,498,775
Diluted	77,498,775

(1) Represents loss per common share and weighted-average common shares outstanding for the period following the Merger Transaction and PIPE Financing as defined in Note 1, Background, Description of Business and Basis of Presentation.

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(19,129)	$(774,185)	$(53,848)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	822	1,095	(7,225)
Comprehensive loss, net of taxes	$(18,307)	$(773,090)	$(61,073)
Comprehensive loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	(12,836)	(773,090)	(61,073)
Comprehensive loss attributable to redeemable noncontrolling interests	(3,010)	—	—
Comprehensive loss attributable to Class A Common Stockholders	$(2,461)	$—	$—

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data)

	Redeemable senior preferred units		Redeemable preferred units			Common units		Class A Common Shares		Class B Common Shares
	Units	Amount	Units	Amount	Redeemable noncontrolling interests	Units	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (income) loss	Total shareholders' deficit
Balances at January 1, 2019	100	$182,755	100	$9,939	$—	100	$—	—	$—	—	$—	$790,003	$(198,642)	$5,308	$596,669
Net loss	—	—	—	—	—	—	—	—	—	—	—		(53,848)	—	(53,848)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	—	—		—	(7,225)	(7,225)
Deemed contribution from former parent	—	—	—	—	—	—	—	—	—	—	—	5,174	—	—	5,174
Accretion of senior preferred units	—	14,399	—	—	—	—	—	—	—	—	—	(14,399)	—	—	(14,399)
Distributions to former parent	—	—	—	—	—	—	—	—	—	—	—	(8,095)	—	—	(8,095)
Balances at December 31, 2019	100	$197,154	100	$9,939	$—	100	$—	—	$—	—	$—	$772,683	$(252,490)	$(1,917)	$518,276
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(774,185)	—	(774,185)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	—	—	—	887	887
Loss reclassified from accumulated other comprehensive loss to earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	208	208
Deemed contribution from former parent	—	—	—	—	—	—	—	—	—	—	—	4,287	—	—	4,287
Accretion of senior preferred units	—	21,134	—	—	—	—	—	—	—	—	—	(21,134)	—	—	(21,134)
Distributions to former parent	—	—	—	—	—	—	—	—	—	—	—	(120)	—	—	(120)
Balances at December 31, 2020	100	$218,288	100	$9,939	$—	100	$—	—	$—	—	$—	$755,716	$(1,026,675)	$(822)	$(271,781)
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	(12,836)	—	(12,836)
Loss reclassified from accumulated other comprehensive loss to earnings prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	—	822	822
Deemed contribution from former parent prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	3,692	—	—	3,692
Accretion of senior preferred units prior to reverse recapitalization	—	17,738	—	—	—	—	—	—	—	—	—	(17,738)	—	—	(17,738)
Reverse recapitalization, net	(100)	(236,026)	(100)	(9,939)	84,874	(100)	—	76,948,433	8	118,200,000	12	637,341	—	—	637,361
Net loss after reverse recapitalization	—	—	—	—	(3,010)	—	—	—	—	—	—	—	(3,283)	—	(3,283)
Deemed contribution from former parent after reverse recapitalization	—	—	—	—	438	—	—	—	—	—	—	293	—	—	293
Equity-based compensation after reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	1,624	—	—	1,624

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data)

Change in fair value of warrants	—	—	—	—	—	—	—	—	—	—	—	1,269	—	—	1,269
Issuance of shares related to Betcha acquisition	—	—	—	—	—	—	—	2,143,438	—	—	—	21,306	—	—	21,306
Dividends paid to Class A Common Shareholders	—	—	—	—	—	—	—	—	—	—	—	(17,698)	—	—	(17,698)
Subsequent remeasurement of Redeemable noncontrolling interests	—	—	—	—	1,203,714	—	—	—	—	—	—	(1,203,714)	—	—	(1,203,714)
Balances at December 31, 2021	—	$—	—	$—	$1,286,016	—	$—	79,091,871	$8	118,200,000	$12	$182,091	$(1,042,794)	$—	$(860,683)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(19,129)	$(774,185)	$(53,848)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,322	48,247	93,078
Amortization of deferred financing costs and interest rate cap	4,472	3,863	2,860
Loss on disposal of long-lived assets	—	169	960
Equity-based compensation expense	6,047	4,287	5,174
Loss on extinguishment of debt	35,828	685	2,414
Interest expense paid-in-kind	25,214	15,678	—
Change in fair value of warrants	1,389	—	—
Impairment charges	—	573,838	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(874)	(10,250)	225
Inventory	(4,311)	4,094	(1,628)
Prepaid expenses and other current assets	7,623	(67,584)	642
Accounts payable	128,160	(28,674)	1,792
Accrued expenses and other current liabilities	14,196	195,404	23,272
Deferred revenue	19,183	24	2,005
Other assets and liabilities	(189)	512	(468)
Net cash provided by (used in) operating activities	219,931	(33,892)	76,478
Cash flows from investing activities
Cash acquired (paid) in acquisition	301	—	(31,118)
Purchases of property and equipment	(1,132)	(341)	(1,258)
Proceeds from the sale of personal seat licenses	—	—	170
Purchases of personal seat licenses	(76)	—	—
Investments in developed technology	(8,438)	(7,264)	(7,949)
Net cash used in investing activities	(9,345)	(7,605)	(40,155)
Cash flows from financing activities
Proceeds from PIPE Financing	475,172	—	—
Proceeds from the Merger Transaction	277,738	—	—
Redemption of Redeemable Senior Preferred Units	(236,026)	—	—
Payments of May 2020 First Lien Loan	(304,141)	—	—
Payments of June 2017 First Lien Loan	(153,009)	(5,856)	(6,967)
Payments of June 2017 Second Lien Loan	—	—	(40,000)
Prepayment penalty on extinguishment of debt	(27,974)	—	—
Proceeds from May 2020 First Lien Loan	—	260,000	—
Proceeds from Revolving Facility	—	50,000	—
Payments of Revolving Facility	—	(50,000)	—
Payments of deferred financing costs and other debt-related costs	—	(8,479)	(400)
Distributions	—	(120)	(8,095)
Payment of reverse recapitalization costs	(20,175)	—	—
Dividends paid to Class A Common Stock Shareholders	(17,698)	—	—
Net cash (used in) provided by financing activities	(6,113)	245,545	(55,462)
Net increase (decrease) in cash, cash equivalents, and restricted cash	204,473	204,048	(19,139)

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Cash and cash equivalents – beginning of period	285,337	81,289	100,428
Cash, cash equivalents, and restricted cash – end of period	$489,810	$285,337	$81,289
Supplemental disclosure of cash flow information:
Paid-in-kind interest added to May 2020 First Lien Loan principal	$28,463	$15,678	$—
Cash paid for interest	$28,595	$34,592	$38,653
Betcha acquisition non-cash consideration	$21,306	$—	$—

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

1. Background, Description of Business and Basis of Presentation

Vivid Seats Inc. and its subsidiaries including Hoya Intermediate, LLC and Vivid Seats LLC (collectively the “Company,” “us,” “we,” and “our”), provide an online secondary ticket marketplace, that enables ticket buyers to discover and easily purchase tickets to sports, concerts, theater, and other live events in the United States and Canada. Through our Marketplace segment, we operate an online platform enabling ticket buyers to purchase tickets to live events, while enabling ticket sellers to seamlessly manage their operations. In our Resale segment, we acquire tickets to resell on secondary ticket marketplaces, including our own.

Our consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have included all adjustments necessary for a fair presentation of the results for the full year. These adjustments consist of normal and recurring items.

Vivid Seats Inc. was incorporated in Delaware on March 29, 2021 as a wholly owned subsidiary of Hoya Intermediate, LLC (“Hoya Intermediate”). Vivid Seats Inc. was formed for the purpose of completing the transactions contemplated by the definitive transaction agreement, dated April 21, 2021 (the “Transaction Agreement”), by and among Horizon Acquisition Corporation (“Horizon”), a publicly traded special purpose acquisition company, Hoya Intermediate, Hoya Topco, LLC (“Hoya Topco”), a Delaware limited liability company, the Company and the other parties thereto.

As more fully described below, on October 18, 2021, the transactions contemplated by the Transaction Agreement were completed. As a result, Vivid Seats Inc. holds approximately 40.1% of the common units of Hoya Intermediate, which represents a controlling interest in Hoya Intermediate.

The Merger Transaction and PIPE Financing—On October 18, 2021, we consummated a series of transactions (collectively, the "Merger Transaction") between Horizon, Vivid Seats Inc., and Hoya Intermediate. The Merger Transaction was accounted for as a reverse recapitalization, with Hoya Intermediate treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of the financial statements of Hoya Intermediate with net assets of Hoya Intermediate stated at historical cost.

In connection with the Merger Transaction, Vivid Seats Inc.:

•
Issued 29,431,260 shares of Class A common stock to former shareholders of Horizon, whereby $293.2 million in cash and cash equivalents (after the payment of $18.7 million in transaction costs incurred by Horizon) of Horizon became available to Vivid Seats Inc. We subsequently paid an additional $15.5 million in transaction costs incurred by Horizon using the cash and cash equivalents that became available to Vivid Seats Inc.;
•
Issued 118,200,000 shares of Class B common stock and 6,000,000 warrants at an exercise price of $0.001 per share to purchase Class B common stock ("Class B Warrants"), which are only exercisable upon the exercise of a corresponding Hoya Intermediate Warrant (defined below), to Hoya Topco in exchange for the outstanding shares of Hoya Intermediate, LLC;
•
Received $475.2 million in aggregate consideration from certain investors, including Horizon Sponsor, LLC, in exchange for 47,517,173 shares of Class A common stock, pursuant to a private investment in public equity (“PIPE Financing”).
•
Used proceeds from Horizon and the PIPE Financing to pay (i) $482.4 million towards our outstanding debt, (ii) $236.0 million to facilitate the redemption of preferred units held in Hoya Intermediate, and (iii) $54.3 million for transaction fees incurred in connection with the business combination;
•
Issued to Horizon Sponsor, LLC (i) warrants to purchase 17,000,000 shares of Class A common stock at an exercise price of $10.00 per share , (ii) warrants to purchase 17,000,000 shares of Class A common

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

stock at an exercise of $15.00 per share (collectively, the "Exercise Warrants"), and (iii) 50,000 shares of Class A common stock; and
•
Issued private warrants to purchase 6,519,791 shares of Class A common stock of Vivid Seats Inc., at an exercise price of $11.50 per share ("Private Warrants"), and public warrants to purchase 18,132,776 shares of Class A common stock of Vivid Seats Inc., at an exercise price of $11.50 per share ("Public Warrants"), to former holders of Horizon warrants;

In connection with the Merger Transaction, Hoya Intermediate issued to Hoya Topco (i) warrants to purchase 3,000,000 shares of Hoya Intermediate common units at an exercise price of $10.00 per share, and (ii) warrants to purchase 3,000,000 shares of Hoya Intermediate common units at an exercise of $15.00 per share (collectively, the "Hoya Intermediate Warrants"). A portion of the Hoya Intermediate Warrants consists of warrants to purchase 1,000,000 Hoya Intermediate common units at exercise prices of $10.00 and $15.00 per unit, respectively, were issued in tandem with stock options issued by Vivid Seats, Inc. to members of our management team (“Option Contingent Warrants”). The Option Contingent Warrants only become available to exercise by Hoya Topco in the event that a corresponding management option is forfeited. For additional details regarding the issuance of warrants in connection with the Merger Transaction, refer to Note 18, Warrants.

Following the business combination, the legacy unit holders of Hoya Intermediate own a controlling interest in Vivid Seats Inc. through their ownership of Class B common stock in Vivid Seats Inc.

COVID-19 Update—The COVID-19 pandemic has materially impacted our business and results of operations in the years ended December 31, 2021 and 2020. During the year ended December 31, 2020, we recognized impairment charges resulting in a reduction in the carrying values of goodwill, indefinite-lived trademarks, definite-lived intangible assets, and other long-lived assets. Beginning in the second quarter of 2021, and continuing through the fourth quarter of 2021, we have seen a recovery in ticket orders as mitigation measures ease.

The COVID-19 pandemic is evolving, and as new variants emerge the ultimate pace and timing of recovery continues to remain uncertain. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements. If economic conditions caused by the pandemic do not continue to recover, our financial condition, cash flows, and results of operations may be further materially impacted.

2. Summary of Significant Accounting Policies

Use of Estimates—We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities at the date of the ﬁnancial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include the accrual for future customer compensation and the related recovery of future customer compensation asset; inventory valuation; accounts receivable valuation; valuation of equity-based compensation; valuation of warrants; valuation of acquired intangible assets and goodwill and valuation of earnouts issued in connection with our acquisition of Betcha Sports, Inc.; breakage rates related to customer credits; useful life of definite-lived intangible assets and other long-lived assets; and impairments of goodwill, indefinite-lived intangible assets, definite-lived intangible assets, and long-lived assets.

Cash and Cash Equivalents—Cash and cash equivalents include all cash balances and highly liquid investments purchased with original maturities of three months or less. Our cash and cash equivalents consist primarily of domestic bank accounts, interest-bearing deposit accounts, and money market accounts managed by third-party financial institutions.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Cash and cash equivalents held in interest-bearing accounts may exceed the Federal Deposit Insurance Corporation insurance limits. To reduce credit risk, we monitor the credit standing of the financial institutions that hold our cash and cash equivalents. However, balances could be impacted in the future if underlying financial institutions fail. As of December 31, 2021 and 2020, we have not experienced any loss or lack of access to its cash and cash equivalents.

Restricted Cash—Restricted cash consists of user funds which are separate from our operational funds and is reserved for users.

Accounts Receivable and Credit Policies—Due to the significant number of COVID-19 pandemic related event cancellations experienced during 2021 and 2020, $7.2 million and $23.4 million of the Accounts receivable balance at December 31, 2021 and 2020, respectively, consisted of amounts due from marketplace ticket sellers for cancelled event tickets. There is a concentration of risk associated with that cohort of creditors due to the unfavorable impact of the COVID-19 pandemic on the live event industry. We recorded an allowance for doubtful accounts of $1.4 million and $5.7 million at December 31, 2021 and 2020, respectively to reflect potential challenges in collecting funds from marketplace ticket sellers. The allowance for doubtful accounts decreased during 2021 as ticket sellers on the marketplace platform repaid their outstanding balances. Accounts receivable balances are stated net of allowance for doubtful accounts. Bad debt expense is presented as a reduction of Revenues in the Consolidated Statements of Operations. Write-offs were $1.0 million for the year ended December 31, 2021 and immaterial for the years ended December 31, 2020, and 2019.

Inventory—Inventory consists of tickets to live events purchased by our Resale segment. All inventory is valued at the lower of cost or net realizable value, determined by the specific identification method. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand. During the years ended December 31, 2021, 2020, and 2019, we incurred inventory write-downs of $2.1 million, $1.6 million, and $3.6 million, respectively, which are presented in Cost of revenues in the Consolidated Statements of Operations.

Property and Equipment—Property and equipment are stated at cost, net of depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset Class	Useful Life
Computer Equipment	5 years
Purchased Software	3 years
Furniture and Fixtures	7 years

Leasehold improvements are amortized over the shorter of the term of the lease or the improvements’ estimated useful lives.

Long-Lived Assets Impairment Assessments—We review our long-lived assets (property and equipment – net and personal seat licenses – net) for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The fair value of our long-lived assets is determined using both the market approach and income approach, utilizing Level 3 inputs. If circumstances require a long-lived asset or asset group to be held and used be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount exceeds its fair value.

During the second quarter of 2020, we determined a triggering event occurred that required us to evaluate our long-lived assets for impairment. We recorded an impairment charge as a result of those assessments. Refer to Note 5, Impairments, for additional information.

Goodwill and Intangible Assets—Goodwill represents the excess purchase price over the fair value of the net assets acquired. Intangible assets other than goodwill primarily consists of customer and supplier relationships, developed technology, non-compete agreements, and trademarks.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We evaluate goodwill and our indefinite-lived intangible asset for impairment annually on October 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill and our indefinite-lived intangible asset for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or the indefinite-lived intangible asset is less than its carrying value. If it is determined that the reporting unit’s or the indefinite-lived intangible asset’s fair value is more-likely-than-not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s or the indefinite-lived intangible asset’s fair value. If the fair value of the reporting unit or the indefinite-lived intangible asset is in excess of its carrying value, the related goodwill or the indefinite-lived intangible asset is not impaired. If the fair value of the reporting unit is less than the carrying value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. If the fair value of the indefinite-lived intangible asset is less than the carrying value, we recognize an impairment equal to the difference.

The fair value of our definite-lived intangible assets is determined using both the market approach and income approach, utilizing Level 3 inputs. We review our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If circumstances require a definite-lived intangible asset or its asset group to be held and used be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset or asset group to its carrying amount. If the carrying amount of the definite-lived intangible asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated period of benefit, over the following estimated useful lives:

Asset Class	Useful Life
Non-competition agreements	3 years
Supplier relationships	4 years
Developed technology	3-5 years
Customer relationships	2-5 years

During the second quarter of 2020, we determined a triggering event occurred that required us to evaluate our goodwill, indefinite-lived intangible asset, and definite-lived intangible assets for impairment, and we recorded an impairment charge as a result of those assessments. Refer to Note 5, Impairments, for additional information.

Capitalized Development Costs—We incur costs related to internal-use software and website development. Costs incurred in both the preliminary project stage and post-implementation stage of development are expensed as incurred. Qualifying development costs, including those incurred for upgrades and enhancements that result in additional functionality to existing software, are capitalized. Capitalized development costs are classified as Intangible assets – net on the Consolidated Balance Sheets and amortized using the straight-line method over the estimated useful life of the applicable software. The amortization is presented in Depreciation and amortization expense in the Consolidated Statements of Operations.

Accrued Customer Credits—We may issue credits to customers for cancelled events that can be applied to future purchases on our marketplace. The amount recognized in Accrued expenses and other current liabilities in the Consolidated Balance Sheets represents the balance owed to customers on credit. Breakage income from customer credits that are not expected to be used is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. When customer credits are used to make a purchase, revenue is recognized for the new transaction.

Accrued Future Customer Compensation—Provisions for accrued future customer compensation are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and represent compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The expected recoveries of these obligations are included in Prepaid expenses and other current assets. These provisions are based on historic experience, revenue volumes for future events, and management's estimate of the likelihood of future event cancellations and are recognized as a component of Revenue. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material to the consolidated financial statements.

Income Taxes—Prior to the Merger Transaction, Hoya Intermediate is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hoya Intermediate's taxable income and losses were passed through to and included in the taxable income of its members, including Vivid Seats Inc. Accordingly, amounts related to income taxes were zero for us prior to the Merger Transaction, and therefore, are not representative of future amounts expected to be incurred by us.

Following the Merger Transaction, our parent legal entity is Vivid Seats Inc. We are subject to income taxes at the U.S. federal, state, and local levels for income tax purposes, including with respect to its allocable share of any taxable income of Hoya Intermediate. Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is “more-likely-than not” that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of our future taxable income.

We recognize interest and penalties related to underpayment of income taxes in Income tax expense on the Consolidated Statements of Operations. To date, the interest or penalties incurred related to income taxes have not been material.

Tax Receivable Agreement—In connection with the Merger Transaction, Vivid Seats Inc. entered into an agreement (the "Tax Receivable Agreement") with Hoya Intermediate and Hoya Topco, among other parties ("other TRA Holders"). Pursuant to the Tax Receivable Agreement, Vivid Seats Inc. is generally required to pay Hoya Topco and the other TRA Holders 85% of the amount of certain tax benefits, if any, that Vivid Seats Inc. and certain of its subsidiaries actually realize, or in some circumstances is deemed to realize, as a result of the various transactions occurring in connection with the Merger Transaction or in the future, including benefits arising from tax basis adjustments and certain other tax benefits attributable to payments made under the Tax Receivable Agreement.

The amount and timing of future tax benefits Vivid Seats Inc. realizes as a result of future exchanges of Intermediate Common Units by Hoya Topco and other TRA Holders, and the resulting amounts Vivid Seats Inc. will be required to pay to Hoya Topco and other TRA Holders pursuant to the Tax Receivable Agreement, will vary based on, among other things, (i) the amount and timing of future exchanges of Intermediate Common Units by Hoya Topco and other TRA Holders, and the extent to which such exchanges are taxable, (ii) the price per share of the Vivid Seats Class A common stock at the time of the exchanges, (iii) the amount and timing of future income against which to offset the tax benefits, and (iv) the tax rates then in effect.

To date, no exchanges of Intermediate Common Units by Hoya Topco or other TRA Holders have occurred, and as a result, we have not recognized a liability under the Tax Receivable Agreement.

Debt—Term debt is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Deferred borrowing costs and discounts are amortized to interest expense over the terms of the respective borrowings using the effective interest method. Upon the repayment of our term debt, we reflected prepayment penalties and the write-off of any unamortized borrowing costs and discounts as loss on extinguishment of debt on the Consolidated Statements of Operations.

Derivatives—We recognize derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of the gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the earnings effect of the hedged forecasted transactions in a cash flow hedge. We formally evaluate, both at the inception of the hedge and quarterly, whether the derivative financial instrument is highly effective in offsetting changes in cash flows of the related underlying exposure.

For derivatives that are designated as, and meet all the required criteria for, a cash flow hedge, the net interest payments are recorded in Interest expense – net in the Consolidated Statements of Operations and the remaining changes in the fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets and reclassified into earnings as the underlying hedged item affects earnings.

Derivative instruments related to our hedging of interest rates are classified within Prepaid expenses and other current assets or Other liabilities in the Consolidated Balance Sheets depending on the nature of the balance at the end of the period.

We also entered into a series of warrant agreements in connection with the Merger Transaction. Certain of these warrants are classified as a liability within Other Liabilities in the Consolidated Balance Sheets.

Fair Value of Financial Instruments—Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of our financial instruments is disclosed based on the fair value hierarchy using the following three categories:

Level 1—Measurements that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Measurements that include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. These fair value measurements require significant judgment.

Warrant Accounting—In connection with the Merger Transaction, we issued several types of warrants. We separately evaluate the terms for each of these outstanding warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity to determine the appropriate classification and accounting treatment. Our Public Warrants, Private Warrants, and Exercise Warrants meet the criteria to be classified as equity instruments. Hoya Intermediate Warrants are exercisable for Hoya Intermediate common units, which allow for a potential cash redemption at the discretion of the unit holder, and hence, these warrants are classified as a liability in Other liabilities on our Consolidated Balance Sheets. The warrant liability is subject to a fair value remeasurement each period with an offsetting adjustment reflected in Other expenses on our Consolidated Statements of Operations.

Redeemable Noncontrolling Interests—Vivid Seats Inc. holds a 40.1% interest in Hoya Intermediate, with the remainder held by Hoya Topco. Hoya Topco’s interest in Hoya Intermediate represents a redeemable noncontrolling interest. At its discretion, Hoya Topco has the right to exchange its common units in Hoya Intermediate for either shares of Class A common stock of Vivid Seats Inc. on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of Hoya Intermediate common units in cash must be funded through a private or public offering of Class A Common Stock and is subject to Board of Director's ("Board") approval by Vivid Seats Inc. As of December 31, 2021, equity holders of Hoya Topco hold the majority of the voting rights on the Vivid Seats Inc. Board.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within our control, we classify our redeemable noncontrolling interests as temporary equity. The redeemable

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

noncontrolling interests were initially measured at Hoya Topco’s share in the net assets of Hoya Intermediate upon consummation of the Merger Transaction. Subsequent remeasurements of our redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces retained earnings, if any, or additional paid-in capital of Vivid Seats Inc. Remeasurements of our redeemable noncontrolling interests are based on the fair value of our Class A common stock.

Offering costs—We incurred incremental costs associated with the Merger Transaction and PIPE Financing related legal, accounting, and other third-party fees. In accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Expenses of Offering, we deferred certain incremental costs directly associated with the Merger Transaction and PIPE Financing. These deferred costs were capitalized by us and subsequently charged against the gross proceeds of the Merger Transaction and PIPE Financing as a reduction to additional paid-in capital on the Consolidated Balance Sheets. Our total transaction costs were $32.7 million, of which $20.2 million was charged against the gross proceeds of the Merger Transaction and PIPE Financing.

Equity-Based Compensation—We have granted restricted stock units (RSUs), stock options, profits interest, and phantom units. We started issuing RSUs and stock options following the Merger Transaction. The restricted stock units vest on a quarterly basis over a four-year period for non-directors and on an annual basis over a five-year period for directors. The stock options vest on a quarterly basis over a four-year period and expire ten years from the date of the grant. Both are subject to the employee’s continued employment through the applicable vesting date. The fair value of stock options granted to certain employees is estimated on the grant date using the Hull-White model, a lattice model which assumes holders will exercise when they achieve certain return thresholds. We account for forfeitures in the period they occur. The RSU and stock options grants are accounted for as equity-based compensation.

Prior to the Merger Transaction, certain members of management received profit interests in Hoya Topco, LLC and Phantom units in a cash bonus pool funded by Hoya Topco. Under Accounting Standards Codification ("ASC") 718, Compensation–Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity, the grants of profits interest meet the criteria to be recognized as equity-classified awards, whereas the grants of Phantom units meet the criteria to be recognized as liability-classified awards.

A market-based approach was used to determine the total equity value of Hoya Topco and allocate the resulting value between share classes using the Black-Scholes option pricing model to determine the grant date fair value of employee grants. The exercise prices used are based on various scenarios considering the waterfall payout structure of the units that exists at the Hoya Topco, LLC level.

For liability-based compensation with service and performance conditions, we recognize a liability for the fair value of the outstanding units only when we conclude it is probable that the performance condition will be achieved. As of December 31, 2021 and 2020, it is not probable the performance condition will be achieved.

Segment Reporting—Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. Our CODM is our Chief Executive Officer. We have determined that we have two operating and reportable segments: Marketplace and Resale.

Revenue Recognition—We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We adopted ASC 606 effective January 1, 2019, using the full retrospective transition method.

We report revenue on a gross or net basis based on management’s assessment of whether we are acting as a principal or agent in the transaction. Revenue is reported net of sales taxes. The determination of whether we are acting as a principal or an agent in a transaction is based on the evaluation of control over the ticket, including the right to sell the ticket, before it is transferred to the ticket buyer.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Marketplace

We act as an intermediary between ticket buyers and ticket sellers in our online secondary ticketing marketplace. Revenue primarily consists of service fees from ticketing operations and is reduced by incentives provided to ticket buyers.

We have one primary performance obligation, facilitating the Marketplace transaction between the ticket seller and ticket buyer and seller, which is satisfied at the time the order is confirmed. In this transaction, we act as an agent as it does not control the ticket prior to it transferring to the ticket buyer.

Revenue is recognized net of the amount due to the seller when the ticket seller confirms an order with the ticket buyer, at which point the seller is obligated to deliver the tickets to the buyer in accordance with the original marketplace listing. Payment from the buyer is due at the time of sale.

Our sales terms provide that we will compensate the ticket buyer for the total amount of the purchase if an event is cancelled, the ticket is invalid, or if the ticket is delivered after the promised time. We have determined this is considered a stand-ready obligation to provide a return that is not a separate performance obligation, but is an element of variable consideration, which results in a reduction to revenue. The revenue reversal is reflected within Accrued expenses and other current liabilities in the Consolidated Balance Sheets when the buyer has yet to be compensated. We estimate the customer compensation liability, and corresponding charge against revenue, using the expected value method, which best predicts customer compensation for future cancellations. To the extent we estimate that a portion of the refund is recoverable from the ticket seller, we record the recovery as revenue to align with the net presentation of the original transaction. The timing of event cancellations and rescheduling of postponed events versus new sales transactions can result in customer compensation costs exceeding current period sales resulting in negative marketplace revenue for that period.

In certain instances, ticket buyers are compensated with credit to be used on future purchases. When a credit is redeemed, revenue is recognized for the newly placed order. Breakage income from customer credits that are not expected to be used is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used.

We also earn referral commissions on purchases of third-party insurance services by ticket buyers at the time of sale of the associated ticket on the Marketplace platform. Referral commissions are recognized as revenue when the ticket buyer makes a purchase from the third-party insurance provider during customer checkout. Payment from the third-party provider is due to us net 30 from when invoiced. This revenue is included within all categories of Marketplace disaggregated revenue described in Note 4, Revenue Recognition.

Resale

We sell tickets we own on secondary ticket marketplaces. The Resale business has one performance obligation, which is to transfer control of a live event ticket to a ticket buyer once an order has been confirmed.

We act as a principal in these transactions as we own the ticket and therefore controls the ticket prior to transferring the ticket to the customer. Revenue is recorded on a gross basis based on the value of the ticket and is recognized when an order is confirmed in the secondary ticket marketplace. Payment from the marketplace is typically due upon delivery of the ticket or after the event has passed.

Secondary ticket marketplace terms and conditions require sellers to repay amounts received for events that are cancelled or tickets that are invalid or delivered after the promised time. We have determined that this obligation is a stand-ready obligation to provide a return that is not a separate performance obligation, but is an element of variable consideration, which results in a reduction to revenue. We recognize a liability for known and estimated cancellation charges within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. We estimate the future customer compensation liability, and corresponding charge against revenue, using the expected value method. To the extent we estimate that a portion of the charge is recoverable from the event host, we record the estimated recovery asset to Prepaid expenses and other current assets.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

When our Resale business sells a ticket in our own marketplace, the service fee is recorded in Marketplace revenues and the sales price of the ticket is recorded in Resale revenues.

Deferred Revenue

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. The majority of the unsatisfied performance obligations are related to our loyalty program, Vivid Seats Rewards. Vivid Seats Rewards allows customers to earn credits on certain purchases and then redeem those credits on future transactions. The credits earned in the program represent a material right to the customer and constitute an additional performance obligation for us. As such, we defer revenue based on expected future usage and recognizes the deferred revenue as credits are redeemed.

Revenues of sales of contingent events, such as postseason sporting events, is initially recorded as Deferred revenue in the Consolidated Balance Sheets and is recognized when the contingency is resolved.

Sales Tax—Sales taxes are imposed by state, county, and city governmental authorities. We collect sales tax from the customer where required and remit to the appropriate governmental agency. Collected sales taxes are recorded as a liability until remitted. There is no impact on the Consolidated Statements of Operations as revenue is recorded net of sales tax.

Advertising Costs—We utilize various forms of advertising, including paid search, sponsorship agreements, e-mail marketing, and other forms of media. Advertising costs are expensed as incurred and were $180.7 million, $37.5 million, and $175.9 million for the years ended December 31, 2021, 2020, and 2019 respectively. Advertising costs are presented as part of Marketing and selling expense in the Consolidated Statements of Operations.

Shipping and Handling—Shipping and handling charges to customers are included in Revenues in the Consolidated Statements of Operations. Shipping and handling costs incurred by us are treated as fulfillment activities, and as such are included in Cost of revenues in the Consolidated Statements of Operations. These costs are accrued upon recognition of revenue.

Recent Accounting Pronouncements

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as non-public business entities, including early adoption when permissible. The following provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Issued accounting standards adopted

Income taxes—In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance was issued as part of FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, “Income Taxes,” and simplification in several other areas. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We adopted this guidance on January 1, 2021, and it did not have a material impact on our consolidated financial statements.

Issued accounting standards not yet adopted

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease) in the balance sheet. The liability will be equal to the present value of lease payments. The asset

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

will be based on the liability, subject to adjustment, such as for initial direct costs. ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, deferred the effective date for non-public companies. ASU 2016-02 is now effective for fiscal periods beginning after December 15, 2021. We elected the extended transition period available to emerging growth companies and expects to adopt this guidance using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application, January 1, 2022. We expect that this standard will have a material effect on its consolidated financial statements. While we continue to assess all of the effects of the adoption, it currently estimates that the most significant impact upon adoption will be to record operating lease liabilities and right-of-use assets for its real estate leases in the range of approximately $6.5 million to $9.0 million. There is no material impact to our Consolidated Statements of Operations or its Consolidated Statements of Cash Flows. The adoption of ASU 2016-02 will also require significant new disclosures about our leases.

Financial Instruments-Credit Losses—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We elected the extended transition period available to emerging growth companies and is currently evaluating the effect of adoption of the standard on our consolidated financial statements and related disclosures.

Reference Rate Reform—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as modified in January 2021. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities starting March 12, 2020 and can be adopted through December 31, 2022. We have not yet decided the date of adoption of this standard. LIBOR is used to calculate the interest on borrowings under our June 2017 First Lien Loan. We are currently evaluating whether this guidance will have a significant impact on its consolidated financial statements and related disclosures.

3. Business Acquisition

On December 13, 2021, we acquired 100% of the equity interests of Betcha Sports, Inc. (“Betcha”). Betcha is a real money daily fantasy sports app with social and gamification features. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. Acquisition costs directly related to the transaction were immaterial and are included in General and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2021.

The purchase consideration transferred consisted of $0.8 million in cash and 2,143,438 shares of Class A common stock. The purchase consideration also includes cash earnouts of $7.5 million as of the acquisition date representing the estimated fair value that we may be obligated to pay if Betcha meets certain earnings objectives following the acquisition. The earnouts are measured at fair value using a Monte Carlo simulation model. In addition, the purchase consideration includes future milestone payments of $9.7 million as of the acquisition date representing the estimated fair value that we may be obligated to pay upon the achievement of certain integration objectives. The

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

milestone payments are measured at fair value using a discounted cash flow valuation approach. As of December 31, 2021, we made no payments related to cash earnouts and milestone payments.

As part of the acquisition, we agreed to pay cash bonuses to certain Betcha employees (the “Retention Bonus”) over three years on the payroll date following the anniversary of the acquisition date. The Retention Bonus payouts are subject to the condition of continued employment, and therefore treated as compensation and expensed.

Proforma financial information has not been presented as the Betcha acquisition was not considered material to our Consolidated Financial Statements.

The purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill recorded is not deductible for tax purposes as the Betcha acquisition was primarily a stock acquisition and is attributable to the assembled workforce as well as the anticipated synergies from the integration of Betcha's technology with our technology.

The purchase consideration allocation for Betcha is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets, cash earnouts, milestone payments, and acquired income tax assets and liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$21
Restricted cash	280
Prepaid expenses and other current assets	61
Intangible assets	5,320
Goodwill	34,877
Accounts payable	(288)
Accrued expenses and other current liabilities	(986)
Net assets acquired	$39,285

The following table summarizes the purchase consideration (in thousands):

Fair value of common stock	$21,306
Cash consideration	759
Fair value of milestone payments	9,720
Fair value of earnouts	7,500
Total purchase consideration	$39,285

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition (in thousands):

	Cost	Estimated Useful Life
Customer relationships	520	2 years
Developed technology	4,800	5 years
Total acquired intangible assets	$5,320

4. Revenue Recognition

We recognize revenue in accordance with ASC 606. We have two reportable segments: Marketplace and Resale.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers. We earn revenue processing ticket sales from our Owned Properties, consisting of the Vivid Seats website and mobile applications, and from our Private Label offering, which is comprised of numerous distribution partners.

During the years ended December 31, 2021, 2020, and 2019 Marketplace revenues consisted of the following (in thousands):

	2021	2020	2019
Marketplace revenues:
Owned Properties	$308,226	$24,188	$329,262
Private Label	81,442	(907)	74,383
Total Marketplace revenues	$389,668	$23,281	$403,645

During the years ended December 31, 2021, 2020, and 2019 Marketplace revenues consisted of the following event categories (in thousands):

	2021	2020	2019
Marketplace revenues:
Concerts	$171,149	$15,775	$187,753
Sports	175,471	3,484	169,577
Theater	41,745	3,759	44,754
Other	1,303	263	1,561
Total Marketplace revenues	$389,668	$23,281	$403,645

Within the Resale segment, we sell tickets we hold in inventory on resale ticket marketplaces. Resale revenues were $53.4 million, $11.8 million, and $65.3 million during the years ended December 31, 2021, 2020, and 2019, respectively.

At December 31, 2021, Deferred revenue in the Consolidated Balance Sheets was $25.1 million, which primarily relates to Vivid Seats Rewards, our loyalty program. At December 31, 2020, $6.0 million was recorded as deferred revenue, of which $3.3 million was recognized as revenue during the year ended December 31, 2021.
Deferred revenue for contingent events at December 31, 2021 and 2020 was immaterial.

5. Impairments

As disclosed in Note 2, Summary of Significant Accounting Policies, we assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired. Definite-lived intangible assets and other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.

During the second quarter of 2020, we identified the COVID-19 pandemic as a triggering event for its long-lived assets, goodwill, indefinite-lived trademark, and definite-lived intangible assets. Due to global social distancing efforts put in place to mitigate the spread of the virus, and compliance with restrictions enacted by various governmental entities, most live events during 2020 were either postponed or cancelled. Consequently, we experienced a significant reduction of revenue during the nine months ended September 30, 2020.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following summarizes the impairment charges recorded by us during the year ended December 31, 2020 (in thousands):

Goodwill	$377,101
Indefinite-lived trademark	78,734
Definite-lived intangible assets	107,365
Property and equipment	3,670
Personal seat licenses	6,968
Total impairment charges	$573,838

Long-lived asset impairments

We assessed its long-lived assets for potential impairment during the second quarter of 2020. ASC 360, Property, Plant, and Equipment, requires an impairment loss to be recognized for a long-lived asset if the carrying amount of the asset is not recoverable and exceeds its fair value. In accordance with ASC 360, we classify our long-lived assets as a single asset group, which consists primarily of property and equipment, personal seat licenses, and definite-lived intangible assets.

For the fair value of the asset group, we compared the expected future undiscounted cash flows associated with the asset group to the long-lived asset group’s carrying value and concluded that the carrying value was not recoverable. We then measured the fair value of the asset group using a discounted cash flow model. The significant estimates used in the undiscounted and discounted cash flow models include projected operating cash flows; forecasted capital expenditures and working capital needs; rates of long-term growth; and the discount rate (in the discounted cash flow model). The significant unobservable inputs included forecasted revenues which reflected significant declines in earlier years as a result of the COVID-19 pandemic and included estimates regarding when revenue would return to pre-pandemic levels. The significant unobservable inputs also included forecasted costs, capital expenditures, and working capital needs which were informed by actual historical experience and estimates of the timing of when live events would return to pre-pandemic levels. Refer to Note 14, Fair Value, for quantitative disclosure of significant unobservable inputs. As a result, we recorded an impairment of $118.0 million, of which $107.4 million was related to definite-lived intangible assets. The impairment is presented in Impairment charges in the Consolidated Statements of Operations.

No impairment triggering events to our long-lived assets were identified during 2021.

Indefinite-lived trademark and goodwill impairments

During the second quarter of 2020, we determined that the estimated carrying value of its indefinite-lived trademark was in excess of its fair value. The fair value of the indefinite-lived trademark asset, classified as a Level 3 measurement, was measured using the relief-from-royalty method. This methodology involves estimating reasonable royalty rates for the trademarks, applying the royalty rate to a net sales stream, and utilizing the discounted cash flow method. We utilized a 2.0% royalty rate, consistent with the rate used in the initial valuation of the trademark. We recorded an impairment charge of $78.7 million related to the indefinite-lived trademark. The impairment charge is presented in Impairment charges in the Consolidated Statements of Operations.

As part of the goodwill impairment assessment performed during the second quarter of 2020, we determined that the carrying value of its Marketplace reporting unit exceeded its estimated fair value, resulting in a goodwill impairment charge of $377.1 million, which is presented in Impairment charges in the Consolidated Statements of Operations. The fair value estimate of our reporting units was based on a blended analysis of the present value of future discounted cash flows and market value approach, using Level 3 inputs. The significant estimates used in the discounted cash flow models are projected operating cash flows; forecasted capital expenditures and working capital needs; weighted average cost of capital; and rates of long-term growth. These estimates considered the recent deterioration in financial performance of the reporting units, as well as the anticipated rate of recovery, and implied risk premiums based on the market prices of our equity and debt as of the assessment date. The significant estimates used in the market multiple valuation approach include identifying business factors; such as size, growth,

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

profitability, risk and return on investment; and assessing comparable revenue and earnings multiples. Following the impairment charge, the carrying value of the Marketplace reporting unit’s goodwill was $683.3 million. In accordance with its annual re-assessment, we assessed its goodwill and indefinite-lived trademark for impairment as of October 31, 2020, determining no further impairment had occurred. No triggering events were identified during the year ended December 31, 2021.

Our goodwill and indefinite-lived trademark constitute nonfinancial assets measured at fair value on a nonrecurring basis. These nonfinancial assets are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820, Fair Value Measurement (“ASC 820”).

6. PROPERTY AND EQUIPMENT

Long-lived asset impairment charges related to property and equipment of $3.7 million were recognized for the year ended December 31, 2020, resulting in a full impairment of all property and equipment. The impairment charges are presented in Impairment charges in the Consolidated Statements of Operations.

The following table summarizes our major classes of property and equipment, net of accumulated depreciation at December 31, 2021 (in thousands):

2021
Computer equipment	$568
Construction in progress	564
Total property and equipment	1,132
Less: accumulated depreciation	50
Total property and equipment – net	$1,082

Depreciation expense related to property and equipment was $0.1 million, $0.6 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019 respectively, and is presented in Depreciation and amortization expense in the Consolidated Statements of Operations. There were no impairment charges for the years ended December 31, 2021 and 2019.

7. Goodwill and Intangible Assets

Definite-lived intangible assets includes developed technology and customer relationships, which had a net carrying amount of $13.8 million and $2.4 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, accumulated amortization related to our developed technology was $2.5 million and $0.3 million, respectively. Prior to its impairment, recorded during the second quarter of 2020, our definite-lived intangible assets included supplier relationships, customer relationships, and non-compete agreements, in addition to developed technology.

Our goodwill is included in our Marketplace segment.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The net changes in the carrying amounts of our intangible assets and goodwill were as follows (in thousands):

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2020	$149,948	$143,400	$1,060,428
Capitalized development costs	7,264	—	—
Impairment	(107,365)	(78,734)	(377,101)
Disposals	(124)	—	—
Amortization	(47,365)	—	—
Balance at December 31, 2020	2,358	64,666	683,327
Acquisition of Betcha	5,320	—	34,877
Capitalized development costs	8,438	—	—
Amortization	(2,271)	—	—
Balance at December 31, 2021	$13,845	$64,666	$718,204

We had recorded $563.2 million of cumulative impairment charges related to our intangible assets and goodwill as of December 31, 2021 and 2020.

Amortization expense on our definite-lived intangible assets was $2.3 million, $47.4 million, and $91.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is presented in Depreciation and amortization in the Consolidated Statements of Operations.

The estimated future amortization expense related to the definite-lived intangible assets as of December 31, 2021 is a follows (in thousands):

2022	$4,905
2023	$4,641
2024	$2,381
2025	$960
2026	$958
Total	$13,845

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets at December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Recovery of future customer compensation	$58,319	$75,257
Insurance recovery asset	480	2,500
Prepaid expenses	9,573	2,309
Other current assets	4,132	—
Total prepaid expenses and other current assets	$72,504	$80,066

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $16.9 million during the year ended December 31, 2021, due to a reduction in the estimated rate of future cancellations in 2021 compared to 2020, partially offset by an increase in order volume. The provision related to these expected recoveries are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Prepaid expenses increased by $7.3 million primarily related to a $4.5 million prepayment in a legal settlement pool. Other current assets was $4.1 million at December 31, 2021 due to a deposit associated with a corporate credit card.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Accrued marketing expense	$27,304	$1,086
Accrued taxes	9,332	16,913
Accrued customer credits	119,355	125,481
Accrued future customer compensation	73,959	94,061
Accrued contingencies	12,686	—
Other current liabilities	38,520	18,593
Total accrued expenses and other current liabilities	$281,156	$256,134

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, which is recognized in proportion to the pattern of redemption for the customer credits. During the year ended December 31, 2021, $55.9 million of accrued customer credits were redeemed and we recognized $3.3 million of revenue from breakage. During the year ended December 31, 2020, $7.4 million of accrued customer credits were redeemed and we recognized $0.8 million of revenue from breakage.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations and are recognized as a component of Revenues. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the years ended December 31, 2021, 2020, and 2019, we recognized an increase in revenue of $5.1 million, a decrease in revenue of $15.3 million, and an increase in revenue of $0.4 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

Accrued contingencies includes the current portion of cash earnouts of $3.9 million that we may be obligated to pay if Betcha meets certain earnings objectives following the acquisition. In addition, it includes the current portion of future milestone payments of $8.8 million upon the achievement of certain integration objectives.

Accrued marketing expense and other current liabilities increased during the year ended December 31, 2021 due primarily to the increased volume of sales transactions occurring on our platform. Accrued taxes decreased as we have historically accrued sales tax expense in jurisdictions where we expected to remit sales tax payments but were not yet collecting from ticket buyers. During the second half of 2021, we began collecting sales tax from customers. The majority of the tax accrual represents the exposure for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received. Refer to Note 15, Commitments and Contingencies, for further discussion of the accrued tax expense.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

10. DEBT

Our outstanding debt at December 31, 2021 and 2020 is comprised of the following (in thousands):

	2021	2020
June 2017 First Lien Loan	$465,712	$618,721
May 2020 First Lien Loan	—	275,678
Total long-term debt, gross	465,712	894,399
Less: unamortized debt issuance costs	(5,580)	(17,084)
Total long-term debt, net of issuance costs	460,132	877,315
Less: current portion	—	(6,412)
Total long-term debt, net	$460,132	$870,903

First Lien Loans—On June 30, 2017, we entered into a $575.0 million first lien debt facility, comprised of a $50.0 million revolving facility (the “Revolving Facility”) and a $525.0 million term loan (the “June 2017 First Lien Loan”), and a second lien credit facility, comprised of a $185.0 million second lien term loan (the “June 2017 Second Lien Loan”). The First Lien Loan was amended to upsize the committed amount by $115.0 million on July 2, 2018. On October 28, 2019, we paid off its June 2017 Second Lien Loan balance. The underlying credit facility was subsequently retired on May 22, 2020. On October 18, 2021, in connection with and using the proceeds from the Merger Transaction, we made an early payment of a portion of its May 2020 First Lien Loan balance.

On May 22, 2020, we entered into a new $260.0 million first lien term loan (the “May 2020 First Lien Loan”) that is pari passu with the June 2017 First Lien Loan. The proceeds from the May 2020 First Lien Loan were used for general corporate purposes and to extinguish and retire the Revolving Facility in full. On October 18, 2021, in connection with and using the proceeds from the Merger Transaction, we paid off in full its May 2020 First Lien Loan balance.

All obligations under the June 2017 First Lien Loan and May 2020 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries.

The amortization of original issue discount and debt issuance costs on the June 2017 First Lien Loan and May 2020 First Lien Loan was $3.6 million, $3.7 million, and $2.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is presented in Interest expense – net in the Consolidated Statements of Operations.

The key terms of our debt agreements are as follows:

June 2017 First Lien Loan—The June 2017 First Lien Loan matures on June 30, 2024 and requires quarterly amortization payments equal to approximately 1.0% of the original principal per annum. The Revolving Facility did not require periodic payments. All obligations under the June 2017 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets.

The June 2017 First Lien Loan is required to be prepaid, subject to certain exceptions, upon the following conditions: (i) up to 50.0% of excess cash flow subject to certain leverage ratios; (ii) all of the net cash proceeds of certain asset sales or insurance/condemnation events subject to certain leverage ratios; and (iii) all of the net cash proceeds of any issuance or incurrence of debt other than permitted debt.

At our option, the June 2017 First Lien Loan bears periodic interest of either (A) the LIBOR rate plus an applicable margin, ranging from 3.00% to 3.50% per annum based on the our first lien net leverage ratio, or (B) the base rate plus an applicable margin, ranging from 2.00% to 2.50% per annum based on our first lien net leverage ratio. The LIBOR rate for the June 2017 First Lien Loan is subject to a 1.00% floor.

The effective interest rate on the June 2017 First Lien Loan was 4.5% per annum at December 31, 2021 and 2020.

May 2020 First Lien Loan—The May 2020 First Lien Loan, which we repaid in full on October 18, 2021, had a maturity date of May 22, 2026, with springing maturity to June 30, 2024 if the June 2017 First Lien Loan, or a refinancing

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

thereof with scheduled payments of principal prior to June 30, 2024, remained outstanding as of that date. The May 2020 First Lien Loan had no required amortization payments. All obligations under the May 2020 First Lien Loan were secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets.

The interest rate for the May 2020 First Lien Loan was determined using a LIBOR rate plus an applicable margin of 9.50% per annum, or a base rate plus an applicable margin of 8.50% per annum. The LIBOR rate was subject to a 1.00% floor and the base rate was subject to a 2.00% floor. For any period ending prior to May 22, 2022, we had the option of submitting paid-in-kind elections, whereby the entire outstanding balance would be charged interest at 11.50% per annum and interest amounts will be added to the outstanding principal. On and after May 22, 2022 but prior to May 22, 2023, we had the option of submitting paid-in-kind elections with respect to all or some of the outstanding balance, whereby the portion for which such paid-in-kind election was made will be charged interest at a rate equal to the sum of i) 5.0% per annum and ii) at the Borrower’s election, a LIBOR rate plus an applicable margin of 5.00% per annum, or a base rate plus an applicable margin of 4.00% per annum. The effective interest rate on the May 2020 First Lien Loan was 11.50% per annum at December 31, 2020.

Under the terms of the May 2020 First Lien Loan, for certain prepayments and repricing transactions that occurred prior to May 22, 2023, we would owe a prepayment penalty of 3.0% on the first $91.0 million of prepayments. For prepayments greater than $91.0 million prior to May 22, 2022, the amount exceeding $91.0 million would be subject to a prepayment penalty equal to the greater of i) 6.0% and ii) the excess of the discounted measure of principal and interest due upon the second anniversary of the effective date and the outstanding principal at the time of the prepayment. For prepayments greater than $91.0 million on or after May 22, 2022 and prior to May 22, 2023, the amount exceeding $91.0 million would be subject to a prepayment penalty equal to 6.0%.

The following is a summary of activity related to debt instruments during the years ended December 31, 2021 and 2020:

June 2017 First Lien Loan principal payments—We made quarterly principal payments of $4.8 million and $5.9 million during the years ended December 31, 2021 and 2020, respectively. On October 18, 2021, we made a principal payment of $148.2 million in connection with, and using the proceeds from, the Merger Transaction. We incurred a loss of $1.7 million for a portion of the remaining original issuance discount and issuance costs, which is presented as Loss on extinguishment of debt in the Consolidated Statements of Operations.

May 2020 First Lien Loan borrowing and payoff—On May 22, 2020, we entered into the May 2020 First Lien Loan and used the $260.0 million in proceeds to, among other things, repay and extinguish the Revolving Facility. The total original debt discount costs and original debt issuance costs related to the May 2020 First Lien Loan borrowing were $6.5 million and $2.0 million, respectively, and are presented in Long-term debt – net in the Consolidated Balance Sheets.

On October 18, 2021, in connection with, and using the proceeds from, the Merger Transaction, we paid off in full the remaining principal on the May 2020 First Lien Loan of $304.1 million. The debt extinguishment resulted in a loss of $34.1 million, which is presented in Loss on extinguishment of debt in the Consolidated Statements of Operations. The loss consists of a $28.0 million prepayment penalty and the remaining balance of the original issuance discount and issuance costs of $6.1 million.

Revolving Facility drawdown and repayment—On March 17, 2020, we borrowed $50.0 million using its Revolving Facility. This amount was repaid (and the Revolving Facility terminated in full) on May 22, 2020. The debt extinguishment resulted in a loss of $0.7 million and is presented in Loss on extinguishment of debt in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Future maturities of our outstanding debt, excluding interest, as of December 31, 2021 were as follows (in thousands):

2022	$—
2023	—
2024	465,712
2025	—
2026	—
Total	$465,712

We are subject to certain reporting and compliance-related covenants to remain in good standing under the June 2017 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness, and in certain circumstances, create restrictions on the ability to enter into transactions with affiliates; create liens; merge or consolidate; and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of December 31, 2021, we were in compliance with all of its debt covenants related to the June 2017 First Lien Loan.

11. Financial Instruments

Derivatives

The financial instruments entered into by us are typically executed over-the-counter. All financial instruments were measured at fair value on a recurring basis. The fair value is derived from discounted cash flows adjusted for nonperformance risk. The fair value models primarily use market observable inputs and, therefore, are classified as Level 2 assets. These models incorporate a variety of factors, including, where applicable, maturity, interest rate yield curves, and counterparty credit risks. The credit valuation adjustment associated with the derivatives, related to the likelihood of default by us and the counterparty, was not significant to the overall valuation. Refer to Note 14, Fair Value, for additional disclosure regarding fair value measurements.

Interest Rate Swaps

On November 10, 2017, we purchased pay-fixed, receive-float interest rate swaps with a combined notional value of $520.7 million on September 30, 2020. The interest rate swaps matured on September 30, 2020. The interest rate swaps had a fixed rate of 1.9%. The interest rate swaps were purchased to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan.

The objective in using the swaps was to add stability to interest expense and to manage the exposure to interest rate movements. The interest rate swaps are designated as effective cash flow hedges involving the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

We performed a regression analysis at inception of the hedging relationship to assess the effectiveness. The design of the regression analysis addresses the effectiveness of the hedging relationship by considering how the hedge instrument performs against the forecasted transaction or hypothetical interest rate swaps over historical months. The changes in the fair value of the hedge instrument and the hedged item over the historical months demonstrated the effectiveness of the hedge relationship as the prospective and retrospective test. On an ongoing basis, we assessed hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective through its maturity date.

The amount recognized in Interest expense — net in the Consolidated Statements of Operations was $4.3 million and $2.1 million for the year ended December 31, 2020 and 2019.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Interest Rate Cap

On November 26, 2018, we entered into an interest rate cap with an effective date of September 30, 2020. We paid $1.0 million to enter into the cap. The notional value was $516.8 million on September 30, 2021. The interest rate cap matured on September 30, 2021. The interest rate cap had a strike rate of 3.5%. The interest rate cap was purchased to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan.

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

We performed a regression analysis at inception of the hedging relationship to assess the effectiveness. The design of the regression analysis addressed the effectiveness of the hedging relationship by considering how the hedge instrument performs against the forecasted transaction or hypothetical interest rate cap over historical months. Historical changes in the fair value of the hedge instrument and the underlying item demonstrated the effectiveness of the hedging relationship. On an ongoing basis, we assess hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective through its maturity.

The interest rate cap is measured at fair value, which was zero at December 31, 2020.

Effect of Derivative Contracts on Accumulated Other Comprehensive Loss ("AOCL") and Earnings

Since we designated the financial instruments as effective cash flow hedges that qualify for hedge accounting, net interest payments are recorded in Interest expense – net in the Consolidated Statements of Comprehensive Income (Loss), and unrealized gains or losses resulting from adjusting the financial instruments to fair value are recorded as a component of Other comprehensive loss and subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings. During the years ended December 31, 2021 and 2020, we reclassified losses of $0.8 million and $0.2 million, respectively, into Interest expense – net from AOCL related to the interest rate cap. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within the Consolidated Statements of Cash Flows.

The following table presents the effects of hedge accounting on AOCL for the year ended December 31, 2021 for interest rate contracts designated as cash flow hedges (in thousands):

Interest rate cap
Beginning accumulated derivative loss in AOCL	$(822)
Amount of gain (loss) recognized in AOCL	—
Less: Amount of loss reclassified from AOCL to income	(822)
Ending accumulated derivative loss in AOCL	$—

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table presents the effects of hedge accounting on AOCL for the year ended December 31, 2020 for interest rate contracts designated as cash flow hedges (in thousands):

	Interest rate swaps	Interest rate cap	Total
Beginning accumulated derivative loss in AOCL	$(887)	$(1,030)	$(1,917)
Amount of gain recognized in AOCL	887	—	887
Less: Amount of loss reclassified from AOCL to income	—	(208)	(208)
Ending accumulated derivative loss in AOCL	$—	$(822)	$(822)

We also entered into certain warrant agreements in connection with the Merger Transaction. Refer to Note 18, Warrants, for additional details on our warrants.

12. Employee Benefit Plan

We have a defined contribution and profit-sharing 401(k) plan that covers substantially all employees who meet eligibility requirements. Participants may contribute to the plan, through regular payroll deductions, an amount subject to limitations imposed by the Internal Revenue Code. The plan also provides for discretionary profit-sharing contributions and matching contributions. We contributed approximately $0.8 million, $0.9 million, and $1.1 million in matching contributions for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in General and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2021, and 2020, there were no discretionary profit-sharing contributions.

13. income taxes

We are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Hoya Intermediate generated after the Merger Transaction, as well as any stand-alone income or loss we generate. Hoya Intermediate is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception to the Canadian operations of Vivid Seats Canada Ltd. (formerly Fanxchange Ltd.), which we acquired in 2019. Instead, Hoya Intermediate’s taxable income or loss is passed through to its members, including Vivid Seats Inc. Vivid Seats Inc. files and pays corporate income taxes for U.S. federal and state income tax purposes. We anticipate this structure to remain in existence for the foreseeable future.

Components of loss from continuing operations before income taxes for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
United States	$(17,859)	$(763,664)	$(51,520)
Foreign	(966)	(10,521)	(2,328)
Total loss before income taxes	$(18,825)	$(774,185)	$(53,848)

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Prior to 2021, we did not incur material amounts of income tax expense or have material income tax liability or deferred tax balances.

During 2021, significant components of income tax expense were as follows (in thousands):

2021
Current
U.S. Federal	$—
State & Local	304
Foreign	—
Total current income tax expense (benefit)	304
Deferred
U.S. Federal	—
State & Local	—
Foreign	—
Total deferred income tax expense (benefit)	—
Total income tax expense (benefit)	$304

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to our income tax expense was as follows:

2021
At U.S. statutory tax rate	21.0%
State income taxes	(1.1)%
Foreign rate differential	0.3%
Pass-through loss / (income)	(14.3)%
Noncontrolling interest	(2.7)%
Change in valuation allowance	(3.5)%
Warrants remeasurement	(1.4)%
Other	0.1%
Total income tax expense (benefit)	(1.6)%

As of December 31, 2021, our deferred tax balances consisted of the following (in thousands):

2021
Deferred Tax Assets
Net operating loss	$9,670
Interest carryforward	15,206
Investment in partnerships	120,706
Other	132
Total deferred tax assets	145,714
Valuation allowance	(145,668)
Total deferred tax assets net of valuation allowance	46
Deferred Tax Liabilities
Other	46
Total Deferred Tax Liabilities	46
Net Deferred Tax Asset / Liabilities	$—

We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. Valuation allowances have been established primarily with regard to the tax benefits of certain net operating losses, tax credits, as well as its investment in partnerships. In making such a determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, we

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

recorded $145.7 million of a valuation allowance against our deferred tax assets, as these assets are not more likely than not to be realized.

The deferred tax asset valuation allowance and changes were as follows (in thousands):

2021
Balance of beginning of period	$1,828
Charged to costs and expenses	646
(Credited) charged to other accounts	143,194
Deductions	—
Ending balance	$145,668

At December 31, 2021, we had U.S. state operating loss carryforwards totaling $16.1 million, U.S federal operating loss carryforwards totaling $32.0 million. The U.S. federal and state operating loss carryforwards begin to expire in 2029 with $33.7 million of the operating loss carryforwards having no expiration date.

At December 31, 2021, with respect to our operations outside the U.S., we had foreign operating loss carryforwards totaling $6.1 million. The foreign operating loss carryforwards begin to expire in 2022.

At December 31, 2021, we were not indefinitely reinvested on undistributed earnings from its foreign operations and the deferred tax liability associated with the future repatriation of these earnings is expected to be immaterial.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements. We note that as of December 31, 2021, we had no uncertain tax positions recorded in any jurisdiction.

We are subject to routine audits by taxing jurisdictions. The periods subject to tax audits are 2017 through 2021. There are currently no audits for any tax periods in progress.

14. Fair Value

Recurring

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using other inputs that are directly or indirectly observable in the marketplace. Level 3 instrument valuations typically reflect management’s estimate of assumptions and are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. We did not have any transfers of financial instruments between valuation levels during the years ended December 31, 2021 and 2020.

Cash and cash equivalents include all cash balances and highly liquid investments purchased with maturities of three months or less. Our cash and cash equivalents consist primarily of domestic bank accounts, interest-bearing deposit accounts, and money market accounts managed by third-party financial institutions. Cash and cash equivalents are valued by us based on quoted prices in an active market, which represent a Level 1 measurement within the fair value hierarchy.

The fair value for our derivative instruments is based upon inputs corroborated by observable market data with similar tenors, which are considered Level 2 inputs. Refer to Note 11, Financial Instruments, for further details on our derivative instruments.

Our June 2017 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace, therefore, the fair value is estimated on a Level 2 basis. At December 31, 2021, the June 2017 First Lien Loan had a fair value of $465.1 million as compared to the

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

carrying amount of $460.1 million. At December 31, 2020, the June 2017 First Lien Loan had a fair value of $583.1 million as compared to the carrying amount of $609.1 million. We made a partial principal payment of $148.2 million on this loan in connection with, and using the proceeds from, the business combination. Refer to Note 10, Debt, for further information.

Our May 2020 First Lien Loan is not traded and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated by discounting the future cash flows using current interest rates at which similar borrowings with similar maturities would be made to borrowers with similar credit ratings. The fair value was estimated assuming prepayment of the loan upon the loan's third anniversary and is estimated on a Level 3 basis, as provided by ASC Topic 820, Fair Value Measurement. During the year ended December 31, 2021, we repaid this loan in full in connection with, and using the proceeds from, the business combination. Refer to Note 10, Debt, for further information. At December 31, 2020, the May 2020 First Lien Loan had a fair value of $319.9 million as compared to the carrying amount of $268.2 million.

Refer to Note 10, Debt, for key terms of the June 2017 First Lien Loan and the May 2020 First Lien Loan.

In Connection with the Merger Transaction, we issued Hoya Intermediate Warrants to Hoya Topco, which are classified as Other Liabilities on the Consolidated Balance Sheets. The Hoya Intermediate Warrants are remeasured to fair value each reporting period using the Black-Scholes valuation model. Significant inputs used in the valuation of the Hoya Intermediate Warrants include the volatility, risk-free interest rate, and dividend yield.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Nonrecurring

Our non-financial assets, such as goodwill, intangible assets, and long-lived assets are measured at fair value on a nonrecurring basis, utilizing Level 3 inputs. The following table presents quantitative information about the significant unobservable inputs applied to these Level 3 fair value measurements during our assessment for impairment in the second quarter of 2020:

Significant Unobservable Inputs	Range (Weighted Average)
Discount rate	12.5% - 13.5% (13.0%)
Long-term growth rate	2.5% - 3.5% (3.0%)

The following table presents the sensitivities to changes in the significant unobservable inputs above (in thousands):

	Goodwill	Trademark
50 basis point increase in discount rate	$(37,680)	$(3,935)
50 basis point decrease in long-term growth rate	(21,344)	(2,298)

Refer to Note 5, Impairments, for disclosure of our fair value methodologies applied to goodwill, intangible assets, and long-lived assets.

15. Commitments and Contingencies

Our future minimum cash obligations as of December 31, 2021, were as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases	$3,437	$905	$2,038	$2,458	$2,477	$14,736	$26,051
Purchase obligations	2,195	1,391	—	—	—	—	3,586
Total	$5,632	$2,296	$2,038	$2,458	$2,477	$14,736	$29,637

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Operating Leases—We lease office space under several non-cancelable operating leases expiring at various dates through November 2025. The leases require monthly rental payments, which escalate over the term of the leases. We are also responsible for our proportionate share of real estate taxes, insurance, and common area maintenance. Rent expense was $3.7 million, $2.8 million, and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in General and administrative expense in the Consolidated Statements of Operations. During 2021, we early terminated our headquarters lease and recorded a $1.3 million lease termination expense in General and administrative expense in the Consolidated Statements of Operations. We entered into a new 11-year lease expiring on December 31, 2034 with an annual payment ranging from $1.5 million to $1.8 million.

Lease expense is recognized on a straight-line basis over the term of the lease. The excess of straight-line expense over cash paid is shown as a deferred rent liability and is recorded in Other liabilities in the Consolidated Balance Sheets.

The leases also require security deposits which are recorded as a component of Other non-current assets in the Consolidated Balance Sheets.

Purchase Obligations—We enter into non-cancelable arrangements, primarily related to the purchase of marketing services and tickets at an agreed upon price.

Litigation—We, from time to time, are involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on our business, financial position or results of operations other than those matters discussed herein.

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. On January 5, 2022, we issued coupons to certain members of the class. Other members will be notified in 2022 that they are eligible to submit a claim for a coupon. As of December 31, 2021 and 2020, a liability of $0.9 million and $1.1 million, respectively, was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to expected credit redemptions as of the measurement date.

We received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving settlement of one of the lawsuits was entered by the court on November 1, 2021. As such, after insurance, $4.5 million was funded to a claims settlement pool and is included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, we had accrued a liability of $1.7 million and $2.6 million, respectively, in Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to these matters. We expect to recover some of these costs under our insurance policies and have separately recognized an insurance recovery asset of $0.5 million and $2.5 million, respectively, within Prepaid expenses and other current assets in the Consolidated Balance Sheets at December 31, 2021 and 2020.

Other—In 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair Inc., which overturned previous case law that had precluded states from imposing sales tax collection requirements on retailers without a physical presence in the state. In response, most states have adopted laws that attempt to impose tax collection obligations on out-of-state companies. We have registered, or are in the process of registering, where required by statute. There remains a degree of uncertainty as to our obligations in jurisdictions where our registration is still in progress due to the complex laws that govern secondary ticket sales. Pending discussions, it is more likely than not some jurisdictions could assess taxes and assessed amounts may differ materially from amounts currently accrued. It is also possible that some jurisdictions may provide for a later start date for sales tax collection, which could provide a material reduction in amounts currently accrued. In either case, we will adjust the recorded liability to reflect the new information, with a portion of the adjustment impacting orders placed in prior periods.

We have recognized a liability for this potential tax of $8.8 million and $16.8 million at December 31, 2021 and 2020, respectively. This liability is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Balance Sheets. The related sales tax expense was $9.0 million, $6.8 million, and $10.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, which reflects uncollected amounts owed to jurisdictions reduced by abatements received.

16. Segment Reporting

Our reportable segments are Marketplace and Resale. Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers within our online secondary ticket marketplace. Through the Resale segment, we acquire tickets from primary sellers, which it then sells through secondary ticket marketplaces. Revenues and contribution margin are used by our Chief Operating Decision Maker (“CODM”) to assess performance of the business. We define contribution margin as revenues less cost of revenues and marketing and selling expenses.

We do not report our assets, capital expenditures, or related depreciation and amortization expenses by segment, because our CODM does not use this information to evaluate the performance of our operating segments.

The following table represents our segment information for the year ended December 31, 2021 (in thousands):

	Marketplace	Resale	Consolidated
Revenues	$389,668	$53,370	$443,038
Cost of revenues (exclusive of depreciation and amortization shown separately below)	51,702	38,915	90,617
Marketing and selling	181,358	—	181,358
Contribution margin	$156,608	$14,455	171,063
General and administrative			92,170
Depreciation and amortization			2,322
Income from operations			76,571
Interest expense – net			58,179
Loss on extinguishment of debt			35,828
Other expenses			1,389
Loss before income taxes			$(18,825)

The following table represents our segment information for the year ended December 31, 2020 (in thousands):

	Marketplace	Resale	Consolidated
Revenues	$23,281	$11,796	$35,077
Cost of revenues (exclusive of depreciation and amortization shown separately below)	13,741	10,949	24,690
Marketing and selling	38,121	—	38,121
Contribution margin	$(28,581)	$847	(27,734)
General and administrative			66,199
Depreciation and amortization			48,247
Impairment charges			573,838
Loss from operations			(716,018)
Interest expense – net			57,482
Loss on extinguishment of debt			685
Net loss			$(774,185)

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table represents our segment information for the year ended December 31, 2019 (in thousands):

	Marketplace	Resale	Consolidated
Revenues	$403,645	$65,280	$468,925
Cost of revenues (exclusive of depreciation and amortization shown separately below)	52,857	53,146	106,003
Marketing and selling	178,446	—	178,446
Contribution margin	$172,342	$12,134	184,476
General and administrative			101,335
Depreciation and amortization			93,078
Loss from operations			(9,937)
Interest expense - net			41,497
Loss on extinguishment of debt			2,414
Net loss			$(53,848)

Substantially all of our sales occur and assets reside in the United States.

17. Equity

For periods prior to the Merger Transaction, Hoya Intermediate had Senior Preferred Units, Preferred Units, and Common Units, described below, authorized, issued and outstanding. As described in Note 1, Background, Description of Business and Basis of Presentation, on October 18, 2021, we consummated a series of merger transactions between Horizon, Vivid Seats Inc., and Hoya Intermediate. Subsequent to the Merger Transaction, we have two classes of common stock authorized and issued by Vivid Seats Inc.: Class A common stock and Class B common stock.

Hoya Intermediate Senior Preferred Units, Preferred Units, and Common Units

Prior to the Merger Transaction, Hoya Intermediate had authorized and issued 100 units of Redeemable Senior Preferred Units, 100 units of Redeemable Preferred Units and 100 common units.

The Senior Preferred Units held first and second priority liquidation preference: first for an amount equal to the sum of the amount of the aggregate unpaid yield and aggregate unreturned capital, and second for payment of any reasonable out-of-pocket expenses associated with certain agreements. The Preferred Units had a liquidation preference subsequent to the Senior Preferred Units, but before the Common Units, for an amount equal to the aggregate unreturned capital.

Senior Preferred Units compounded semi-annually at a per annum yield rate of 12.5%.

Unit holders were entitled to distributions when declared by our former parent, Hoya Topco, LLC. As of December 31, 2020, no distributions toward unpaid yield or unreturned capital were made.

As of December 31, 2020 and up to the Merger Transaction, the Senior Preferred Units and Preferred Units were deemed to be currently redeemable and were measured at the maximum redemption amount, with the offset recorded to Additional paid-in capital on the Consolidated Balance Sheets. Therefore, the Senior Preferred Units were accreted to an amount equal to their liquidation preference plus the applicable premium, and the Preferred Units were carried at an amount equal to their unreturned capital. In connection with the Merger Transaction, the Senior Preferred Units and the Preferred Units were redeemed and no longer remain outstanding.

As of December 31, 2021, 197,291,871 Common Units of Hoya Intermediate are outstanding. Vivid Seats Inc. holds 40.1% of the outstanding Common Units in Hoya intermediate as of December 31, 2021, with the remainder held by Hoya Topco.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Vivid Seats Inc. Class A Common Stock

In connection with the Merger Transaction, Vivid Seats Inc. issued 29,431,260 shares of Class A common stock. We issued an additional 2,143,438 shares of Class A common stock as part of the acquisition of Betcha. Holders of Class A common stock are entitled to full economic rights, including the right to receive dividends when and if declared by our Board, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held.

Vivid Seats Inc. Class B Common Stock

In connection with the Merger Transaction, Vivid Seats Inc. issued 118,200,000 shares of Class B common stock. Holders of Class B common stock do not have economic rights but are entitled to one vote for each share of Class B common stock held.

Holders of Class A common stock and Class B common stock vote as a single class on all matters requiring a shareholder vote. Following the Merger Transaction, the quantity of Vivid Seats Inc. Class A common stock and Class B common stock is equal to the quantity of Hoya Intermediate common units outstanding.

Warrants

In connection with the Merger Transaction, we issued Public Warrants, Private Warrants, and Exercise Warrants (collectively, the “Class A Warrants”), which are recorded as a component of equity.

18. Warrants

Class A Warrants—We issued the following Class A Warrants in connection with the Merger Transaction:

Public Warrants—We issued Public Warrants to purchase 18,132,776 shares of Class A common stock at an exercise price of $11.50 per share to former warrant holders of Horizon, of which 5,166,666 shares were issued to Horizon Sponsor, LLC. We may, in our sole discretion, reduce the exercise price of the Public Warrants to induce early exercise, provided that we provide at least five days advance notice. The exercise price and number of Class A common stock shares issuable upon exercise of the warrants may also be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. In no event are we required to net cash settle the Public Warrants.

The Public Warrants became exercisable 30 days following the Merger transaction and expire at the earliest of five years following the Merger Transaction, liquidation of the Company, or the date of redemption elected at our option provided that the value of common stock exceeds $18.00 per share. There is an effective registration statement and prospectus relating to the shares issuable upon exercise of the warrants.

Under certain circumstances, we may elect to redeem the Public Warrants at a redemption price of $0.01 per Public Warrant at any time during the term of the warrant in which our Class A common stock share trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period. If we elect to redeem the warrants, it must notify the Public Warrant holders in advance, who would then have at least 30 days from the date of notification to exercise their respective warrants. If the warrant is not exercised within that 30-day period, it will be redeemed pursuant to this provision.

As of December 31, 2021, we had 18,132,776 outstanding public warrants to purchase 18,132,776 shares of our Class A common stock.

As part of the Merger Transaction, we modified the terms of the Public Warrants. The modification resulted in a transfer of incremental value of $1.3 million to the holders of the Public Warrants, which we recorded as Other expenses in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Private Warrants—We issued Private Warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share to former warrant holders of Horizon. The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable by us.

As of December 31, 2021, we had 6,519,791 outstanding private warrants to purchase 6,519,791 shares of our Class A common stock.

As part of the Merger Transaction, we modified the terms of the Private Warrants. The modification did not result in a transfer of incremental value to the warrant holders.

Exercise Warrants—We issued warrants to purchase 17,000,000 shares of Class A common stock at an exercise price of $10.00 per share and warrants to purchase 17,000,000 of Class A common stock at an exercise of $15.00 per share. The Exercise Warrants have similar terms to the Public Warrants, except that the Exercise Warrants have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable.

As of December 31, 2021, we had 34,000,000 outstanding Exercise Warrants to purchase 34,000,000 shares of our Class A common stock.

As the Class A Warrants are indexed to our equity and meet the equity classification guidance of ASC 815-40, we reflect these warrants as a component of equity within additional paid-in capital. Upon the valid exercise of a Class A Warrant for Class A common shares of Vivid Seats Inc., Hoya Intermediate will issue to Vivid Seats Inc. an equivalent number of Intermediate Common Units.

Hoya Intermediate Warrants—Hoya Intermediate issued Hoya Intermediate Warrants to Hoya Topco, which consist of warrants to purchase 3,000,000 Hoya Intermediate common units at an exercise price of $10.00 per unit and warrants to purchase 3,000,000 Hoya Intermediate common units at an exercise price of $15.00 per unit. A portion of the Hoya Intermediate Warrants, which consists of warrants to purchase 1,000,000 Hoya Intermediate common units at exercise prices of $10.00 and $15.00 per unit, respectively, were issued in tandem with stock options issued by Vivid Seats, Inc. to members of our management team. The Option Contingent Warrants only become available to exercise by Hoya Topco in the event that a corresponding management option is forfeited. As of December 31, 2021, none of the Option Contingent Warrants are available to exercise by Hoya Topco.

Our Hoya Intermediate Warrants are exercisable for Hoya Intermediate common units, which allow for a potential cash redemption at the discretion of the unit holder. Hence, the Hoya Intermediate Warrants are classified as a liability in Other liabilities on our Consolidated Balance Sheets. Upon consummation of the Merger Transaction, we recorded a warrant liability of $20.4 million, reflecting the fair value of the Hoya Intermediate Warrants determined using the Black Scholes model. The fair value of the Hoya Intermediate Warrants includes Option Contingent Warrants of $1.6 million. The estimated fair value of the Option Contingent Warrants is adjusted to reflects the probability of forfeiture of the corresponding stock options based on historical forfeiture rates for Hoya Topco profits interests.

The following assumptions were used to calculate the fair value of the Hoya Intermediate and Option Contingent Warrants at December 31, 2021 and upon consummation of the Merger Transaction:

	12/31/2021	10/18/2021
Estimated volatility	36.0%	28.0%
Expected term (years)	9.8	10.0
Risk-free rate	1.5%	1.6%
Expected dividend yield	0.0%	0.0%

For the period from October 18, 2021 until December 31, 2021, we recognized a charge to Other expenses on the Consolidated Statements of Operations resulting from an increase in the fair value of the warrants of $0.1 million.

Upon the valid exercise of a Hoya Intermediate Warrant for Common Units in Hoya Intermediate, Vivid Seats Inc. will issue an equivalent amount of Vivid Seats Inc. Class B common shares to Hoya Topco.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

19. Redeemable noncontrolling Interests

As of December 31, 2021, Hoya Topco owns 59.9% of the Common Units of Hoya Intermediate and 40.1% of the voting power. Hoya Topco has the right to exchange its common units in Hoya Intermediate for shares of Vivid Seats Class A common stock on a one-to-one basis or cash proceeds for an equivalent amount. The option to redeem Hoya Intermediate common units for cash proceeds must be approved by the Board of Vivid Seats Inc., which as of December 31, 2021, is controlled by investors in Hoya Topco. The ability to put common units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A Common Stock and subject to our Board's approval.

The financial results of Hoya Intermediate and its subsidiaries are consolidated with Vivid Seats Inc., with the redeemable noncontrolling interests' share of our net loss separately allocated.

20. Equity-Based Compensation

The 2021 Incentive Award Plan ("2021 Plan") was approved and adopted in order to facilitate the grant of equity incentive awards to our employees and directors. The 2021 Plan became effective on October 18, 2021 upon closing of the Merger Transaction.

RSUs

On October 19, 2021, we granted 1,408,773 RSUs to directors and certain employees. RSUs granted to directors vest on an annual basis over a five-year period, subject to the directors' continued service on the Board. RSUs granted to employees vest on a quarterly basis over a four-year period, subject to the employee’s continued employment through the applicable vesting date. We account for forfeitures of outstanding, but unvested grants, in the period they occur.

A summary of activity for RSUs for the year ended December 31, 2021 is as follows (in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2020	—	$—
Granted	1,408,773	12.86
Forfeited	(30,662)	12.86
Vested	—	—
Unvested at December 31, 2021	1,378,111	$12.86

Unrecognized compensation expense relating to unvested RSUs as of December 31, 2021, was $16.9 million, which is expected to be recognized over a weighted average period of approximately four years.

Stock options

On October 19, 2021, we granted 3,061,486 stock options at an exercise price of $13.09 and 1,000,000 stock options at an exercise price of $15.00 to certain employees. Stock options provide for the purchase of shares of Vivid Seats Class A common stock in the future at an exercise price set on the grant date. These stock options vest on a quarterly basis over a four-year period and expire ten years from the date of the grant, subject to the employee’s continued employment through the applicable vesting date.

Unrecognized compensation expense relating to unvested stock options as of December 31, 2021, was $14.5 million, which is expected to be recognized over a weighted average period of approximately four years. No stock options were exercised or forfeited during the year ended December 31, 2021.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The fair value of stock options granted is estimated on the grant date using the Hull-White model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the sub-optimal exercise factor (“SOEF”), the volatility of our common stock, risk-free interest rate, and expected dividends. We use the Hull-White model under the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, as the options were effectively out of the money on the date of grant as we had announced, but not issued, a one-time dividend. Changes in assumptions made on the risk-free rate of interest, and expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and corresponds to the full term of the options. The expected volatility is estimated on the date of grant based on the statistics of historical stock return volatility of comparable publicly-traded companies as well as the implied volatility of our publicly traded warrants.

The following assumptions were used to calculate the fair value of our stock awards on the date of grant for the year ended December 31, 2021:

2021
Estimated volatility	28.0%
Expected term (years)	10.0
Risk-free rate	1.7%
Expected dividend yield	0.0%

Profits interest and Phantom Units

Prior to the Merger Transaction, certain members of management received equity-based compensation awards for profits interest in Hoya Topco, LLC in the form of Incentive Units, Phantom Units, Class D Units, and Class E Units. Each incentive unit vests ratably over five years and accelerates upon a change in control of Hoya Topco, LLC. We do not expect any future profits interest to be granted after the Merger Transaction. The fair value of the incentive units granted is estimated using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model requires certain subjective inputs and assumptions, including the fair value Hoya Topco's equity, the expected term, risk-free interest rates, and expected equity volatility. The fair value of incentive units is recognized as equity-based compensation expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Changes in assumptions made on expected term, the risk-free rate of interest, and expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized. The expected term is estimated based on the timing and probabilities until a major liquidity event. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and corresponds to the expected term. The expected volatility is estimated on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table summarizes the Hoya Topco, LLC Incentive Units, Class D Units, and Class E Units for the years ended December 31, 2021, 2020, and 2019:

	Class B-1 Units		Class D Units		Class E Units
	Number of Incentive Units	Weighted Average Grant Date Fair Value	Number of Incentive Units	Weighted Average Grant Date Fair Value	Number of Incentive Units	Weighted Average Grant Date Fair Value
Balances at January 1, 2019	—	$—	666,150	$15.65	500,765	$25.46
Units Granted	—	—	218,000	15.50	—	—
Units Repurchased	—	—	(6,000)	15.28	—	—
Units Forfeited	—	—	(45,640)	15.42	—	—
Balances at December 31, 2019	—	—	832,510	$15.63	500,765	$25.46
Units granted	905,000	2.32	1,755,000	0.89	—	—
Units repurchased	—	—	(97,604)	15.95	—	—
Units forfeited	(50,000)	2.32	(441,666)	7.81	—	—
Balances at December 31, 2020	855,000	$2.32	2,048,240	$4.67	500,765	$25.46
Units granted	—	—	—	—	—	—
Units repurchased	—	—	—	—	—	—
Units forfeited	(10,000)	2.32	(60,400)	7.01	—	—
Balances at December 31, 2021	845,000	$2.32	1,987,840	$4.60	500,765	$25.46

Unrecognized compensation expense as of December 31, 2021 related to these incentive units was $9.1 million, which is expected to be recognized over a weighted average period of approximately three years.

The following assumptions were used to calculate the fair value of our unit awards on the date of grant for the years ended December 31, 2020 and 2019:

	2020	2019
Estimated volatility	47.0% - 102.0%	44.0% - 47.0%
Expected term (years)	1.8 - 2.8	2.8 - 3.3
Risk-free rate	0.1% - 1.6%	1.6% - 2.2%
Expected dividend yield	0.0%	0.0%

Compensation expense

For the years ended December 31, 2021, 2020 and 2019, equity-based compensation expense related to RSUs, stock options and profits interest was $6.0 million, $4.3 million and $5.2 million, respectively. Our Board declared a special dividend of $0.23 per share to holders of Class A Common Stock on October 18, 2021, which we paid on November 2, 2021. On November 2, 2021, the exercise price was modified and reduced by the same $0.23 per share. The amount recognized in the compensation expense relating to stock option modifications for the year ended December 31, 2021 is immaterial.

21. Loss Per Share

We calculate basic and diluted net loss per share of Class A common stock in accordance with ASC 260, Earnings per Share. Class B common stock does not have economic rights in the Company and as a result, is not considered a participating security for basic and diluted loss per share. As such, basic and diluted loss per share of Class B common stock has not been presented. Net loss per Class A common stock–basic is calculated by dividing net income attributable to Class A Common Stockholders by the weighted-average shares of Class A common stock outstanding.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Net loss per Class A common stock–diluted is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Net loss attributable to Class A Common Stockholders–diluted is adjusted for our share of Hoya Intermediate’s consolidated net loss after giving effect to Common Units of Hoya Intermediate that convert into potential shares of Class A common stock, to the extent it is dilutive. In addition, Net loss attributable to Class A Common Stockholders–diluted is adjusted for the impact of changes in the fair value of Hoya Intermediate Warrants, to the extent they are dilutive.

We analyzed the calculation of loss per share for periods prior to the Merger Transaction and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, loss per share information has not been presented for periods prior to the Merger Transaction.

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock and represents the period from October 18, 2021 to December 31, 2021, the period where the Company had Class A and Class B common stock outstanding (in thousands, except share and per share data):

October 18, 2021 through December 31, 2021
Numerator—basic:
Net loss	$(6,293)
Less: Loss attributable to redeemable noncontrolling interests	3,010
Net loss attributable to Class A Common Stockholders—basic	(3,283)
Denominator—basic:
Weighted average Class A common stock outstanding—basic	77,498,775
Net loss per Class A common stock—basic	$(0.04)

Numerator—diluted:
Net loss attributable to Class A Common Stockholders—basic	$(3,283)
Net loss effect of dilutive securities:
Effect of dilutive Hoya Intermediate Warrants	(123)
Net loss attributable to Class A Common Stockholders—diluted	(3,406)
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	77,498,775
Weighted average effect of dilutive securities:
Effect of dilutive Hoya Intermediate Warrants	—
Weighted average Class A common stock outstanding—diluted	77,498,775
Net loss per Class A common stock—diluted	$(0.04)

Potential shares of common stock are excluded from the computation of diluted net loss per share if their effect would have been anti-dilutive for the period presented or if the issuance of shares is contingent upon events that did not occur by the end of the period.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented:

For the Year Ended
December 31,
2021
RSUs	1,378,111
Stock options	4,061,486
Class A Warrants	24,652,569
Exercise Warrants	34,000,000
Hoya Intermediate Warrants	4,000,000
Shares of Class B common stock	118,200,000

22. Related-Party Transactions

In December 2020, Vivid Cheers Inc. (“Vivid Cheers”) was incorporated as a non-profit organization within the meaning of Section 501(c)(3) of the Internal Revenue Code. Vivid Cheers’ mission is to support causes and organizations dedicated to healthcare, education, and support of workers in the live events industry during times of need. We have the right to elect the Board of Directors of Vivid Cheers, which currently comprises our executives. We do not have a controlling financial interest in Vivid Cheers, and accordingly, do not consolidate Vivid Cheers’ statement of activities with its financial results. We made charitable contributions of $2.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively to Vivid Cheers. We had accrued charitable contributions payable of $1.3 million and $0.5 million as of December 31, 2021 and 2020, respectively, and is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet.

23. Subsequent events

On February 3, 2022, we repaid $190.7 million of outstanding June 2017 First Lien Loan. We entered into an amendment which refinances the remaining existing term loan with a new $275.0 million term loan with a maturity date of February 3, 2029, adds a new revolving credit facility in an aggregate principal amount of $100.0 million with a maturity date of February 3, 2027, replaces the LIBOR based floating interest rate with a term SOFR based floating interest rate and revises the springing financial covenant to require compliance with a first lien net leverage ratio.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of December 31, 2021 due to the reasons described below.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2021 and 2020, we identified a material weakness in our internal control over financial reporting related to the implementation of segregation of duties as part of our control activities, establishment of clearly defined roles within our finance and accounting functions and the number of personnel in our finance and accounting functions with an appropriate level of technical accounting and SEC reporting experience, which in the aggregate, constitute a material weakness.

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

Management's Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

The following table provides summary information about each of our directors as of December 31, 2021:

			Committees of the Board of Directors
Name	Age	Director Since	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Stanley Chia	40	2018
Mark Anderson	46	2021			C
Todd Boehly	48	2021			M
Jane DeFlorio	51	2021	C
Craig Dixon	46	2021	M
David Donnini	56	2021		C	M
Tom Ehrhart	34	2021		M
Julie Masino	51	2021	M	M
Martin Taylor	52	2021

C – Chairperson; M - Member

The information presented below sets forth each director’s specific experience, qualifications, attributes, and skills that has led our Board of Directors ("Board") to the conclusion that s/he should serve as a Director. We also believe that all of our directors have a reputation for integrity, honesty, and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Vivid Seats and our Board.

Stanley Chia. From April 2015 until November 2018, Mr. Chia served as Chief Operating Officer at Grubhub Inc. He serves on the Board and Nominating Committee of 1871 and on the President’s Advisory Board of the Georgia Institute of Technology. Mr. Chia graduated from the Georgia Institute of Technology and Emory University Goizueta Business School. Mr. Chia also served in the Singapore Armed Forces as an Armored Infantry Platoon Commander.

Mr. Chia is well qualified to serve on our Board due to his role as our Chief Executive Officer, his depth of knowledge of us and our operations, his acute business judgment and extensive familiarity with the business in which we compete.

Mark M. Anderson. Since 2000, Mr. Anderson has worked at GTCR, most recently as a Managing Director. Mr. Anderson has served on the Board of Gogo Inc. (NASDAQ: GOGO) since March 2021 and also serves on the Boards of CommerceHub and Jet Support Services Inc. Mr. Anderson graduated from the University of Virginia and Harvard Business School.

Mr. Anderson is well qualified to serve on our Board because of his directorship experience and deep understanding of the technology and e-commerce industries.

Todd Boehly. Since June 2020, Mr. Boehly has served as the Chief Executive Officer and member of the Board of Directors of Horizon and since July 2020, he has served as Horizon’s Chief Financial Officer and Chairman. Mr. Boehly has also served as the Chief Executive Officer, Chief Financial Officer and Director of Horizon Acquisition Corporation

II (NYSE: HZON) since August 2020 and of Horizon Acquisition Corporation III (NYSE: HZNA) since November 2020. In 2015, Mr. Boehly co-founded Eldridge, a holding company with a unique network of businesses across finance, technology, real estate and entertainment, and since then has served as the Chairman and Chief Executive Officer. From 2002 to 2015, Mr. Boehly worked at Guggenheim Partners, most recently as president. Mr. Boehly serves on the board of directors of Kennedy-Wilson Holdings (NYSE: KW), the Los Angeles Lakers, Flexjet, PayActiv, CAIS, and Cain International. Mr. Boehly graduated from the College of William & Mary. He also studied at the London School of Economics.

Mr. Boehly is well qualified to serve on our Board because of his substantial experience building and managing businesses.
Jane DeFlorio. Ms. DeFlorio was Managing Director of Deutsche Bank AG Retail/Consumer Sector Investment Banking Coverage from 2007 to 2013. From 2002 to 2007, Ms. DeFlorio was an Executive Director in the Investment Banking Consumer and Retail Group at UBS Investment Bank. Ms. DeFlorio has served on the Board of SITE Centers Corp. (NYSE: SITC) since 2017, where she is Chair of the Audit Committee and a member of the Compensation and Pricing Committees. Ms. DeFlorio served as a Director of Perry Ellis International from 2014 to 2018. Ms. DeFlorio is a member of the Board of Trustees and Chairman of the Audit and Risk Committee at The New School University in New York City. She also serves on the Boards of Directors for The Parsons School of Design and the Museum at Fashion Institute of Technology. Ms. DeFlorio graduated from the University of Notre Dame and Harvard Business School.

Ms. DeFlorio is well qualified to serve on our Board because of her over 15 years of experience in investment banking, as well as her recent public board service.

Craig Dixon. Mr. Dixon is the Co-Founder and Co-Chief Executive Officer of The St. James, a leading developer and operator of premium performance, wellness and lifestyle brands, technology experiences and destinations. From 2006 to 2013, Mr. Dixon was Senior Counsel and Assistant Corporate Secretary at Smithfield Foods, a global food business. Mr. Dixon began his legal career at McGuireWoods LLP and Cooley LLP, and as a Law Clerk to the Honorable James R. Spencer, United States District Court for the Eastern District of Virginia. He is a member of the Board of Trustees of Episcopal High School. Mr. Dixon graduated from the College of William & Mary and William & Mary School of Law.

Mr. Dixon is well qualified to serve on our Board because of his extensive experience in corporate governance and business transactions, as well as his executive experience.

David Donnini. Mr. Donnini joined GTCR in 1991 and is currently a Managing Director. Prior to joining GTCR, Mr. Donnini worked at Bain & Company. Mr. Donnini is currently a Director of AssuredPartners, Consumer Cellular, Park Place Technologies and Sotera (NYSE: SHC), where he serves on the Nomination and Corporate Governance Committee. Mr. Donnini graduated from Yale University and Stanford Graduate School of Business.

Mr. Donnini is well qualified to serve on our Board because of his directorship experience and deep understanding of the technology and e-commerce industries.

Tom Ehrhart. Mr. Ehrhart joined GTCR in 2012 and is currently a Director. Prior to joining GTCR, Mr. Ehrhart worked as an Analyst in the Financial Institutions group at Credit Suisse. Mr. Ehrhart serves on the Board of Directors of AssuredPartners and Consumer Cellular. He was previously a Director of GreatCall and Park Place Technologies. Mr. Ehrhart graduated from Georgetown University.

Mr. Ehrhart is well qualified to serve on our Board because of his directorship experience and deep understanding of the technology and e-commerce industries.

Julie Masino. Since January 2020, Ms. Masino has served as the President, International of Taco Bell, a subsidiary of Yum! Brands (NYSE: YUM). From January 2018 to December 2019, Ms. Masino served as President, North America of Taco Bell. Ms. Masino held senior positions at Mattel (NASDAQ: MAT) from April 2017 to January 2018 and at Sprinkles Cupcakes from 2014 to 2017. Ms. Masino serves on the Board of PhysicianOne Urgent Care. Ms. Masino graduated from Miami University.

Ms. Masino is well qualified to serve on the Board because of her extensive experience in the areas of marketing, organizational strategy, technology, and public company leadership.

Martin Taylor. Mr. Taylor has been an Operating Managing Director at Vista Equity Partners since 2006. Prior to joining Vista, Mr. Taylor spent over 13 years at Microsoft Corporation, including in roles managing corporate strategy, sales, product marketing and segment focused teams in North America and Latin America. Mr. Taylor has served on the Board of Jamf Holding Corp. (NASDAQ: JAMF) since 2017 and Ping Identity Holding Corp. (NYSE: PING) since November 2020. Mr. Taylor graduated from George Mason University.

Mr. Taylor is well qualified to serve on the Board because of his extensive experience in the areas of corporate strategy, technology, finance, business transactions and software investments.

Our Executive Officers

Below are the names, ages and principal occupations of each of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Executive Officer Since	Position
Stanley Chia	40	2018	Chief Executive Officer and Director
Riva Bakal	37	2021	SVP, Strategy and Product
Lawrence Fey	41	2020	Chief Financial Officer
David Morris	47	2021	General Counsel
Jon Wagner	49	2018	Chief Technology Officer

Riva Bakal. Ms. Bakal joined Vivid Seats in February 2019 as our Vice President of Strategy and Corporate Development. From August 2016 to December 2018, Ms. Bakal held a variety of senior positions across functions at Grubhub, most recently serving as Vice President of Market Operations. Ms. Bakal is a graduate of the Massachusetts Institute of Technology and Harvard Business School.

Lawrence Fey. Mr. Fey joined Vivid Seats in April 2020 and served as a member of our Board from July 2017 through February 2020. From 2005 until 2020, he worked at GTCR, a private equity firm, most recently serving as a Managing Director. While at GTCR, Mr. Fey was a member of the Board of many successful investments, including Six3 Systems, CAMP Systems, Zayo Group, Cision, Park Place Technologies, GreatCall, Simpli.fi and EaglePicher. Mr. Fey graduated from Dartmouth College.

David Morris. Mr. Morris joined Vivid Seats in June 2021. From 2008 until he joined Vivid Seats, he worked at TripAdvisor Inc., most recently as Vice President and Associate General Counsel. From 2003 to 2008, he worked at Invensys, PLC, most recently as Senior Counsel. Mr. Morris began his legal career at the law firms of WilmerHale and Hinckley Allen. Mr. Morris serves on the Board of the Doug Flutie Jr. Foundation for Autism and the Brandeis University Alumni Association. Mr. Morris received his undergraduate degree from Brandeis University, and graduate degrees from Boston University School of Law, Suffolk University Sawyer Business School, and Boston University School of Communications.

Jon Wagner. Mr. Wagner joined Vivid Seats in December 2018 with over 25 years of experience in the technology sector, including most recently as a freelance Decision Engineering Consultant from January 2018 to December 2018. From June 2017 to January 2018, Mr. Wagner served as Co-Founder of Aidan.ai, a start-up specializing in applied artificial intelligence, from February 2017 to May 2017, he served as Vice President of Systems and Decision Engineering at Grubhub, and from March 2015 to February 2017, he served as Chief Operating Officer of Zoomer, a B2B food delivery company. Mr. Wagner graduated from La Salle University.

Family Relationships

There are no family relationships among our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 other than one Form 3 that reflected no beneficial ownership of any class of equity securities of Vivid Seats during the year ended December 31, 2021 that was filed late by Edward Pickus, our Chief Accounting Officer.

Code of Ethics

We have a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, www.vividseats.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K.

Corporate Governance

Audit Committee

The Audit Committee consists of Julie Masino, Craig Dixon and Jane DeFlorio, who serves as Chair of the Audit Committee. The parties have affirmatively determined that each member of the Audit Committee qualifies as independent under Nasdaq rules applicable to Board members generally and under Nasdaq rules and Exchange Act Rule 10A-3 specific to Audit Committee members. All members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, Jane DeFlorio qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

ITEM 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2021, our “named executive officers” and their positions were as follows:

•
Stanley Chia, Chief Executive Officer;
•
Lawrence Fey, Chief Financial Officer; and
•
Jon Wagner, Chief Technology Officer.

2021 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Stanley Chia, Chief Executive Officer	2021	600,000	2,500,000	4,303,791	900,000	20,417	8,324,208
	2020	551,539	1,042,105	—	275,769	26,906	1,896,319
Lawrence Fey, Chief Financial Officer	2021	300,000	2,000,000	3,443,033	225,000	11,400	5,979,433
	2020	192,692	483,973	—	48,173	6,877	731,715
Jon Wagner, Chief Technology Officer	2021	360,231	1,000,000	1,721,516	270,173	11,400	3,363,320
	2020	350,000	303,354	—	87,500	9,205	750,059

(1) The amounts shown in this column represent restricted stock units granted under our 2021 Incentive Award Plan. The amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Item 8 "Financial Statements and Supplementary Data - Note 20 to our Consolidated Financial Statements" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – Equity-Based Compensation" .

(2) The amounts shown in this column represent stock options granted under our 2021 Incentive Award Plan. The amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Item 8 "Financial Statements and Supplementary Data - Note 20 to our Consolidated Financial Statements" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – Equity-Based Compensation."

(3) The amounts shown in this column represent cash incentive awards earned for 2021 and paid in the first quarter of 2022 under our Annual Incentive Plan. See “2021 Annual Incentive Plan Awards” below.

(4) The amount for Mr. Chia reflects (a) Young President’s Organization international membership in the amount of $9,017, and (b) employer matching contribution under our 401(k) in the amount of $11,400. The amounts for Mr. Fey and Mr. Wagner reflect employer matching contributions under our 401(k).

2021 Salaries

The named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Other than a four percent (4%) merit increase to Mr. Wagner’s base salary in March 2021, there were no changes to the named executive officers’ base salaries in 2021.

2021 Annual Incentive Plan Awards

In 2021, each of the named executive officers was eligible to receive a cash incentive award under our 2021 Annual Incentive Plan (“AIP”); the targeted award levels for officers for the AIP are specified in their respective employment agreements, expressed as a percentage of annual base salary, as described below in “Executive Compensation Arrangements”. Actual award payouts were determined by us on a discretionary basis based on our overall performance for the year, as well as each individual’s performance, subject to each named executive officer’s continued employment through the payment date.

The 2021 AIP was designed by our Compensation Committee in early 2021 to stimulate and support a high-performance environment by tying 2021 cash incentive awards to the attainment of short-term goals across two metrics aligned with our financial objectives that the committee believed are valued by our stockholders: revenue (50% weighting) and adjusted EBITDA (50% weighting). The committee further determined that for each metric, the award payout would be determined by measuring our actual performance, based on our financial results for 2021, against our 2021 operating plan targets approved by our board of directors in early 2021, as set out in the following graph:

	Actual Revenue / Adjusted EBITDA Performance as % of Operating Plan Target	Payout
Threshold	85%	40%
	90%	60%
	95%	80%
Target	100%	100%
	105%	120%
	110%	135%
Maximum	115%	150%

No payout would be received for Company performance less than 85% of the operating plan target. The maximum award payout that could be earned was 150% of the target value. To the extent the level of achievement fell between any of the levels in the above graph, straight-line interpolation would be utilized to calculate the payout level for the metric. There was substantial uncertainty at the time the committee established the targets as to the likelihood of our attainment of the targeted levels of performance and the actual payout of the AIP. Each officer’s AIP award was subject to continued employment through the payment date.

Based on our 2021 achievement of actual revenue and adjusted EBITDA at levels 263% and 1,557%, respectively, above the operating plan targets, the Compensation Committee in early 2022 determined that the cash incentive awards earned for 2021 under the AIP would be 150% of the targeted award levels for each executive officer.

Equity Compensation

Equity-based awards for our named executive officers were granted in the form of restricted stock units and stock options under our 2021 Incentive Award Plan.

We adopted the 2021 Incentive Award Plan in order to facilitate the grant of cash and equity incentives to our directors, employees (including our named executive officers) and consultants and certain of our affiliates and to enable us and certain of our affiliates to obtain and retain services of these individuals, which is essential to our long-term success. The plan became effective on the date on which it was adopted by our board of directors, subject to approval of such plan by our stockholders. See “Outstanding Equity Awards at Fiscal Year-End” for additional information on the equity awards granted during 2021.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers will be eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•
medical, dental and vision benefits;
•
medical and dependent care flexible spending accounts;
•
short-term and long-term disability insurance; and
•
life insurance

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Executive Compensation Arrangements

Stanley Chia, Chief Executive Officer

On October 3, 2018, we entered into an employment agreement with Mr. Chia, providing for his position as our Chief Executive Officer. Subsequently, on August 9, 2021, we and Vivid Seats, LLC entered into a new employment agreement with Mr. Chia that became effective upon the closing of the Business Combination, and superseded his existing employment agreement. For purposes of the following description of Mr. Chia’s employment terms, we refer to his existing employment agreement and his new employment agreement that became effective upon the closing of the Business Combination, collectively, as the "Chia Employment Agreement." Mr. Chia’s employment with us is at-will and either party may terminate the Chia Employment Agreement without notice.

With respect to 2021, the Chia Employment Agreement provided that Mr. Chia was entitled to a base salary of $600,000 per year, that Mr. Chia had the opportunity to earn an annual incentive bonus in an amount equal to up to one-hundred percent (100%) of his annual base salary, determined by reference to the attainment of Company performance metrics and individual performance objectives, in each case, in the sole discretion of our board of directors, and that Mr. Chia was also entitled to participate in our health and welfare plans.

Under the Chia Employment Agreement, Mr. Chia is subject to perpetual confidentiality, a non-compete provision during his employment and in the one-year period post termination, a non-solicitation of customers and employee provision during his employment and in the one-year period post termination and a perpetual mutual non-disparagement provision.

The Chia Employment Agreement also provides for potential payments upon termination as described below under “Potential Payments Upon Termination”.

Lawrence Fey, Chief Financial Officer

On March 19, 2020, we entered into an employment agreement with Mr. Fey, providing for his position as our Chief Financial Officer. Subsequently, on August 9, 2021, we and Vivid Seats, LLC entered into a new employment agreement with Mr. Fey that became effective upon the closing of the Business Combination, and then superseded his existing employment agreement. For purposes of the following description of Mr. Fey’s employment terms, we refer to his existing employment agreement and his new employment agreement that became effective upon the closing of the Business Combination, collectively, as the “Fey Employment Agreement.” Mr. Fey’s employment with us is at-will and either party may terminate the Fey Employment Agreement without notice.

With respect to 2021, the Fey Employment Agreement provided that Mr. Fey was entitled to a base salary of $300,000 per year and that Mr. Fey was entitled to participate in our health and welfare plans. Mr. Fey has the opportunity to earn an annual incentive bonus in an amount equal to up to fifty percent (50%) of his annual base salary, determined by reference to the attainment of Company performance metrics and individual performance objectives, in each case, in the sole discretion of our board of directors.

Under the Fey Employment Agreement, Mr. Fey is subject to perpetual confidentiality, a non-compete provision during his employment and in the one-year period post termination, a non-solicitation of customers and employee provision during his employment and in the one-year period post termination and a perpetual mutual non-disparagement provision.

In addition, Mr. Fey is also party to a and restrictive covenants agreement, pursuant to which he is subject to perpetual confidentiality, a non-compete provision during his employment and in the two-year period post termination, a non-solicitation of customers and employee provision during his employment and in the two-year period post termination and a perpetual non-disparagement provision in favor of us.

The Fey Employment Agreement also provides for potential payments upon termination as described below under “Potential Payments Upon Termination”.

Jon Wagner, Chief Technology Officer

On December 4, 2018, we entered into an employment agreement with Mr. Wagner, providing for his position as our Chief Technology Officer. Mr. Wagner’s employment with us is at-will and either party may terminate the Wagner Employment Agreement without notice.

Subsequently, on August 9, 2021, we and Vivid Seats, LLC entered into a new employment agreement with Mr. Wagner that became effective upon the closing of the Business Combination, and then superseded his existing employment agreement. For purposes of the following description of Mr. Wagner’s employment terms, we refer to his existing employment agreement and his new employment agreement that became effective upon the closing of the Business Combination, collectively, as the “Wagner Employment Agreement.”

The Wagner Employment Agreement provides that Mr. Wagner is entitled to a base salary of $350,000 per year, which was increased based on merit to $364,000 in March 2021. Mr. Wagner has the opportunity to earn an annual incentive bonus in an amount equal to up to fifty percent (50%) of his annual base salary, determined in the sole discretion of our board of directors. Mr. Wagner is currently not entitled to any severance payments. Mr. Wagner is also entitled to participate in our health and welfare plans. Mr. Wagner has the opportunity to earn an annual incentive bonus in an amount equal to up to fifty percent (50%) of his annual base salary, determined by reference to the attainment of our performance metrics and individual performance objectives, in each case, in the sole discretion of our board of directors.

Under the Wagner Employment Agreement, Mr. Wagner is subject to perpetual confidentiality, a non-compete provision during his employment and in the one-year period post termination, a non-solicitation of customers and employee provision during his employment and in the one-year period post termination and a perpetual mutual non-disparagement provision.

In addition, Mr. Wagner is also party to an employment and restrictive covenants agreement, pursuant to which he is subject to perpetual confidentiality, a non-compete provision during his employment and in the two-year period post termination, a non-solicitation of customers and employee provision during his employment and in the two-year period post termination and a perpetual non-disparagement provision in favor of us.

The Wagner Employment Agreement also provides for potential payments upon termination as described below under “Potential Payments Upon Termination”.

Potential Payments Upon Termination

The Chia Employment Agreement, the Fey Employment Agreement and the Wagner Agreement provide that upon termination of their employment by us without Cause (as defined below) or if they resign for Good Reason (as defined below), they will be entitled to receive, subject to their execution and non-revocation of a release of claims: (a) continued payment of their annual base salary for the periods set forth below, (b) a prorated annual cash incentive payment for the year in which termination occurs (determined at fifty percent (50%) achievement), (c)

payment of any unpaid bonus or annual cash incentive payment for a prior fiscal year, and (d) reimbursement for COBRA health insurance premiums for the periods set forth below.

	Annual Base Salary	COBRA Health Insurance Premiums
Mr. Chia	12 months	12 months
Mr. Fey	12 months	12 months
Mr. Wagner	9 months	9 months

“Cause” is defined, with respect to each executive officer, as:

(a) a material failure to perform his responsibilities or duties under the applicable employment agreement or those other responsibilities or duties as reasonably requested from time to time by our board of directors;

(b) engagement in illegal conduct or gross misconduct that has materially harmed or is reasonably likely to materially harm our standing and reputation;

(c) commission or conviction of, or plea of guilty or nolo contendere to, a felony, a crime involving moral turpitude or any other act or omission that has materially harmed or is reasonably likely to materially harm our standing and reputation;

(d) a material breach of the duty of loyalty or our code of conduct and business ethics, in either case, that has materially harmed or is reasonably likely to materially harm our standing and reputation or material breach of his restrictive covenants agreement or any other material written agreement with us;

(e) dishonesty that has materially harmed or is reasonably likely to materially harm us;

(f) fraud, gross negligence or repetitive negligence committed without regard to corrective direction in the course of discharge of his duties as an employee; or

(g) excessive and unreasonable absences from his duties for any reason (other than authorized leave as a result of his death or disability);

provided, however, as to clauses (a), (b), (d), (f) or (g), an event will only constitute Cause after written notice has been given by our board of directors and has not been cured for a period of thirty (30) days.

“Good Reason” is defined, with respect to each executive officer, as:

(a) a material adverse change in title, position, duties or responsibilities, including, but not limited, to (x) our failure to maintain the title, position, duties and responsibilities as set forth below, (y) any requirement to report directly to anyone other than as set forth below, or (z) with respect to Mr. Chia, while Mr. Chia is our Chief Executive Officer, Mr. Chia’s failure to be nominated to our board of directors or any governing body of us;

(b) a reduction in then-current base salary or then-current targeted annual cash incentive award by more than ten percent (10%);

(c) our material breach of any agreement with the executive officer; or

(d) a relocation of the primary location of work more than thirty (30) miles from the location set forth below;

provided, however, that in each case above the executive officer must (i) first provide written notice to us of the existence of the Good Reason condition within thirty (30) days of the initial existence of such event specifying the basis for his belief that he is entitled to terminate his employment for Good Reason, (b) give us an opportunity to cure any of the foregoing within thirty (30) days following delivery to us of such written notice, and (c) actually resign from employment with us within thirty (30) days following the expiration of our thirty (30) day cure period.

	Position	Reporting Structure	Primary Location
Mr. Chia	sole CEO, most senior officer, and member of Board of Directors	Our Board of Directors	Headquarters in Chicago
Mr. Fey	CFO	CEO or Board of Directors	Austin-Round Rock-San Marcos metropolitan area or Chicago-Naperville-Elgin metropolitan area
Mr. Wagner	CTO	CEO	Philadelphia-Camden-Wilmington metropolitan area or Chicago-Naperville-Elgin metropolitan area

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information regarding each outstanding unexercised or unvested equity award held by our named executive officers as of December 31, 2021.

				Option Awards			Stock Awards
Name	Type of Equity	Grant Date	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Stanley Chia	Profit interests	11/5/2018	—				200,306 (1)	874,262 (8)
	Phantom equity	9/1/2020	—				360,000 (2)	2,674,172 (8)
	Profit interests	9/1/2020	—				360,000 (2)	14,760,865 (8)
	Stock Options	10/19/2021	—	938,812 (3)	12.86 (4)	10/19/2031
	Stock Options	10/19/2021	—	275,682 (3)	15.00	10/19/2031
	Restricted Stock Units	10/19/2021	—				250,000 (5)	2,720,000 (9)
Lawrence Fey	Phantom equity	9/1/2020	—				88,000 (6)	653,686 (8)
	Profit interests	9/1/2020	—				88,000 (6)	3,608,212 (8)
	Profit interests	9/1/2020	—				352,000 (6)	1,310,901 (8)
	Stock Options	10/19/2021	—	751,050 (3)	12.86 (4)	10/19/2031
	Stock Options	10/19/2021	—	220,546 (3)	15.00	10/19/2031
	Restricted Stock Units	10/19/2021	—				200,000 (5)	2,176,000 (9)
Jon Wagner	Profit interests	12/17/2018	—				36,000 (7)	0 (8)
	Phantom equity	9/1/2020	—				61,600 (6)	457,580 (8)

Profit interests	9/1/2020	—				61,600 (6)	2,525,748 (8)
Profit interests	9/1/2020	—				192,000 (6)	715,037 (8)
Stock Options	10/19/2021	—	375,525 (3)	12.86 (4)	10/19/2031
Stock Options	10/19/2021	—	110,273 (3)	15.00	10/19/2031
Restricted Stock Units	10/19/2021	—				100,000 (5)	1,088,000 (9)

(1) Vesting occurs in 20% equal installments on each anniversary of November 5, 2018, subject to Mr. Chia’s continued employment through each vesting date. Upon certain qualifying terminations, (a) an additional 10% of unvested profits interests will accelerate and vest in connection with Mr. Chia’s termination and (b) if a sale of Hoya Topco is consummated in the six-month period following Mr. Chia’s termination, all of the unvested units will accelerate and vest.

(2) Vesting occurs in 20% equal installments on each anniversary of June 30, 2020, subject to Mr. Chia’s continued employment through each vesting date. Upon certain qualifying terminations, (a) an additional 10% of unvested profits interests will accelerate and vest in connection with Mr. Chia’s termination and (b) if a sale of Hoya Topco is consummated in the six-month period following Mr. Chia’s termination, all of the unvested units will accelerate and vest.

(3) The stock options vest in 16 equal quarterly installments beginning on January 19, 2022.

(4) The options were awarded with an original exercise price of $13.09 per share on the date of grant. On the grant date, we anticipated that we would pay an extraordinary dividend of $0.23 per share in the near term. When the dividend was paid on November 2, 2021, the exercise price of the options was reduced by $0.23 per share, which resulted in an exercise price of $12.86 per share.

(5) The restricted stock units vest in 16 equal quarterly installments beginning on January 19, 2022.

(6) Vesting occurs in 20% equal installments on each anniversary of June 30, 2020, subject to the named executive officer’s continued employment through each vesting date.

(7) Vesting occurs in 20% equal installments on each anniversary of December 12, 2018, subject to the named executive officer’s continued employment through each vesting date.

(8) There is no public market for the profits interests. For purposes of this disclosure, we have valued the profits interests primarily based on the Class A share price as of December 31, 2021. The amount reported above under the heading "Market Value of Shares or Units of Stock That Have Not Vested" reflects the intrinsic value of the profits interests as of December 31, 2021, based upon the terms of each individual’s profits interests.

(9) Represents the fair market value per share of our common stock of $10.88, as of December 31, 2021.

Director Compensation

The following table sets forth information concerning the compensation of our Board for the year ended December 31, 2021. Please note that Mr. Chia receives no compensation for his role as director, and the entirety of his compensation is reported in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
Mark Anderson	9,680.71	320,000	—	329,681
Todd Boehly	9,680.71	320,000	—	329,681
Jane DeFlorio	10,190.22	320,000	—	330,190
Craig Dixon	10,190.22	320,000	—	330,190
David Donnini	10,699.73	320,000	—	330,700
Tom Ehrhart	9,171.20	320,000	—	329,171
Julie Masino	11,209.24	320,000	—	331,209
Martin Taylor	—	—	—	—

(1) The amounts shown in this column for 2021 represent awards granted under our 2021 Incentive Award Plan. The amounts listed are equal to the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Item 8 "Financial Statements and Supplementary Data - Note 20 to our Consolidated Financial Statements" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – Equity-Based Compensation".

(2) The restricted stock units vest in five equal annual installments on the first five anniversaries of the date of grant, subject to the non-employee director’s continued service through each vesting date.

We pay each non-employee director an annual base cash fee of $40,000 for service as our director. Members of the Audit Committee are paid an additional annual cash fee of $10,000 in recognition of the additional responsibilities the Audit Committee holds. Members of the Compensation Committee are paid an additional annual cash fee of $5,000 in recognition of the additional responsibilities the Compensation Committee holds. Members of the Nominating and Corporate Governance Committee are paid an additional annual cash fee of $7,500 in recognition of the additional responsibilities the Nominating and Corporate Governance Committee holds. All fees are earned on a quarterly basis. No additional fees are paid for attending meetings of our Board or any committee of our Board. We reimburse expenses incurred by directors in attending meetings of our Board of Directors and of our respective committees.

Our non-employee director compensation policy provides for the grant of equity to each non-employee director as follows:

•
Restricted stock units having an aggregate grant date fair value of $320,000 on the date of his or her initial election or appointment to our Board, which will vest in five equal installments on the first five anniversaries of the date of grant, and
•
Restricted stock units having an aggregate grant date fair value of $160,000 on an annual basis on the date of our annual meeting of shareholders; provided, however, that the value of this award will be paid pro rata based on the number of days that have elapsed during the Board term. Each annual award will vest on the earlier of the day before the date of the first annual meeting of shareholders after the date of grant and the first anniversary of the date of grant.

Each equity grant requires continued service on our Board through the applicable vesting date. No portion of an equity award that is unvested at the time of a director’s termination of service on our Board will vest thereafter, subject, in the case of death or disability, to the award remaining outstanding for 30 days following such event and the discretion of our Board (or a designated committee thereof) to accelerate unvested awards during such period. All of a director’s equity award will vest in full immediately prior to a change in control, to the extent outstanding at such time.

Compensation Committee Interlocks and Insider Participation

During the 2021 fiscal year, the Compensation Committee consisted of David Donnini, Julie Masino and Tom Ehrhart, with David Donnini serving as the chair of the committee. None of these individuals has served as our officer or employee or for any of our subsidiaries. We are not aware of any Compensation Committee interlocks.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans approved by shareholders, which are the 2021 Incentive Award Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,439,597(1)	$13.56(2)	10,148,463(3)
Equity compensation plans not approved by security holders	__	__	__
Total	5,439,597(1)	$13.56(2)	10,148,463(3)

(1) The securities listed are comprised of 1,378,111 shares that may be issued pursuant to stock options upon exercise and 4,061,486 shares that may be issued pursuant to restricted stock units upon vesting pursuant to the 2021 Plan. The securities listed exclude purchase rights outstanding under the 2021 ESPP.

(2) Represents the weighted average exercise price of outstanding options to purchase common stock. No weighting is assigned to restricted stock units as no exercise price is applicable to such restricted stock units.

(3) The securities listed are comprised of 7,550,453 shares available for future issuance under the 2021 Plan and 2,598,010 shares available for issuance under the 2021 ESPP. The number of shares of common stock reserved for issuance under the 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by a number equal to the lesser of (i) two percent (2%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of Shares (as defined in the 2021 Plan) as is determined by the Board. The number of shares of common stock reserved for issuance under the 2021 ESPP will also increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 by a equal to the lesser of (a) 0.5% of the aggregate number of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of Shares (as defined in the 2021 ESPP) as determined by the Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our Class A and Class B common stock by:

•
stockholders who beneficially owned more than 5% of the outstanding shares of our common stock;
•
each of our named executive officers and directors; and
•
all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. We have based our calculation of the percentage of beneficial ownership on 79,166,943 shares of Class A common stock and 118,200,000 shares of Class B common stock issued and outstanding as of February 28, 2022.

Unless otherwise indicated, we believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to all shares of voting shares beneficially owned by them.

Unless otherwise noted, the business address of each of those listed in the table below is 111 N. Canal Street, Suite 800, Chicago, IL 60606.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Number	%	Number	%	Combined Voting Power (%) (1)
Five Percent Holders:
Hoya Topco, LLC (2)	—	—	124,200,000	100	61.07
Eldridge Industries, LLC (3) (5)	100,243,630	80.29	—	—	41.24
The Vanguard Group (4)	4,108,645	5.19	—	—	2.08
Delaware Life Holdings Parent II, LLC (6)	5,000,000	6.32	—	—	2.53
Named Executive Officers:
Stanley Chia (3)	183,061	*	—	—	*
Lawrence Fey (3)	146,449	*	—	—	*
Jon Wagner (3)	71,085	*	—	—	*
Non-Employee Directors:
Mark Anderson (2) (3)	—	*	124,200,000	100	61.07
Todd Boehly (3) (5)	100,243,630	80.29	—	—	41.24
Jane DeFlorio (3)	—	*	—	—	*
Craig Dixon (3)	—	*	—	—	*
David Donnini (2) (3)	—	*	124,200,000	100	61.07
Tom Ehrhart (3)	—	*	—	—	*
Julie Masino (3)	—	*	—	—	*
Martin Taylor (3)	—	*	—	—	*
All directors and executive officers, as a group (13 individuals)
	100,705,080	80.38	124,200,000	100	90.15

*Less than 1%

(1) Percentage of combined voting power represents voting power with respect to all shares of Class A common stock and Class B common stock, voting together as a single class. Each holder of Class A common stock and Class B common stock is entitled to one vote per share.

(2) GTCR Fund XI/B LP (“GTCR Fund XI/B”), GTCR Fund XI/C LP (“GTCR Fund XI/C”) and certain other entities affiliated with GTCR LLC (“GTCR”) have the right to appoint a majority of the members of the Board of Managers of Hoya Topco, LLC. GTCR Partners XI/B LP (“GTCR Partners XI/B”) is the general partner of GTCR Fund XI/B. GTCR Partners XI/A&C LP (“GTCR Partners XI/A&C”) is the general partner of GTCR Fund XI/C LP. GTCR Investment XI LLC (“GTCR Investment XI”) is the general partner of each of GTCR Partners XI/B and GTCR Partners XI/A&C. GTCR Investment XI is managed by a Board of Managers which includes Mark M. Anderson and David A. Donnini, and no single person has voting or dispositive authority over the securities reported herein. As such, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the securities reported herein. Each of them disclaims any such beneficial ownership. The address for each of the entities and individuals is 300 North LaSalle Street, Suite 5600, Chicago, Illinois, 60654. This amount includes shares of Class B common stock issuable in connection with

6,000,000 Vivid Seats Class B Warrants. The following table sets forth our directors’ and named executive officers’ direct and indirect beneficial ownership interests in Hoya Topco, LLC excluding, in the case of directors, any shares indirectly owned by such individuals as a result of his or her partnership interest in GTCR or its affiliates.

Name of Beneficial Owner	Class B Units	Class B-1 Incentive Units	Class C Units(a)	Percentage of Class C Units Beneficially Owned	Class D Units	Class E Units
Stanley Chia(b)	—	450,000	—	—	—	500,765
Lawrence Fey(c)	—	110,000	—	—	440,000	—
Jon Wagner(d)	—	77,000	—	—	330,000	—

(a) The Class C Units are the voting securities of Hoya Topco, LLC.

(b) Includes vested and unvested interests. Excludes 450,000 phantom units of Hoya Topco. The Class E Units are profit interests of Hoya Topco.

(c) Includes vested and unvested interests. Excludes 110,000 phantom units of Hoya Topco. The Class D Units are profit interests of Hoya Topco.

(d) Includes vested and unvested interests. Excludes 77,000 phantom units of Hoya Topco. The Class D Units are profit interests of Hoya Topco.

(3) The following table sets forth our named executive officers’, directors’, and executive officers and directors as a group's shares of common stock subject to options that are exercisable within 60 days of February 28, 2022.

Name of Beneficial Owner	Number of Shares subject to Options
Executive Officers
Stanley Chia	151,811
Lawrence Fey	121,449
Jon Wagner	60,724
Non-Employee Directors
Mark Anderson	—
Todd Boehly	—
Jane DeFlorio	—
Craig Dixon	—
David Donnini	—
Tom Ehrhart	—
Julie Masino	—
Martin Taylor	—
All executive officers and directors as a group (13 individuals)	386,014

(4) The number of shares of Class A common stock held by The Vanguard Group (“Vanguard”) is based on a Schedule 13G filed with the SEC on February 10, 2022 by Vanguard. Vanguard reported that it has sole voting power with respect to 0 shares, shared voting power with respect to 3,710 shares, sole dispositive power with respect to 4,097,467 shares and shared dispositive power with respect to 11,178 shares. The address of Vanguard is 100 Vanguard Blvd. Malvern, PA 19355.

(5) Interests shown consist of shares of Class A common stock held by Eldridge Industries, LLC (“Eldridge”), Horizon Sponsor, LLC (“Horizon”) and Post Portfolio Trust, LLC (“PPT”). Interests shown include (i) 52,057,173 shares of Class A common stock and (ii) 45,686,457 shares of Class A common stock subject to warrants that are exercisable within 60 days of February 28, 2022. Eldridge is a private investment firm specializing in providing both equity and debt capital. Todd L. Boehly is the Chairman, Chief Executive Officer and indirect controlling member of Eldridge and in such capacity may be deemed to have voting and dispositive power with respect to the shares held by Horizon and PPT. DraftKings has appointed Mr. Boehly as its true and lawful proxy and attorney-in-fact, with full power of substitution, for and in the name, place and stead of DraftKings, to represent it at all annual and special meetings of our stockholders and all written consents of our stockholders with respect to the shares of Class A common stock held by DraftKings and to vote such shares at any meeting of our stockholders, however called, and at any adjournment or adjournments thereof, or in connection with any written consent of our stockholders, and to otherwise do all things which DraftKings might do if present and acting itself with respect to such shares. As such, Mr. Boehly may be deemed to have voting power with respect to the shares held by DraftKings for so long as DraftKings still holds such shares until October 18, 2022. Eldrige and Mr. Boehly have shared voting and dispositive power with respect to 100,243,630 shares; Horizon has shared voting and dispositive power with respect to 61,236,457 shares; and PPT has shared voting and dispositive power with respect to 36,507,173 shares. The address of DraftKings is 222 Berkeley Street, Boston, MA 02116. The address for each of the other entities and individual listed in this footnote is 600 Steamboat Road, Suite 200, Greenwich, CT 06830.

(6) Based on a Schedule 13G filed with the SEC on March 4, 2022 on behalf of Vivid Public Holdings, LLC (“VPH”), DLHPII Public Investments, LLC (“Public Investment”), DLHPII Investment Holdings, LLC (“Investment Holdings”), Delaware Life Holdings Parent II, LLC (“Parent”), Delaware Life Holdings Manager, LLC (“Manager”) and Mark R. Walter (“Mr. Walter”) (together, VPH, Public Investment, Investment Holdings, Parent, Manager, and Mr. Walter are the “Reporting Persons”). Consists of 5,000,000 shares of Class A Common Stock (the “Class A Shares”) held directly by VPH. VPH is a wholly-owned subsidiary of Public Investments. Public Investments is a wholly-owned subsidiary of Investment Holdings. Investment Holdings is a wholly-owned subsidiary of Parent. Each of VPH, Public Investments, Investment Holdings and Parent is managed by Manager and each of Parent and Manager is controlled by Mr. Walter. Each of the Reporting Persons have shared voting and dispositive power over the securities reported. Each of Public Investments, Investment Holdings, Parent, Manager and Mr. Walter disclaim beneficial ownership of such securities except to the extent of their respective pecuniary interest therein. The principal business address of each of VPH, Public Investments, Investment Holdings, Parent, Manager and Mr. Walter is 227 West Monroe, Suite 5000 Chicago, IL 60606.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our Board adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “related person transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•
any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
•
any person who is known by us to be the beneficial owner of more than 5% of our voting shares;
•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting shares, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting shares; and
•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our Audit Committee charter, the Audit Committee has the responsibility to review related party transactions.

Related Party Transactions Since January 1, 2021

Viral Nation

We signed an agreement with Viral Nation. Viral Nation is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Viral Nation will produce a B2C campaign to improve our online brand reputation. The approximate dollar value of this transaction is $240,000.

Eldridge Industries owns in excess of twenty-five percent (25%) of Viral Nation. Todd Boehly is the co-founder, Chairman and CEO of Eldridge Industries and is a member of our Board.

The Audit Committee reviewed the facts and circumstances of this related person transaction pursuant to our formal policy for the review, approval or ratification of related party transactions.

Rolling Stone

We signed two agreements with Rolling Stone to sponsor events and receive other marketing benefits. Rolling Stone is a high-profile magazine and media platform that focuses on music, film, TV, and news coverages.

We sponsored a party after Lollapalooza in Chicago at TAO with Rolling Stone (“TAO Event”). The approximate dollar value of this sponsorship was $145,000. We also sponsored a Rolling Stone party at Super Bowl LVI (“Super Bowl Event”). The approximate dollar value of this sponsorship was $140,000.

Eldridge Industries owns in excess of twenty percent (20%) of Rolling Stone. Todd Boehly is the co-founder, Chairman and CEO of Eldridge Industries and is a member of our Board.

Prior to the Merger Transaction, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the TAO Event was not reviewed, approved or ratified in accordance with any such policy.

The Audit Committee reviewed the facts and circumstances of the Super Bowl Event pursuant to our formal policy for the review, approval or ratification of related party transactions.

Composition of the Board of Directors

The Board is chaired by David Donnini, and includes Stanley Chia, Todd Boehly, Martin Taylor, Jane DeFlorio, Julie Masino, Craig Dixon, Mark Anderson and Tom Ehrhart, four of whom qualify as independent.

Director Independence

As a result of our Class A common stock and warrants being listed on Nasdaq, we are required to comply with the applicable rules of Nasdaq in determining whether a director is independent. Our Board has determined that each of Martin Taylor, Jane DeFlorio, Julie Masino and Craig Dixon qualifies as “independent” as defined under the applicable Nasdaq rules. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Controlled Company Exemption

GTCR Fund XI/B LP, GTCR Fund XI/C LP, GTCR Co-Invest XI LP, GTCR Golder Rauner, LLC, GTCR Golder Rauner II, LLC, GTCR Management XI LLC and GTCR LLC collectively beneficially own more than 50% of the combined voting power for the election of our directors to our Board. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq and may elect not to comply with certain corporate governance standards including, but not limited to, the following requirements:

•
that a majority of our Board consist of directors who qualify as “independent” as defined under Nasdaq rules;
•
that we have a Nominating and Corporate Governance Committee and, if we have such a committee, that it is composed entirely of independent directors; and
•
that we have a Compensation Committee and, if we have such a committee, that it is composed entirely of independent directors.

We may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and the shares of our Class A common stock continue to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods. See “Risk Factors — Risks Related to Our Organizational Structure — We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, rely on exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.”

ITEM 14. Principal Accountant Fees and Services

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us for the years ended December 31, 2021 and 2020 (in thousands):

Fee Category	2021	2020
Audit Fees(1)	$1,457	$793
Audit-Related Fees(2)	897	2,726
Total Fees	$2,354	$3,519

(1) Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of other audit and attest services not required by statute or regulation, including those related to the Merger Transaction.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Deloitte and Touche LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Deloitte and Touche LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance our ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Deloitte and Touche LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Transaction Agreement dated April 21, 2021 among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	S-4	2.1	05/28/2021
2.2

Purchase, Sale and Redemption Agreement dated April 21, 2021 among Hoya Topco, LLC, Hoya Intermediate, LLC, Vivid Seats Inc., Crescent Mezzanine Partners VIB, L.P., Crescent Mezzanine Partners VIC, L.P., NPS/Crescent Strategic Partnership II, LP, CM7C VS Equity Holdings, LP, Crescent Mezzanine Partners VIIB, L.P., CM6B Vivid Equity, Inc., CM6C Vivid Equity, Inc., CM7C VS Equity, LLC, CM7B VS Equity, LLC, Crescent Mezzanine Partners VI, L.P., Crescent Mezzanine Partners VII, L.P., Crescent Mezzanine Partners VII (LTL), L.P., CBDC Universal Equity, Inc., Crescent Capital Group, LP and Horizon Acquisition Corporation

		S-4	2.2	05/28/2021
2.3	Plan of Merger dated October 18, 2021 among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement dated October 14, 2021 between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate of Vivid Seats Inc.	*			*
4.3	Specimen Warrant Certificate of Vivid Seats Inc.	*			*
4.4	Description of Capital Stock	*			*
10.1	Stockholders’ Agreement dated October 18, 2021 among Vivid Seats Inc., Hoya Topco, LLC and Horizon Sponsor, LLC	8-K	10.1	10/22/2021

10.2	Amended and Restated Registration Rights Agreement dated October 18, 2021 among Vivid Seats Inc., Hoya Topco, LLC and Horizon Sponsor, LLC	8-K	10.2	10/22/2021
10.3	Tax Receivable Agreement dated October 18, 2021 among Vivid Seats Inc., Hoya Intermediate, LLC, GTCR Management XI, LLC, Hoya Topco, LLC and several Blocker TRA Holders	8-K	10.3	10/22/2021
10.4	Private Warrant Agreement dated October 18, 2021 between Vivid Seats Inc. and Hoya Topco, LLC	8-K	10.6	10/22/2021
10.5	Amended and Restated Warrant Agreement dated October 14, 2021 between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
10.6	Private Warrant Agreement dated October 15, 2021 between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.8	10/22/2021
10.7	Private Warrant Agreement dated October 15, 2021 between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.9	10/22/2021
10.8	Private Warrant Agreement ($10.00 exercise price) dated October 18, 2021 between Hoya Intermediate, LLC and Hoya Topco, LLC	8-K	10.10	10/22/2021
10.9	Private Warrant Agreement ($15.00 exercise price) dated October 18, 2021 between Hoya Intermediate, LLC and Hoya Topco, LLC	8-K	10.11	10/22/2021
10.10	Form of Subscription Agreement	S-4/A	10.4	10/22/2021
10.11#	Form of Indemnification Agreement	8-K	10.5	10/22/2021
10.12#	2021 Incentive Award Plan	S-8	99.1	10/18/2021
10.13#	2021 Employee Stock Purchase Plan	S-8	99.2	10/18/2021
10.14#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	S-8	99.3	10/18/2021
10.15#	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	S-8	99.4	10/18/2021
10.16#	Form of Stock Option Grant Notice and Stock Option Agreement	S-8	99.5	10/18/2021
10.17#	Non-Employee Director Compensation Policy	S-4/A	10.36	09/09/2021
10.18#	Employment Agreement dated August 9, 2021, among Stanley Chia, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	10.14	08/16/2021

10.19#	Employment and Restrictive Covenants Agreement, dated April 1, 2020, between Lawrence Fey and Vivid Seats LLC	S-4/A	10.19	08/16/2021
10.20#	Employment Agreement dated August 9, 2021, among Lawrence Fey, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	10.18	08/16/2021
10.21#	Employment and Restrictive Covenants Agreement, dated December 12, 2018, between Jon Wagner and Vivid Seats LLC	S-4/A	10.24	08/16/2021
10.22#	Employment Agreement dated August 9, 2021, among Jon Wagner, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	10.23	08/16/2021
10.23#	Class E Securities Agreement, dated November 5, 2018, between Stanley Chia and Hoya Topco, LLC	S-4/A	10.15	08/16/2021
10.24#	Class B Securities Agreement, dated September 1, 2020, between Stanley Chia and Hoya Topco, LLC	S-4/A	10.16	08/16/2021
10.25#	First Amendment to Class E Securities Agreement, dated November 5, 2018, between Stanley Chia and Hoya Topco, LLC, and Class B Securities Agreement, dated September 1, 2020, between Stanley Chia and Hoya Topco, LLC	S-4/A	10.17	08/16/2021
10.26#	Class D Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC	S-4/A	10.20	08/16/2021
10.27#	Class B Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC	S-4/A	10.21	08/16/2021
10.28#	First Amendment to Class D Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC, and Class B Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC	S-4/A	10.22	08/16/2021
10.29#	Class D Securities Agreement, dated December 17, 2018, between Jon Wagner and Hoya Topco, LLC	S-4/A	10.25	08/16/2021
10.30#	Class B Securities Agreement, dated September 1, 2020, between Jon Wagner and Hoya Topco, LLC	S-4/A	10.26	08/16/2021
10.31#	Class D Securities Agreement, dated September 1, 2020, between Jon Wagner and Hoya Topco, LLC	S-4/A	10.27	08/16/2021
10.32†	Lease dated December 21, 2021 between Vivid Seats, LLC and BSREP II SS Chicago LLC	8-K	10.1	12/22/2021

10.33†	First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.7	07/07/2021
10.34†	Amendment No. 1, dated March 28, 2018, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.8	07/07/2021
10.35†	Amendment No. 2, dated July 2, 2018, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.9	07/07/2021
10.36†	Amendment No. 3, dated May 22, 2020, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.10	07/07/2021
10.37†	Amendment No. 4, dated February 3, 2022, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	8-K	10.1	02/07/2022
21.1	Subsidiaries				*
23.1	Consent of Deloitte & Touche LLP				*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).				*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.				**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to provide a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
March 15, 2022

Power of Attorney

Each person whose signature appears below constitutes and appoints each of Stanley Chia and Lawrence Fey, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments (including post-effective amendments) to this registration statement (and any additional registration statement related hereto permitted by Rule 462(b) promulgated under the Securities Act of 1933 (and all further amendments, including post-effective amendments, thereto)), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stanley Chia	Chief Executive and Director	March 15, 2022
Stanley Chia	(principal executive officer)

/s/ Lawrence Fey	Chief Financial Officer	March 15, 2022
Lawrence Fey	(principal financial officer)

/s/ Edward Pickus	Chief Accounting Officer	March 15, 2022
Edward Pickus	(principal accounting officer)

/s/ Mark Anderson	Director	March 15, 2022
Mark Anderson

/s/ Todd Boehly	Director	March 15, 2022
Todd Boehly

/s/ Jane DeFlorio	Director	March 15, 2022
Jane DeFlorio

/s/ Craig Dixon	Director	March 15, 2022
Craig Dixon

/s/ David Donnini	Director	March 15, 2022
David Donnini

/s/ Tom Ehrhart	Director	March 15, 2022
Tom Ehrhart

/s/ Julie Masino	Director	March 15, 2022
Julie Masino

/s/ Martin Taylor	Director	March 15, 2022
Martin Taylor