Form 10-Q
period 2022-03-31
Vivid Seats Inc.
filed 2022-05-10
CIK 1856031

ma

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 79,241,032 shares of Class A common stock, $0.0001 par value per share, outstanding and 118,200,000 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

For example, we may use forward-looking statements when addressing topics such as:

•
the COVID-19 pandemic, its duration, its impact on our business, results of operations, financial condition, liquidity, use of our borrowings, business practices, operations, suppliers, third-party service providers, customers, employees, industry, ability to meet future performance obligations and ability to efficiently implement advisable safety precautions;
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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022, under the section entitled “Risk Factors,” in our press releases, and in our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data) (Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$314,055	$489,530
Restricted cash	280	280
Accounts receivable – net	53,978	36,124
Inventory – net	17,899	11,773
Prepaid expenses and other current assets	75,687	72,504
Total current assets	461,899	610,211
Property and equipment – net	1,705	1,082
Right-of-use assets – net	9,517	—
Intangible assets – net	79,944	78,511
Goodwill	718,204	718,204
Other non-current assets	2,949	787
Total assets	$1,274,218	$1,408,795
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$236,295	$191,201
Accrued expenses and other current liabilities	272,705	281,156
Deferred revenue	28,233	25,139
Current maturities of long-term debt – net	2,750	—
Total current liabilities	539,983	497,496
Long-term debt – net	266,396	460,132
Long-term lease liabilities	8,387	—
Other liabilities	27,384	25,834
Total long-term liabilities	302,167	485,966
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	1,307,292	1,286,016

Shareholders' deficit
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 79,166,943 and 79,091,871 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 118,200,000 issued and outstanding at March 31, 2022 and December 31, 2021	12	12
Additional paid-in capital	166,291	182,091
Accumulated deficit	(1,041,535)	(1,042,794)
Total Shareholders' deficit	(875,224)	(860,683)
Total liabilities, Redeemable noncontrolling interests, and Shareholders' deficit	$1,274,218	$1,408,795

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$130,772	$24,114
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	32,164	3,925
Marketing and selling	54,228	7,955
General and administrative	29,275	15,871
Depreciation and amortization	1,385	295
Income (loss) from operations	13,720	(3,932)
Other expenses:
Interest expense – net	3,942	16,319
Loss on extinguishment of debt	4,285	—
Other expenses	2,279	—
Income (loss) before income taxes	3,214	(20,251)
Income tax expense	76	—
Net income (loss)	3,138	(20,251)
Net loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	(20,251)
Net income (loss) attributable to redeemable noncontrolling interests	1,879	—
Net income (loss) attributable to Class A Common Stockholders	$1,259	$—

Income per Class A Common Stock(1):
Basic	$0.02
Diluted	$0.02
Weighted average Class A Common Stock outstanding(1):
Basic	79,151,929
Diluted	198,414,147

(1) There were no shares of Class A Common Stock outstanding prior to October 18, 2021. Therefore, no income (loss) per share information has been presented for any period prior to that date.

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$3,138	$(20,251)
Other comprehensive income (loss):
Unrealized gain on derivative instruments	—	243
Comprehensive income (loss), net of taxes	$3,138	$(20,008)
Comprehensive loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	(20,008)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	1,879	—
Comprehensive income (loss) attributable to Class A Common Stockholders	$1,259	$—

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except share/unit data) (Unaudited)

	Redeemable Senior preferred units		Redeemable Preferred units		Common units
	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total members' deficit
Balances at January 1, 2021	100	$218,288	100	$9,939	100	$—	$755,716	$(1,026,675)	$(822)	$(271,781)
Net loss	—	—	—	—	—	—	—	(20,251)	—	(20,251)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	243	243
Deemed contribution from former parent	—	—	—	—	—	—	1,091	—	—	1,091
Accretion of senior preferred units	—	6,822	—	—	—	—	(6,822)	—	—	(6,822)
Balances at March 31, 2021	100	$225,110	100	$9,939	100	$—	$749,985	$(1,046,926)	$(579)	$(297,520)

		Class A Common Shares		Class B Common Shares
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders' deficit
Balances at January 1, 2022	$1,286,016	79,091,871	$8	118,200,000	$12	$182,091	$(1,042,794)	$(860,683)
Net income	1,879	—	—	—	—	—	1,259	1,259
Issuance of shares	—	75,072	—	—	—	—	—	—
Deemed contribution from former parent	691	—	—	—	—	463	—	463
Equity-based compensation	—	—	—	—	—	2,443	—	2,443
Subsequent remeasurement of Redeemable noncontrolling interests	18,706	—	—	—	—	(18,706)	—	(18,706)
Balances at March 31, 2022	$1,307,292	79,166,943	$8	118,200,000	$12	$166,291	$(1,041,535)	$(875,224)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$3,138	$(20,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,385	295
Amortization of deferred financing costs and interest rate cap	329	1,311
Equity-based compensation expense	3,597	1,091
Loss on extinguishment of debt	4,285	—
Change in fair value of warrants	2,279	—
Interest expense paid-in-kind	—	10,640
Amortization of leases	490	—
Change in assets and liabilities:
Accounts receivable	(17,854)	(1,843)
Inventory	(6,126)	(1,420)
Prepaid expenses and other current assets	(3,252)	(1,398)
Accounts payable	45,094	37,857
Accrued expenses and other current liabilities	(10,599)	1,164
Deferred revenue	3,094	3,006
Other assets and liabilities	(2,326)	309
Net cash provided by operating activities	23,534	30,761
Cash flows from investing activities
Purchases of property and equipment	(693)	—
Investments in developed technology	(2,748)	(1,726)
Net cash used in investing activities	(3,441)	(1,726)
Cash flows from financing activities
Payments of June 2017 First Lien Loan	(465,712)	(1,603)
Proceeds from February 2022 First Lien Loan	275,000	—
Payments of deferred financing costs and other debt-related costs	(4,856)	—
Net cash used in financing activities	(195,568)	(1,603)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(175,475)	27,432
Cash, cash equivalents, and restricted cash – beginning of period	489,810	285,337
Cash, cash equivalents, and restricted cash – end of period	$314,335	$312,769
Supplemental disclosure of cash flow information:
Paid-in-kind interest added to May 2020 First Lien Loan principal	$—	$10,640
Cash paid for interest	$3,612	$6,985
Right-of-use assets obtained in exchange for lease obligations	$3,406	$—

The accompanying notes are an integral part of these financial statements.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

1. Background and Basis of Presentation

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements. Our condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which was filed on March 15, 2022. Our condensed consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Immaterial Correction of an Error in Prior Periods

During the second quarter of 2021, we identified immaterial errors related to the classification of information technology expenses that impacted our previously issued financial statements for the three months ended March 31, 2021. Previously, we classified information technology expenses entirely within General and administrative expenses in the Condensed Consolidated Statements of Operations. We subsequently determined that a portion of our information technology expenses are directly attributable to our revenue-generating activities and should be classified within Cost of revenues. We have adjusted for these errors by revising our financial statements presented herein. The correction resulted in an increase to Cost of revenues of $0.4 million for the three months ended March 31, 2021, with a corresponding reduction to General and administrative expenses. The increase to Cost of revenues resulted in a decrease to Marketplace and Resale contribution margin of $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2021. The effect of the error did not impact the Net loss, the Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows.

COVID-19 Update

The COVID-19 pandemic continues to have a material impact on our business and results of operations. Beginning in the second quarter of 2021, and continuing through the first quarter of 2022, we have seen a recovery in ticket orders as mitigation measures ease.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Betcha Acquisition

On December 13, 2021, we acquired 100% of the equity interests of Betcha, Sports Inc. ("Betcha"). Betcha is a real money daily fantasy sports app with social and gamification features that enhance fans’ connection with their favorite live sports. The acquisition date fair value of the consideration transferred consisted of approximately $0.8 million in cash and 2.1 million shares of Class A common stock. The total consideration includes cash earnouts of $7.5 million as of the acquisition date representing the estimated fair value that we may be obligated to pay if Betcha meets certain earnings objectives following the acquisition. In addition, the purchase consideration includes future milestone payments of $9.7 million as of the acquisition date representing the estimated fair value that we may be obligated to pay upon the achievement of certain integration objectives. The purchase consideration allocation for Betcha is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets, cash earnouts, milestone payments, and acquired income tax assets and liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized.

2. New Accounting Standards

Recently adopted accounting standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease) in the balance sheet. Lease liabilities are equal to the present value of lease payments, while right-of-use assets are based on the associated lease liabilities, subject to certain adjustments, such as for initial direct costs. We elected the extended transition period available to emerging growth companies and adopted Accounting Standards Codification ("ASC") 842 effective January 1, 2022 on a modified retrospective basis by applying the new standard to all leases existing at the date of initial application. We elected to present the financial statements for all periods prior to January 1, 2022 under the previous lease standard ("ASC 840"), as well as elected other options, which allow us to use our previous evaluations regarding if an arrangement contains a lease, if a lease is an operating or financing lease, and what costs are capitalized as initial direct costs prior to adoption. We also elected to combine lease and non-lease components.

Upon the adoption of the new lease standard, on January 1, 2022, we recognized right-of-use assets of $6.6 million and lease liabilities of $8.1 million (including a current liability of $3.0 million) in the Condensed Consolidated Balance Sheets and reclassified certain balances related to existing leases. The right-of-use assets balance as of January 1, 2022 is adjusted for $1.5 million of lease termination liabilities and deferred rent liabilities recognized under the previous lease standard. There was no impact to Accumulated deficit on the Condensed Consolidated Balance Sheets at adoption. Refer to Note 5, Leases, for more information on leases.

Accounting standards issued but not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We elected the extended transition period available to emerging growth companies and are currently evaluating the effect of adoption of the standard on our condensed consolidated financial statements and related disclosures.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as modified in January 2021. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities starting March 12, 2020 and can be adopted through December 31, 2022. We have not yet decided the date of adoption of this standard. The adoption of this standard will not have a material impact on our condensed consolidated financial statements.

3. Revenue Recognition

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

Marketplace revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Marketplace revenues:
Owned Properties	$83,666	$18,196
Private Label	26,850	3,797
Total Marketplace revenues	$110,516	$21,993

Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended March 31,
	2022	2021
Marketplace revenues:
Concerts	$58,673	$7,014
Sports	38,915	14,138
Theater	12,615	783
Other	313	58
Total Marketplace revenues	$110,516	$21,993

Within the Resale segment, we sell tickets we hold in inventory on resale ticket marketplaces. Resale revenues were $20.3 million during the three months ended March 31, 2022, and $2.1 million during the three months ended March 31, 2021, respectively.

At March 31, 2022, Deferred revenue in the Condensed Consolidated Balance Sheets was $28.2 million, which primarily relates to Vivid Seats Rewards, our loyalty program.

At December 31, 2021, $25.1 million was recorded as deferred revenue, of which $4.0 million was recognized as revenue during the quarter ended March 31, 2022. At December 31, 2020, $6.0 million was recorded as deferred revenue, of which $0.6 million was recognized as revenue during the quarter ended March 31, 2021.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

4. Segment Reporting

Our reportable segments are Marketplace and Resale. Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers within our online secondary ticket marketplace. Through the Resale segment, we acquire tickets from primary sellers, which are then sold through secondary ticket marketplaces. Revenues and contribution margin are used by our Chief Operating Decision Maker (“CODM”) to assess performance of the business. We define contribution margin as revenues less cost of revenues and marketing and selling expenses.

We do not report our assets, capital expenditures, or related depreciation and amortization expenses by segment, because our CODM does not use this information to evaluate the performance of our operating segments.

The following tables represent our segment information (in thousands):

	Three Months Ended March 31, 2022
	Marketplace	Resale	Consolidated
Revenues	$110,516	$20,256	$130,772
Cost of revenues (exclusive of depreciation and amortization shown separately below)	16,409	15,755	32,164
Marketing and selling	54,228	—	54,228
Contribution margin	$39,879	$4,501	44,380
General and administrative			29,275
Depreciation and amortization			1,385
Income from operations			13,720
Interest expense – net			3,942
Loss on extinguishment of debt			4,285
Other expenses			2,279
Income before income taxes			$3,214

	Three Months Ended March 31, 2021
	Marketplace	Resale	Consolidated
Revenues	$21,993	$2,121	$24,114
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,700	1,225	3,925
Marketing and selling	7,955	—	7,955
Contribution margin	$11,338	$896	12,234
General and administrative			15,871
Depreciation and amortization			295
Loss from operations			(3,932)
Interest expense – net			16,319
Loss before income taxes			$(20,251)

Substantially all of our sales occur, and assets reside, in the United States.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

5. Leases

On January 1, 2022, we adopted ASC 842 using a modified retrospective transition approach that allows for a cumulative-effect adjustment in the period of adoption without revising prior period presentation. Therefore, for reporting periods beginning after December 31, 2021, the financial statements are prepared in accordance with the current lease standard (ASC 842) and we elected to present the financial statements for all periods prior to January 1, 2022 under the previous lease standard (ASC 840). We elected the practical expedient package, which permits us to not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and any initial direct costs for any existing leases as of the effective date.

We determine if an arrangement is a lease at inception of a contract. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. As of March 31, 2022, the weighted average discount rate applied to the lease liabilities is approximately 7%. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets and rent expense for these short-term leases is recognized in General and administrative expenses in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease costs are not material to our Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.

We entered into all of our lease contracts as a lessee. We are not acting as a lessor under any of our leasing arrangements. The vast majority of our lease contracts are real estate leases for office space. All our leases are classified as operating. At March 31, 2022, we had $9.5 million of ROU assets in Right-of-use assets — net, and the corresponding operating lease liabilities of $2.6 million recorded in Accrued expenses and other current liabilities and $8.4 million recorded in Long-term lease liabilities in the Condensed Consolidated Balance Sheets.

Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to five years. The exercise of renewal options is at our discretion and are included if they are reasonably certain to be exercised. As of March 31, 2022, the weighted average remaining minimum lease term is approximately eight years. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded under General and administrative expenses in the Condensed Consolidated Statements of Operations. We elected not to separate lease and non-lease components. Our leases do not contain any material residual value guarantees or restrictive covenants.

In December 2021, we entered into a lease agreement for our new corporate headquarters in Chicago, Illinois. The lease commenced in the first quarter of 2022, when we obtained control of the premises, and runs through December 31, 2033 with a 5-year renewal option. The aggregate lease payments for the initial term are approximately $16.2 million with no rent due until March 2024.

The lease agreement provides for a tenant improvement allowance from the landlord in an amount equal to $6.5 million towards the design and construction of certain tenant improvements on the leased premises. As of March 31, 2022, the Company has not incurred any leasehold improvement costs but expects to incur and receive the full tenant improvement allowance in 2022. On the commencement date, we recognized the ROU asset and corresponding lease liability of $3.4 million in Right-of-use assets — net and Long-term lease liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Operating and variable lease expenses for the three months ended March 31, 2022 were not material.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Cash payments for operating lease liabilities during the three months ended March 31, 2022, which are included within the operating activities section in the Condensed Consolidated Statements of Cash Flows, were not material.

Future lease payments at March 31, 2022 are as follows (in thousands):

Operating Leases
Remainder of 2022	$2,772
2023	905
2024	2,038
2025	2,458
2026	2,477
2027	2,436
Thereafter	12,300
Total remaining lease payments	25,386
Less: Imputed interest	7,925
Less: expected tenant improvement allowance	6,472
Present value of lease liabilities	$10,989

Future lease payments at December 31, 2021 under ASC 840 were as follows (in thousands):

Operating Leases
2022	$3,437
2023	905
2024	2,038
2025	2,458
2026	2,477
Thereafter	14,736
Total remaining lease payments	$26,051

6. Goodwill and Intangible Assets

Definite-lived intangible assets includes developed technology and customer relationships, which had a net carrying amount of $15.3 million and $13.8 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, accumulated amortization related to our developed technology was $3.8 million and $2.5 million, respectively.

Our goodwill is included in our Marketplace segment.

The net changes in the carrying amounts of our intangible assets and goodwill were as follows (in thousands):

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2022	$13,845	$64,666	$718,204
Capitalized development costs	2,748	—	—
Amortization	(1,315)	—	—
Balance at March 31, 2022	$15,278	$64,666	$718,204

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2021	$2,358	$64,666	$683,327
Capitalized development costs	1,726	—	—
Amortization	(295)	—	—
Balance at March 31, 2021	$3,789	$64,666	$683,327

We had recorded $563.2 million of cumulative impairment charges related to our intangible assets and goodwill as of March 31, 2022 and December 31, 2021.

Amortization expense on our definite-lived intangible assets was $1.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, and is presented in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Recovery of future customer compensation	$61,306	$58,319
Insurance recovery asset	480	480
Prepaid expenses	8,391	9,573
Other current assets	5,510	4,132
Total prepaid expenses and other current assets	$75,687	$72,504

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. The increase in the recovery of future customer compensation costs increased by $3.0 million due to an increase in order volume, which was partially offset by a reduction in the estimated rate of future cancellations as of March 31, 2022. The provision related to these expected recoveries is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued marketing expense	$28,213	$27,304
Accrued taxes	5,588	9,332
Accrued customer credits	119,070	119,355
Accrued future customer compensation	78,306	73,959
Accrued contingencies	12,686	12,686
Other current liabilities	28,842	38,520
Total accrued expenses and other current liabilities	$272,705	$281,156

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Accrued taxes decreased due to a change in our process for collecting and remitting sales tax. Historically, we did not collect sales tax from ticket buyers, and instead accrued the expense in jurisdictions where we expected to remit sales tax payments. Starting in the second half of 2021, we began collecting sales tax directly from ticket buyers for remittance to the relevant jurisdictions. The majority of accrued taxes as of March 31, 2022, represents our exposure to sales taxes for transactions preceding the new tax remittance process, reduced by abatements received. Refer to Note 11, Commitments and Contingencies, for further discussion of the accrued tax expense.

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, which is recognized in proportion to the pattern of redemption for the customer credits. During the three months ended March 31, 2022, $9.8 million of accrued customer credits were redeemed and we recognized $0.6 million of revenue from breakage. During the three months ended March 31, 2021, $5.2 million of accrued customer credits were redeemed and we recognized $0.7 million of revenue from breakage.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations and are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the three months ended March 31, 2022 and 2021, we recognized a net increase in revenue of $1.1 million and $1.2 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

Other current liabilities decreased $9.7 million primarily due to a $5.9 million decrease in accrued personnel expenses.

9. Debt

Our outstanding debt is comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
June 2017 First Lien Loan	$—	$465,712
February 2022 First Lien Loan	275,000	—
Total long-term debt, gross	275,000	465,712
Less: unamortized debt issuance costs	(5,854)	(5,580)
Total long-term debt, net of issuance costs	269,146	460,132
Less: current portion	(2,750)	—
Total long-term debt, net	$266,396	$460,132

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

June 2017 Term Loans

On June 30, 2017, we entered into a $575.0 million first lien debt facility, comprised of a $50.0 million revolving facility and a $525.0 million term loan (the “June 2017 First Lien Loan”), and a second lien credit facility, comprised of a $185.0 million second lien term loan (the “June 2017 Second Lien Loan”). The First Lien Loan was amended to upsize the committed amount by $115.0 million on July 2, 2018. On October 28, 2019, we paid off the June 2017 Second Lien Loan balance. The underlying credit facility was subsequently retired on May 22, 2020. On October 18, 2021, we made an early principal payment of $148.2 million in connection with, and using the proceeds from, the merger transaction with Horizon Acquisition Corporation ("the Merger Transaction") and private investment in public equity financing (“PIPE Subscription”). On February 3, 2022, we repaid $190.7 million of the outstanding balance of the June 2017 First Lien Loan and refinanced the remaining balance with a new $275.0 million term loan.

The June 2017 First Lien Loan was held by third-party financial institutions and was carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace, therefore, the fair value is estimated on a Level 2 basis. At December 31, 2021, the June 2017 First Lien Loan had a fair value of $465.1 million as compared to the carrying amount of $460.1 million.

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining June 2017 First Lien Loan with a new $275.0 million term loan (the "February 2022 First Lien Loan") with a maturity date of February 3, 2029. In connection with the February 2022 First Lien Loan, we also entered into a new revolving credit facility (the “Revolving Facility”), which allows for an aggregate principal amount of $100.0 million and has a maturity date of February 3, 2027. At March 31, 2022, we had no outstanding borrowings under our Revolving Facility.

The terms of the February 2022 First Lien Loan specified a secured overnight financing rate (“SOFR”) based floating interest rate and revised the springing financial covenant under the June 2017 Term Loans to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. It requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor. The effective interest rate on the February 2022 First Lien Loan was 3.75% per annum at March 31, 2022.

Our February 2022 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace, therefore, the fair value is estimated on a Level 2 basis. At March 31, 2022, the February 2022 First Lien Loan had a fair value of $270.2 million as compared to the carrying amount of $269.1 million.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the February 2022 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness, and in certain circumstances, create restrictions on the ability to enter into transactions with affiliates; create liens; merge or consolidate; and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of March 31, 2022, we were in compliance with all of our debt covenants related to the February 2022 First Lien Loan.

Due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan, we incurred a loss of $4.3 million, which is presented in Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

May 2020 First Lien Loan

On May 22, 2020, we entered into a $260.0 million first lien term loan (the “May 2020 First Lien Loan”) that is pari passu with the June 2017 First Lien Loan. The proceeds from the May 2020 First Lien Loan were used for general corporate purposes and to extinguish and retire the revolving facility related to the June 2017 First Lien Loan in full. On October 18, 2021, in connection with and using the proceeds from the Merger Transaction, we paid off in full the May 2020 First Lien Loan balance.

10. Financial Instruments

In Connection with the Merger Transaction, we issued warrants to purchase 3,000,000 Hoya Intermediate common units at an exercise price of $10.00 per unit and warrants to purchase 3,000,000 Hoya Intermediate common units at an exercise price of $15.00 per unit (collectively, "Hoya Intermediate Warrants") to Hoya Topco, LLC ("Hoya Topco"). The Hoya Intermediate Warrants are classified as Other Liabilities in the Condensed Consolidated Balance Sheets. A portion of the Hoya Intermediate Warrants consists of warrants to purchase 1,000,000 Hoya Intermediate common units at exercise prices of $10.00 and $15.00 per unit, respectively, were issued in tandem with stock options issued by Vivid Seats Inc. to members of our management team (“Option Contingent Warrants”). The Option Contingent Warrants only become available to exercise by Hoya Topco in the event that a corresponding management option is forfeited. As of March 31, 2022, none of the Option Contingent Warrants are available to exercise by Hoya Topco.

Our Hoya Intermediate Warrants are exercisable for Hoya Intermediate common units, which allow for a potential cash redemption at the discretion of the unit holder. Hence, the Hoya Intermediate Warrants are classified as a liability in Other liabilities on our Consolidated Balance Sheets. Upon consummation of the Merger Transaction, we recorded a warrant liability of $20.4 million, reflecting the fair value of the Hoya Intermediate Warrants determined using the Black Scholes model. The fair value of the Hoya Intermediate Warrants included Option Contingent Warrants of $1.6 million. The estimated fair value of the Option Contingent Warrants is adjusted to reflect the probability of forfeiture of the corresponding stock options based on historical forfeiture rates for Hoya Topco profits interests.

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants:

	March 31,	December 31,
	2022	2021
Estimated volatility	38.0%	36.0%
Expected term (years)	9.6	9.8
Risk-free rate	2.3%	1.5%
Expected dividend yield	0.0%	0.0%

For the three months ended March 31, 2022, we recognized a $2.3 million charge to Other expenses on the Consolidated Statements of Operations resulting from an increase in the fair value of the warrants.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

11. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on our business, financial position or results of operations other than those matters discussed herein.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout, which we have settled. On January 5, 2022, we issued coupons to certain members of the class. Other members will be notified in 2022 that they are eligible to submit a claim for a coupon. As of March 31, 2022 and December 31, 2021, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving settlement of one of the lawsuits was entered by the court on November 1, 2021. As such, after insurance, $4.5 million was funded to a claims settlement pool and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, we had accrued a liability of $1.7 million within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to these matters. We expect to recover some of these costs under our insurance policies and have separately recognized an insurance recovery asset of $0.5 million within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021.

Other

In 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair Inc., which overturned previous case law that had precluded states from imposing sales tax collection requirements on retailers without a physical presence in the state. In response, most states have adopted laws that attempt to impose tax collection obligations on out-of-state companies. We have registered, or are in the process of registering, where required by statute. There remains a degree of uncertainty as to our obligations in jurisdictions where our registration is still in progress due to the complex laws that govern secondary ticket sales. Pending discussions, it is more likely than not that some jurisdictions could assess taxes and that assessed amounts may differ materially from amounts currently accrued. It is also possible that some jurisdictions may provide for a later start date for sales tax collection, which could provide a material reduction in amounts currently accrued. In either case, we will adjust the recorded liability to reflect the new information, with a portion of the adjustment impacting orders placed in prior periods.

We have recognized a liability for this potential tax of $5.0 million and $8.8 million at March 31, 2022 and December 31, 2021, respectively. This liability is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The related sales tax expense was $0.9 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, which reflects the change in uncollected amounts owed to jurisdictions during the period, reduced by any abatements received.

12. Related-Party Transactions

Vivid Cheers Inc. (“Vivid Cheers”) was incorporated as a non-profit organization within the meaning of Section 501(c)(3) of the Internal Revenue Code. Vivid Cheers’ mission is to support causes and organizations dedicated to healthcare, education, and support of workers in the live events industry during times of need. We have the right to elect the board of directors of Vivid Cheers, which is currently formed by the Company’s executives. We do not have a controlling financial interest in Vivid Cheers, and accordingly, do not consolidate Vivid Cheers’ statement of activities with our financial results. We made charitable contributions of $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, to Vivid Cheers. We had accrued charitable contributions payable of $0.3 million and $1.3 million as of March 31, 2022 and December 31, 2021, respectively.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

13. Income Taxes

We evaluate the need for deferred tax asset valuation allowances based on a more-likely-than-not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. We have evaluated all evidence, both positive and negative, and determined that our deferred tax assets are not more-likely-than-not to be realized. In making this determination, numerous factors were considered including our cumulative losses in recent years.

For the three months ended March 31, 2022, we recorded a $0.1 million income tax expense in continuing operations. The March 31, 2022 income tax provision was primarily a result of state taxes and the federal 80% net operating loss limitation available to offset current year income.

Prior to the Merger Transaction in the fourth quarter of 2021, we were structured as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, the taxable income and losses were passed through to and included in the taxable income of its members. Accordingly, amounts related to income taxes were zero prior to the Merger Transaction, and we did not incur material amounts of income tax expense or have material income tax liability or deferred tax balances in 2021.

14. Equity Based Compensation

The 2021 Incentive Award Plan ("2021 Plan") was approved and adopted in order to facilitate the grant of equity incentive awards to our employees and directors. The 2021 Plan became effective on October 18, 2021 upon closing of the Merger Transaction.

Restricted Stock Units ("RSUs")

On March 11, 2022, we granted 1.4 million RSUs to certain employees at a weighted average grant date fair value of $10.26 per share. RSUs granted to employees vest over three years, with one-third vesting upon the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

We account for forfeitures of outstanding, but unvested grants, in the period they occur. At March 31, 2022, there were approximately 2.7 million total RSUs outstanding, of which 1.4 million RSUs were outstanding at December 31, 2021. Our forfeitures during the three months ended March 31, 2022 and December 31, 2021 were not material. Our vested RSUs at March 31, 2022 were not material and no RSUs were vested at December 31, 2021.

For the three months ended March 31, 2022 and 2021, equity-based compensation expense related to RSUs was $1.3 million and zero, respectively. Unrecognized compensation expense relating to unvested RSUs as of March 31, 2022, was approximately $31 million.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Stock options

On March 11, 2022, we granted 2.6 million stock options at an exercise price of $10.26 to certain employees. The grant date fair value is $3.99 per option. Stock options provide for the purchase of shares of Vivid Seats Class A common stock in the future at an exercise price set on the grant date. These stock options vest over three years, with one-third vesting upon the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter. The stock options have a contractual term of ten years from the date of the grant, subject to the employee’s continued employment through the applicable vesting date. The fair value of stock options granted is estimated on the grant date using the Black-Scholes model. The following assumptions were used to calculate the fair value of our stock awards on March 11, 2022:

Volatility	37.5%
Expected term (years)	5.9
Interest rate	2.0%
Dividend yield	0.0%

At March 31, 2022, there were approximately 6.7 million total stock options outstanding, of which 4.1 million stock options were granted as of December 31, 2021. No stock options were exercised or forfeited during the three months ended March 31, 2022 and at December 31, 2021.

For the three months ended March 31, 2022 and 2021, equity-based compensation expense related to stock options was $1.1 million and zero, respectively. Unrecognized compensation expense relating to unvested stock options as of March 31, 2022, was approximately $24 million.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

15. Earnings Per Share

Class B common stock does not have economic rights in the Company and as a result, is not considered a participating security for basic and diluted income (loss) per share. As such, basic and diluted income (loss) per share of Class B common stock has not been presented. The following table sets forth the computation of basic and diluted net income per share of Class A common stock for the three months ended March 31, 2022, the period where the Company had Class A and Class B common stock outstanding (in thousands, except share and per share data):

Numerator—basic:
Net income	$3,138
Less: Income attributable to redeemable noncontrolling interests	1,879
Net income attributable to Class A Common Stockholders—basic	1,259
Denominator—basic:
Weighted average Class A common stock outstanding—basic	79,151,929
Net income per Class A common stock—basic	$0.02

Numerator—diluted:
Net income attributable to Class A Common Stockholders—basic	$1,259
Net income effect of dilutive securities:
Noncontrolling interests	1,720
Effect of Exercise Warrants	9
Effect of RSUs	—
Net income attributable to Class A Common Stockholders—diluted	2,988
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	79,151,929
Weighted average effect of dilutive securities:
Noncontrolling interests	118,200,000
Effect of Exercise Warrants	1,035,625
Effect of RSUs	26,593
Weighted average Class A common stock outstanding—diluted	198,414,147
Net income per Class A common stock—diluted	$0.02

Potential shares of common stock are excluded from the computation of diluted net income per share if their effect would have been anti-dilutive for the period presented or if the issuance of shares is contingent upon events that did not occur by the end of the period.

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the three months ended March 31, 2022:

RSUs	1,292,011
Stock options	6,660,995
Class A Warrants	24,652,569
Exercise Warrants	17,000,000
Hoya Intermediate Warrants	6,000,000

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

We analyzed the calculation of income (loss) per share for periods prior to the Merger Transaction and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, income (loss) per share information has not been presented for periods prior to the Merger Transaction.

16. Subsequent events

We evaluated subsequent events and transactions that occurred after the balance sheet date through May 10, 2022, the date that the financial statements were issued. We did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

VIVID SEATS INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of our 2021 Form 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe live events deliver some of life’s most exciting moments. Our platform provides ticket buyers and sellers with an easy-to-use and trusted marketplace experience that enables fans to purchase tickets to live events and create new memories. We believe we differentiate from competitors by offering extensive breadth and depth of ticket listings at a competitive value. During the three months ended March 31, 2022 and 2021, our revenues were $130.8 million and $24.1 million, respectively, and Marketplace Gross Order Value ("Marketplace GOV") was $742.1 million and $116.5 million, respectively. Our net income was $3.1 million and net loss was $20.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

Resale

In our Resale segment, we acquire tickets to resell on secondary ticketing marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and our ongoing efforts to deliver best-in-class seller software and tools.

Key Business Metrics and Non-GAAP Financial Measures

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following table summarizes our key business metrics and non-GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2022	2021

Marketplace GOV(1)	$742,138	$116,473
Total Marketplace orders(2)	2,019	293
Total Resale orders(3)	68	13
Adjusted EBITDA(4)	$21,012	$4,187
(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV was negatively impacted by event cancellations in the amount of $34.8 million during the three months ended March 31, 2022 and $18.5 million during the three months ended March 31, 2021, though as a percentage of total Marketplace GOV the impact of event cancellations decreased significantly in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
(2)
Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform during a period, net of event cancellations that occurred during that period. During the three months ended March 31, 2022, our Marketplace segment experienced 91,400 event cancellations, compared to 51,775 event cancellations during the three months ended March 31, 2021, though as a percentage of Total Marketplace orders the impact of event cancellations decreased significantly in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
(3)
Total Resale orders represent the volume of Resale segment orders sold by our Resale team in a period, net of event cancellations that occurred during that period. During the three months ended March 31, 2022, our Resale segment experienced 2,559 event cancellations, compared to 1,141 event cancellations during the three months ended March 31, 2021, though as a percentage of Total Resale orders the impact of event cancellations decreased significantly in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
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

Our Marketplace GOV increased during the three months ended March 31, 2022 as a result of higher orders processed.

Total Marketplace Orders

Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations. An order can include one or more tickets and/or parking passes. Total Marketplace orders allow us to monitor order volume and better identify trends within our Marketplace segment. Total Marketplace orders increased during the three months ended March 31, 2022 as a result of higher orders processed.

Total Resale Orders

Total Resale orders represent the volume of Resale segment orders sold in a period, net of event cancellations. An order can include one or more tickets and/or parking passes. Total Resale orders allow us to monitor order volume and better identify trends within our Resale segment.

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

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss) (in thousands):

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$3,138	$(20,251)
Income tax expense	76	—
Interest expense	3,942	16,319
Depreciation and amortization	1,385	295
Sales tax liability(1)	922	2,261
Transaction costs(2)	1,402	3,546
Equity-based compensation(3)	3,597	1,091
Loss on extinguishment of debt(4)	4,285	—
Litigation, settlements and related costs(5)	(14)	641
Severance related to COVID-19(6)	—	285
Change in fair value of warrants(7)	2,279	—
Adjusted EBITDA	$21,012	$4,187
(1)
We have historically incurred sales tax expense in jurisdictions where we expected to remit sales tax payments but were not yet collecting from customers. During the second half of 2021, we began collecting sales tax from customers in all required states. The sales tax liability presented herein represents the exposure for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions. Discussions with jurisdictions regarding our liability for uncollected sales taxes continued into 2022.

(2)
Transaction costs consist of legal; accounting; tax and other professional fees; personnel-related costs, which consist of retention bonuses; and integration costs. Transaction costs recognized in 2022 were related to the merger transaction with Horizon Acquisition Corporation (the "Merger Transaction"), the acquisition of Betcha Sports, Inc. ("Betcha"), and refinancing of the remaining June 2017 First Lien Loan with a new February 2022 First Lien Loan. Transaction costs recognized in 2021 were related to the Merger Transaction, to the extent they were not eligible for capitalization.
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
(4)
Losses incurred resulted from the extinguishment of the June 2017 First Lien Loan in February 2022.
(5)
These amounts relate to external legal costs, settlement costs and insurance recoveries, which were unrelated to our core business operations.
(6)
These charges relate to severance costs resulting from significant reductions in employee headcount due to the effects of the COVID-19 pandemic.
(7)
These expenses relate to the revaluation of Hoya Intermediate Warrants following the Merger Transaction.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Almost immediately, mitigation measures implemented or recommended by governmental authorities and private organizations restricted attendance at live events throughout North America producing large-scale event cancellations and meaningfully reduced activity on our platform. Beginning in the second quarter of 2021, and continuing into the first quarter of 2022, we have seen a recovery in ticket orders as mitigation measures ease. The COVID-19 pandemic is evolving, and the ultimate pace and timing of recovery is uncertain. If economic conditions caused by the pandemic were to worsen, our financial condition, cash flows, and results of operations may be further materially impacted.

Key Factors Affecting our Performance

There have been no material changes from the “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section disclosed in our 2021 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenues	$130,772	$24,114	$106,658	442%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	32,164	3,925	28,239	719%
Marketing and selling	54,228	7,955	46,273	582%
General and administrative	29,275	15,871	13,404	84%
Depreciation and amortization	1,385	295	1,090	369%
Income (loss) from operations	13,720	(3,932)	17,652	449%
Other expenses:
Interest expense – net	3,942	16,319	(12,377)	(76)%
Loss on extinguishment of debt	4,285	—	4,285	100%
Other expenses	2,279	—	2,279	100%
Income (loss) before income taxes	3,214	(20,251)	23,465	116%
Income tax expense	76	—	76	100%
Net income (loss)	3,138	(20,251)	23,389	115%
Net loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	(20,251)	20,251	100%
Net income attributable to redeemable noncontrolling interests	1,879	—	1,879	100%
Net income (loss) attributable to Class A Common Stockholders	$1,259	$—	$1,259	100%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenues:
Marketplace	$110,516	$21,993	$88,523	403%
Resale	20,256	2,121	18,135	855%
Total revenues	$130,772	$24,114	$106,658	442%

Total revenues increased $106.7 million, or 442% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase, which occurred in both our Marketplace and Resale segments, resulted from an increase in new orders processed resulting from the resumption of live events. The pandemic and resulting mitigation measures had a significant adverse effect on order volume and event cancellations during the three months ended March 31, 2021. In the second quarter of 2021, most local governments began to lift large scale restrictions on live events such that there was a significant increase in live events held in the first quarter of 2022 as compared to the first quarter of 2021.

Marketplace

The following table presents revenues in our Marketplace segment by event category (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenues:
Concerts	$58,673	$7,014	$51,659	737%
Sports	38,915	14,138	24,777	175%
Theater	12,615	783	11,832	1,511%
Other	313	58	255	440%
Total Marketplace revenues	$110,516	$21,993	$88,523	403%

Marketplace revenues increased $88.5 million, or 403% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in Marketplace revenues resulted primarily from an overall increase in new orders processed on our Marketplace platform.

Total Marketplace orders increased 1.7 million, or 589%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in orders resulted from the increase in events held after restrictions on fan attendance due to the COVID-19 pandemic were reduced or lifted. These increases occurred across all event categories.

Cancellation charges, which are recognized as a reduction to revenues, were $16.0 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. Cancellation charges for the three months ended March 31, 2022 were higher than the three months ended March 31, 2021 due to an overall increase in volume, MLB cancellations due to the now settled labor dispute, and other large concert tour cancellations.

Marketplace revenues by business model consisted of the following (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenues:
Owned Properties	$83,666	$18,196	$65,470	360%
Private Label	26,850	3,797	23,053	607%
Total Marketplace revenues	$110,516	$21,993	$88,523	403%

The increases in revenue from both Owned Properties and Private Label during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 resulted primarily from the increase in order volume as COVID-19 restrictions were lifted and more events occurred with larger audiences.

Resale

Revenue for our Resale segment increased $18.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase resulted primarily from higher order volume. Total Resale orders increased 0.1 million, or 423%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Cancellation charges, classified as a reduction of revenue, negatively impacted Resale revenue by $0.2 million and $1.1 million for the three months ended March 31, 2022 and 2021.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Cost of revenues:
Marketplace	$16,409	$2,700	$13,709	508%
Resale	15,755	1,225	14,530	1,186%
Total cost of revenues	$32,164	$3,925	$28,239	719%

Total cost of revenues increased $28.2 million, or 719%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase to total cost of revenues resulted from higher order volume in both our Marketplace and Resale segments.

Marketplace

Marketplace cost of revenues increased $13.7 million, or 508%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cost of revenues is consistent with the increase in total Marketplace orders, which increased by 1.7 million orders, or 589%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Resale

Resale cost of revenues increased $14.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase resulted from an increase in total Resale orders of 0.1 million orders, or 423%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in Resale cost of revenues is not consistent with the increase in Resale revenues due to lower margins and cancellations in 2022 compared to 2021. Cancellation charges, classified as a reduction of cost of revenues, were not material for the three months ended March 31, 2022 and 2021.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Marketing and selling:
Online	$49,850	$7,789	$42,061	540%
Offline	4,378	166	4,212	2,537%
Total marketing and selling	$54,228	$7,955	$46,273	582%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $46.3 million, or 582%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in expenses primarily resulted from greater spending on online advertising during the three months ended March 31, 2022. Our spending on online advertising increased by $42.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. As restrictions on the attendance of live events were reduced or lifted, we increased our spending on marketing to capitalize on the increase in live event attendance. In addition, in the first quarter of 2022, we continued our increased marketing efforts which started in the fourth quarter of 2021 with offline channels, including broadcast TV and radio, as part of our brand awareness efforts.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
General and administrative:
Personnel expenses	$19,737	$6,671	$13,066	196%
Non-income tax expenses	1,239	2,362	(1,123)	(48)%
Other	8,299	6,838	1,461	21%
Total general and administrative	$29,275	$15,871	$13,404	84%

Total general and administrative expenses increased $13.4 million, or 84%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in personnel expenses of $13.1 million. The increase was due to a higher employee headcount and an increase in costs for our outsourced customer service provider.

Depreciation and Amortization

Depreciation and amortization expenses increased $1.1 million, or 369%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the intangibles acquired as part of the Betcha acquisition during the fourth quarter of 2021.

Other Expenses

Interest expense – net

Interest expense decreased $12.4 million, or 76%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We paid off the May 2020 First Lien Loan and made a partial payment of the outstanding principal on the June 2017 First Lien Loan in the fourth quarter of 2021. In addition, we further reduced our outstanding debt balance and effective interest rate on February 3, 2022 when we refinanced the June 2017 First Lien Loan with the February 2022 First Lien Loan.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.3 million during the three months ended March 31, 2022 due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan.

Other expenses

Other expenses were $2.3 million during the three months ended March 31, 2022 primarily due to the fair value remeasurement of the Hoya Intermediate Warrants.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from our operating activities. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary sources of funds are cash generated from operations and proceeds from borrowings, including our term loans. In response to the COVID-19 pandemic, we borrowed $50.0 million under our revolving credit facility in March 2020 and subsequently entered into the May 2020 First Lien Loan (defined below). We received $251.5 million in net cash proceeds from the May 2020 First Lien Loan, which we used to repay the $50.0 million in outstanding borrowings under the revolving credit facility in May 2020 and to fund our operations. As noted in the “Liquidity and Capital Resources—Loan Agreements” section below, we repaid the May 2020 First Lien Loan in connection with, and using the proceeds from, the Merger Transaction and the private investment in public equity financing (“PIPE Subscription”). Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months.

As of March 31, 2022, we had $314.1 million of cash and cash equivalents. Cash and cash equivalents consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. For the three months ended March 31, 2022, we generated positive cash flows from our operating activities.

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

We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021. In the three months ended March 31, 2022, we repaid $190.7 million of the outstanding June 2017 First Lien Loan. On February 3, 2022, we entered into an amendment which refinances the remaining June 2017 First Lien Loan with a new $275.0 million February 2022 First Lien Loan with a maturity date of February 3, 2029, adds a new revolving credit facility in an aggregate principal amount of $100.0 million with a maturity date of February 3, 2027, replaces the LIBOR based floating interest rate with a term SOFR based floating interest rate and revises the springing financial covenant to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan will carry an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor.

As of March 31, 2022, we are only party to one credit facility, the February 2022 First Lien Loan.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement with the existing Hoya Intermediate shareholders that will provide for payment to Hoya Intermediate shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, is deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Hoya Intermediate common units (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to Hoya Intermediate making payments under the Tax Receivable Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$23,534	$30,761
Net cash used in investing activities	(3,441)	(1,726)
Net cash used in financing activities	(195,568)	(1,603)
Net increase (decrease) in cash and cash equivalents	$(175,475)	$27,432

Cash Provided by Operating Activities

Net cash provided by operating activities was $23.5 million for the three months ended March 31, 2022 due to $3.1 million in net income, non-cash charges of $12.4 million, and net cash inflows from a $8.0 million change in net operating assets. The net cash inflows from the change in our net operating assets were primarily due to the increase in operations as COVID-19 mitigation measures continue to ease.

Net cash provided by operating activities was $30.8 million for the three months ended March 31, 2021 due to $20.3 million in net loss, non-cash charges of $13.3 million, and net cash inflows from a $37.7 million change in net operating assets. The net cash inflows from the change in net operating assets were primarily due to a $37.9 million increase in accounts payable. The increase in accounts payable resulted primarily from an increase in amounts payable to ticket sellers as sales increased in the first quarter of 2021.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $3.4 million and was primarily related to capital spending on development activities related to our platform.

Net cash used in investing activities for the three months ended March 31, 2021 was $1.7 million related to capital spending on development activities related to our platform.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $195.6 million and was due to the repayment of the June 2017 First Lien Loan in connection with the refinancing.

Net cash used in financing activities for the three months ended March 31, 2021 was $1.6 million related to payments on our June 2017 First Lien Loan.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in the 2021 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2, New Accounting Standards, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. We maintain floating-rate debt that bears interest based on market rates plus an applicable spread. Because our interest rate is tied to market rates, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate borrowings. A hypothetical 1% increase or decrease in interest rates, assuming rates are above our interest rate floor, would not have a material impact on interest expense based on amounts outstanding under the June 2017 First Lien Loan and February 2022 First Lien Loan during the three months ended March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of March 31, 2022 due to the reasons described below.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the implementation of segregation of duties as part of our control activities, establishment of clearly defined roles within our finance and accounting functions and the number of personnel in our finance and accounting functions with an appropriate level of technical accounting and SEC reporting experience, which in the aggregate, constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies, in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Transaction Agreement dated April 21, 2021 among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	S-4	2.1	5/28/2021
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

		S-4	2.2	5/28/2021
2.3	Plan of Merger dated October 18, 2021 among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	First Amendment to Amended and Restated Bylaws				*
3.3	Amended and Restated Bylaws	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement dated October 14, 2021 between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate of Vivid Seats Inc.	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate of Vivid Seats Inc.	10-K	4.3	3/15/2022

10.1†	Amendment No. 4, dated February 3, 2022, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	8-K	10.1	2/7/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).				*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.				**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

* Filed herewith.

** Furnished herewith.

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). We agree to provide a copy of all omitted exhibits and schedules to the SEC upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
May 10, 2022

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
May 10, 2022