Form 10-Q
period 2022-06-30
Vivid Seats Inc.
filed 2022-08-09
CIK 1856031

ma

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 82,041,142 shares of Class A common stock, $0.0001 par value per share, outstanding and 118,200,000 shares of Class B common stock, $0.0001 par value per share, outstanding.

forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Vivid Seats Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could,” and other similar expressions which are predictions of, indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements. These statements involve a number of risks, uncertainties and assumptions that are difficult to predict.

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

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data) (Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$287,811	$489,530
Restricted cash	219	280
Accounts receivable – net	44,373	36,124
Inventory – net	21,202	11,773
Prepaid expenses and other current assets	59,306	72,504
Total current assets	412,911	610,211
Property and equipment – net	3,293	1,082
Right-of-use assets – net	8,806	—
Intangible assets – net	80,067	78,511
Goodwill	715,258	718,204
Other non-current assets	2,717	787
Total assets	$1,223,052	$1,408,795
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$191,454	$191,201
Accrued expenses and other current liabilities	246,157	281,156
Deferred revenue	32,657	25,139
Current maturities of long-term debt – net	2,750	—
Total current liabilities	473,018	497,496
Long-term debt – net	265,902	460,132
Long-term lease liabilities	9,386	—
Other liabilities	17,414	25,834
Total long-term liabilities	292,702	485,966
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	882,954	1,286,016

Shareholders' deficit
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 79,241,032 and 79,091,871 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 118,200,000 issued and outstanding at June 30, 2022 and December 31, 2021	12	12
Additional paid-in capital	606,238	182,091
Accumulated deficit	(1,031,880)	(1,042,794)
Total Shareholders' deficit	(425,622)	(860,683)
Total liabilities, Redeemable noncontrolling interests, and Shareholders' deficit	$1,223,052	$1,408,795

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$147,694	$115,498	$278,466	$139,612
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	32,422	19,986	64,586	23,911
Marketing and selling	59,412	46,422	113,640	54,377
General and administrative	36,207	29,106	65,482	44,977
Depreciation and amortization	1,726	500	3,111	795
Income from operations	17,927	19,484	31,647	15,552
Other (income) expense:
Interest expense – net	2,699	16,839	6,641	33,158
Loss on extinguishment of debt	—	—	4,285	—
Other income	(8,832)	—	(6,553)	—
Income (loss) before income taxes	24,060	2,645	27,274	(17,606)
Income tax expense	—	—	76
Net income (loss)	24,060	2,645	27,198	(17,606)
Net income (loss) attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	2,645	—	(17,606)
Net income attributable to redeemable noncontrolling interests	14,405	—	16,284	—
Net income attributable to Class A Common Stockholders	$9,655	$—	$10,914	$—

Income per Class A Common Stock(1):
Basic	$0.12		$0.14
Diluted	$0.12		$0.14
Weighted average Class A Common Stock outstanding(1):
Basic	79,256,354		79,204,430
Diluted	79,259,017		79,737,582

(1) There were no shares of Class A Common Stock outstanding prior to October 18, 2021. Therefore, no income (loss) per share information has been presented for any period prior to that date.

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$24,060	$2,645	$27,198	$(17,606)
Other comprehensive income (loss):
Unrealized gain on derivative instruments	—	270	—	513
Comprehensive income (loss), net of taxes	$24,060	$2,915	$27,198	$(17,093)
Comprehensive income (loss) attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	2,915	—	(17,093)
Comprehensive income attributable to redeemable noncontrolling interests	14,405	—	16,284	—
Comprehensive income attributable to Class A Common Stockholders	$9,655	$—	$10,914	$—

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except share/unit data) (Unaudited)

	Redeemable Senior preferred units		Redeemable Preferred units		Common units
	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total members' deficit
Balances at January 1, 2021	100	$218,288	100	$9,939	100	$—	$755,716	$(1,026,675)	$(822)	$(271,781)
Net loss	—	—	—	—	—	—	—	(20,251)	—	(20,251)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	243	243
Deemed contribution from former parent	—	—	—	—	—	—	1,091	—	—	1,091
Accretion of senior preferred units	—	6,822	—	—	—	—	(6,822)	—	—	(6,822)
Balances at March 31, 2021	100	$225,110	100	$9,939	100	$—	$749,985	$(1,046,926)	$(579)	$(297,520)
Net income	—	—	—	—	—	—	—	2,645	—	2,645
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	270	270
Deemed contribution from former parent	—	—	—	—	—	—	1,183	—	—	1,183
Accretion of senior preferred units	—	6,821	—	—	—	—	(6,821)	—	—	(6,821)
Balances at June 30, 2021	100	$231,931	100	$9,939	100	$—	$744,347	$(1,044,281)	$(309)	$(300,243)

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except share/unit data) (Unaudited)

		Class A Common Stock		Class B Common Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders' deficit
Balances at January 1, 2022	$1,286,016	79,091,871	$8	118,200,000	$12	$182,091	$(1,042,794)	$(860,683)
Net income	1,879	—	—	—	—	—	1,259	1,259
Issuance of shares	—	75,072	—	—	—	—	—	—
Deemed contribution from former parent	691	—	—	—	—	463	—	463
Equity-based compensation	—	—	—	—	—	2,443	—	2,443
Subsequent remeasurement of Redeemable noncontrolling interests	18,706	—	—	—	—	(18,706)	—	(18,706)
Balances at March 31, 2022	$1,307,292	79,166,943	$8	118,200,000	$12	$166,291	$(1,041,535)	$(875,224)
Net income	14,405	—	—	—	—	—	9,655	9,655
Issuance of shares	—	74,089	—	—	—	—	—	—
Deemed contribution from former parent	699	—	—	—	—	468	—	468
Equity-based compensation	—	—	—	—	—	4,145	—	4,145
Distributions to non-controlling interest	—	—	—	—	—	(4,108)	—	(4,108)
Subsequent remeasurement of Redeemable noncontrolling interests	(439,442)	—	—	—	—	439,442	—	439,442
Balances at June 30, 2022	$882,954	79,241,032	$8	118,200,000	$12	$606,238	$(1,031,880)	$(425,622)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$27,198	$(17,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,111	795
Amortization of deferred financing costs and interest rate cap	575	2,680
Equity-based compensation expense	8,909	2,274
Loss on extinguishment of debt	4,285	—
Change in fair value of warrants	(6,553)	—
Interest expense paid-in-kind	—	16,164
Amortization of leases	1,177	—
Change in assets and liabilities:
Accounts receivable	(8,171)	(16,943)
Inventory	(9,429)	(14,250)
Prepaid expenses and other current assets	13,412	(38,154)
Accounts payable	(638)	174,978
Accrued expenses and other current liabilities	(38,014)	62,070
Deferred revenue	7,518	10,661
Other assets and liabilities	(1,974)	327
Net cash provided by operating activities	1,406	182,996
Cash flows from investing activities
Purchases of property and equipment	(1,392)	(250)
Purchases of personal seat licenses	(137)	(76)
Investments in developed technology	(5,394)	(3,886)
Cash adjustment in acquisition	(8)	—
Net cash used in investing activities	(6,931)	(4,212)
Cash flows from financing activities
Payments of June 2017 First Lien Loan	(465,712)	(3,206)
Proceeds from February 2022 First Lien Loan	275,000	—
Payments of deferred financing costs and other debt-related costs	(4,856)	—
Payments of February 2022 First Lien Loan	(687)	—
Net cash used in financing activities	(196,255)	(3,206)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(201,780)	175,578
Cash, cash equivalents, and restricted cash – beginning of period	489,810	285,337
Cash, cash equivalents, and restricted cash – end of period	$288,030	$460,915
Supplemental disclosure of cash flow information:
Paid-in-kind interest added to May 2020 First Lien Loan principal	$—	$19,510
Cash paid for interest	$6,285	$14,033
Right-of-use assets obtained in exchange for lease obligations	$3,406	$—

The accompanying notes are an integral part of these financial statements.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

1. Background and Basis of Presentation

Vivid Seats Inc. and its subsidiaries including Hoya Intermediate, LLC, Hoya Midco, LLC, and Vivid Seats LLC (collectively the “Company,” “us,” “we,” and “our”) provide an online secondary ticket marketplace that enables ticket buyers to discover and easily purchase tickets to sports, concerts, theater, and other live events in the United States and Canada. Through our Marketplace segment, we operate an online platform enabling ticket buyers to purchase tickets to live events, while enabling ticket sellers to seamlessly manage their operations. In our Resale segment, we acquire tickets to resell on secondary ticket marketplaces, including our own.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements. Our condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which was filed with the SEC on March 15, 2022. Our condensed consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

COVID-19 Update

The COVID-19 pandemic continues to have an impact on our business and results of operations. Beginning in the second quarter of 2021, and continuing through the second quarter of 2022, we have seen a recovery in ticket orders as mitigation measures ease.

While we have experienced recovery from the COVID-19 pandemic, given the emergence of new variants and continued infectious cases, significant uncertainty remains. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our condensed consolidated financial statements. If economic conditions caused by the pandemic worsen, our financial condition, cash flows, and results of operations may be further materially impacted.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Upon the adoption of the new lease standard, on January 1, 2022, we recognized right-of-use assets of $6.6 million and lease liabilities of $8.1 million (including a current liability of $3.0 million) in the Condensed Consolidated Balance Sheets and reclassified certain balances related to existing leases. The right-of-use assets balance as of January 1, 2022 is adjusted for $1.5 million of lease termination liabilities and deferred rent liabilities recognized under the previous lease standard. There was no impact to Accumulated deficit on the Condensed Consolidated Balance Sheets at adoption. Refer to Note 6, Leases, for more information on leases.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as modified in January 2021. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities starting March 12, 2020 and can be adopted through December 31, 2022. We have not yet decided the date of adoption of this standard. The adoption of this standard will not have a material impact on our condensed consolidated financial statements.

3. Business Acquisition

On December 13, 2021, we acquired 100% of the equity of Betcha Sports, Inc. (“Betcha”). Betcha is a real money daily fantasy sports app with social and gamification features that enhance fans' connection with their favorite live sports. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. Acquisition costs directly related to the transaction for the three and six months ended June 30, 2022 were not material and are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The acquisition date fair value of the consideration consisted of $0.8 million in cash and 2.1 million shares of our Class A common stock ("Class A Common Stock"). The total consideration includes cash earnouts of $3.4 million as of the acquisition date representing the estimated fair value that we may be obligated to pay if Betcha meets certain earnings objectives. In addition, the consideration includes future milestone payments of $9.5 million as of the acquisition date representing the estimated fair value that we may be obligated to pay upon the achievement of certain integration objectives. For the three and six months ended June 30, 2022, we made no payments related to cash earnouts and milestone payments.

As part of the acquisition, we agreed to pay cash bonuses to certain Betcha employees over three years following the anniversary of the employee start date. The payouts are subject to continued employment, and therefore treated as compensation and expensed.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Proforma financial information has not been presented as the Betcha acquisition was not considered material to our Condensed Consolidated Financial Statements.

The consideration was allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill recorded is not deductible for tax purposes as the Betcha acquisition was primarily a stock acquisition and is attributable to the assembled workforce as well as the anticipated synergies from the integration of Betcha's technology with our technology.

The consideration allocation for Betcha is preliminary because the evaluations necessary to assess the Fair value of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets, cash earnouts, milestone payments, and acquired income tax assets and liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized. During the current period, we recognized adjustments related to the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The adjustments primarily consisted of $0.9 million in definite-lived intangible assets and $2.9 million in goodwill. Refer to Note 7, Goodwill and Intangible Assets, for the Betcha acquisition adjustment. The purchase consideration was adjusted by $4.4 million consisted of $4.1 million of cash earnouts and $0.3 million of future milestone payments.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$48
Restricted cash	245
Accounts receivable	78
Prepaid expenses and other current assets	60
Intangible assets	4,430
Goodwill	31,931
Accounts payable	(1,180)
Accrued expenses and other current liabilities	(677)
Net assets acquired	$34,935

The following table summarizes the purchase consideration (in thousands):

Fair value of common stock	$21,306
Cash consideration	759
Fair value of milestone payments	9,470
Fair value of earnouts	3,400
Total purchase consideration	$34,935

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition (in thousands):

	Cost	Estimated Useful Life
Customer relationships	$1,530	2 years
Developed technology	2,900	5 years
Total acquired intangible assets	$4,430

4. Revenue Recognition

We recognize revenue in accordance with ASC 606. We have two reportable segments: Marketplace and Resale.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers. We earn revenue processing ticket sales from our Owned Properties, consisting of the Vivid Seats website and mobile applications, and from our Private Label offering, which is comprised of numerous distribution partners.

Marketplace revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Marketplace revenues:
Owned Properties	$98,564	$84,535	$182,230	$102,731
Private Label	31,350	20,113	58,200	23,910
Total Marketplace revenues	$129,914	$104,648	$240,430	$126,641

Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Marketplace revenues:
Concerts	$65,816	$49,843	$124,489	$56,857
Sports	51,285	48,005	90,200	62,143
Theater	11,856	6,515	24,471	7,298
Other	957	285	1,270	343
Total Marketplace revenues	$129,914	$104,648	$240,430	$126,641

Within the Resale segment, we sell tickets we hold in inventory on resale ticket marketplaces. Resale revenues were $17.8 million and $38.0 million during the three and six months ended June 30, 2022, respectively, and $10.9 million and $13.0 million during the three and six months ended June 30, 2021, respectively.

At June 30, 2022, Deferred revenue in the Condensed Consolidated Balance Sheets was $32.7 million, which primarily relates to Vivid Seats Rewards, our loyalty program.

At December 31, 2021, $25.1 million was recorded as deferred revenue, of which $2.0 million and $6.0 million was recognized as revenue during the three and six months ended June 30, 2022, respectively. At December 31, 2020, $6.0 million was recorded as deferred revenue, of which $3.2 million and $3.8 million was recognized as revenue during the three and six months ended June 30, 2021, respectively.

5. Segment Reporting

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

The following tables represent our segment information (in thousands):

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$129,914	$17,780	$147,694	$240,430	$38,036	$278,466
Cost of revenues (exclusive of depreciation and amortization shown separately below)	18,553	13,869	32,422	34,962	29,624	64,586
Marketing and selling	59,412	—	59,412	113,640	—	113,640
Contribution margin	$51,949	$3,911	55,860	$91,828	$8,412	100,240
General and administrative			36,207			65,482
Depreciation and amortization			1,726			3,111
Income from operations			17,927			31,647
Interest expense – net			2,699			6,641
Loss on extinguishment of debt			—			4,285
Other income			(8,832)			(6,553)
Income before income taxes			$24,060			$27,274

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$104,648	$10,850	$115,498	$126,641	$12,971	$139,612
Cost of revenues (exclusive of depreciation and amortization shown separately below)	13,707	6,279	19,986	16,407	7,504	23,911
Marketing and selling	46,422	—	46,422	54,377	—	54,377
Contribution margin	$44,519	$4,571	49,090	$55,857	$5,467	61,324
General and administrative			29,106			44,977
Depreciation and amortization			500			795
Income from operations			19,484			15,552
Interest expense – net			16,839			33,158
Income (Loss) before income taxes			$2,645			$(17,606)

Substantially all of our sales occur, and assets reside, in the United States.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

6. Leases

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

We determine if an arrangement is a lease at inception of a contract. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. As of June 30, 2022, the weighted average discount rate applied to the lease liabilities is approximately 7%. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets and rent expense for these short-term leases is recognized in General and administrative expenses in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease costs were not material to our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022.

We entered into all of our lease contracts as a lessee. We are not acting as a lessor under any of our leasing arrangements. The vast majority of our lease contracts are real estate leases for office space. All of our leases are classified as operating. At June 30, 2022, we had $8.8 million of ROU assets in Right-of-use assets — net, and the corresponding operating lease liabilities of $2.1 million recorded in Accrued expenses and other current liabilities and $9.4 million recorded in Long-term lease liabilities in the Condensed Consolidated Balance Sheets.

Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to five years. The exercise of renewal options is at our discretion and are included if they are reasonably certain to be exercised. As of June 30, 2022, the weighted average remaining minimum lease term is approximately eight years. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded under General and administrative expenses in the Condensed Consolidated Statements of Operations. We elected not to separate lease and non-lease components. Our leases do not contain any material residual value guarantees or restrictive covenants.

In December 2021, we entered into a lease agreement for our new corporate headquarters in Chicago, Illinois. The lease commenced in the first quarter of 2022, when we obtained control of the premises, and runs through December 31, 2033 with a 5-year renewal option. The aggregate lease payments for the initial term are approximately $16.2 million with no rent due until March 2024.

The lease agreement provides for a tenant improvement allowance from the landlord in an amount equal to $6.5 million towards the design and construction on the leased premises. As of June 30, 2022, we incurred leasehold improvement costs of $1.0 million related to the tenant improvement allowance. This amount is recorded in Property and equipment - net in the Condensed Consolidated Balance Sheets. On the commencement date, we recognized the ROU asset and corresponding lease liability of $3.4 million in Right-of-use assets — net and Long-term lease liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Operating and variable lease expenses for the three and six months ended June 30, 2022 were $1.2 million and $1.9 million, respectively.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Cash payments for operating lease liabilities during the three and six months ended June 30, 2022, which are included within the operating activities section in the Condensed Consolidated Statements of Cash Flows, were $0.7 million and $1.4 million, respectively.

Future lease payments at June 30, 2022 are as follows (in thousands):

Operating Leases
Remainder of 2022	$2,054
2023	914
2024	2,038
2025	2,458
2026	2,477
2027	2,436
Thereafter	12,300
Total remaining lease payments	24,677
Less: Imputed interest	7,645
Less: expected tenant improvement allowance	6,472
Present value of lease liabilities	$10,560

Future lease payments at December 31, 2021 under ASC 840 were as follows (in thousands):

Operating Leases
2022	$3,437
2023	905
2024	2,038
2025	2,458
2026	2,477
Thereafter	14,736
Total remaining lease payments	$26,051

7. Goodwill and Intangible Assets

Definite-lived intangible assets includes developed technology and customer relationships, which had a net carrying amount of $15.4 million and $13.8 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, accumulated amortization related to our developed technology was $5.5 million and $2.5 million, respectively.

Our goodwill is included in our Marketplace segment.

The net changes in the carrying amounts of our intangible assets and goodwill were as follows (in thousands):

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2022	$13,845	$64,666	$718,204
Betcha acquisition adjustment	(890)	—	(2,946)
Capitalized development costs	5,394	—	—
Amortization	(2,948)	—	—
Balance at June 30, 2022	$15,401	$64,666	$715,258

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2021	$2,358	$64,666	$683,327
Capitalized development costs	3,886	—	—
Amortization	(789)	—	—
Balance at June 30, 2021	$5,455	$64,666	$683,327

We had recorded $563.2 million of cumulative impairment charges related to our intangible assets and goodwill as of June 30, 2022 and December 31, 2021.

Amortization expense on our definite-lived intangible assets was $1.6 million and $2.9 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2021, respectively. Amortization expense is presented in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Recovery of future customer compensation	$49,517	$58,319
Insurance recovery asset	515	480
Prepaid expenses	8,991	9,573
Other current assets	283	4,132
Total prepaid expenses and other current assets	$59,306	$72,504

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $8.8 million due to a reduction in the estimated rate of future cancellations as of June 30, 2022. The provision related to these expected recoveries is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Other current assets decreased $3.8 million primarily due to the reduction of the prepaid deposit associated with a corporate credit card.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued marketing expense	$23,929	$27,304
Accrued taxes	6,729	9,332
Accrued customer credits	109,987	119,355
Accrued future customer compensation	62,280	73,959
Accrued contingencies	9,470	12,686
Other current liabilities	33,762	38,520
Total accrued expenses and other current liabilities	$246,157	$281,156

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Accrued taxes decreased due to a change in our process for collecting and remitting sales tax. We have historically incurred sales tax expense in jurisdictions where we expected to remit sales tax payments but were not yet collecting from customers. During the second half of 2021, we began collecting sales tax from customers in all required states. The majority of accrued taxes as of June 30, 2022, represents the exposure for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions. Discussions with jurisdictions regarding our liability for uncollected sales taxes continued into the quarter ended June 30, 2022.

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, or breakage, which is recognized in proportion to the pattern of redemption for the customer credits. During the three and six months ended June 30, 2022, $7.5 million and $17.3 million, respectively, of accrued customer credits were redeemed and we recognized $2.6 million and $3.2 million, respectively, of revenue from breakage. During the three and six months ended June 30, 2021, $21.1 million and $26.3 million of accrued customer credits were redeemed and we recognized $2.1 million and $2.8 million, respectively, of revenue from breakage.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations and are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the three and six months ended June 30, 2022, we recognized a net increase in revenue of $5.2 million and $3.4 million, respectively, and during the three and six months ended June 30, 2021, we recognized a net increase in revenue of $4.4 million and $4.2 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

Per the Hoya Intermediate LLC agreement, Hoya Intermediate is required to make a tax distribution to a non-controlling interest of $4.0 million as of June 30, 2022. The tax distribution amount is unpaid as of June 30, 2022 and recorded in Other current liabilities.

10. Debt

Our outstanding debt is comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
June 2017 First Lien Loan	$—	$465,712
February 2022 First Lien Loan	274,313	—
Total long-term debt, gross	274,313	465,712
Less: unamortized debt issuance costs	(5,661)	(5,580)
Total long-term debt, net of issuance costs	268,652	460,132
Less: current portion	(2,750)	—
Total long-term debt, net	$265,902	$460,132

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

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining June 2017 First Lien Loan with a new $275.0 million term loan (the "February 2022 First Lien Loan") with a maturity date of February 3, 2029. In connection with the February 2022 First Lien Loan, we also entered into a new revolving credit facility (the “Revolving Facility”), which allows for an aggregate principal amount of $100.0 million and has a maturity date of February 3, 2027. At June 30, 2022, we had no outstanding borrowings under our Revolving Facility.

The terms of the February 2022 First Lien Loan specified a secured overnight financing rate (“SOFR”) based floating interest rate and revised the springing financial covenant under the June 2017 Term Loans to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. It requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor. The effective interest rate on the February 2022 First Lien Loan was 4.11% per annum at June 30, 2022.

Our February 2022 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace, therefore, the fair value is estimated on a Level 2 basis. At June 30, 2022, the February 2022 First Lien Loan had a fair value of $263.3 million as compared to the carrying amount of $268.7 million.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the February 2022 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness, and in certain circumstances, create restrictions on the ability to enter into transactions with affiliates; create liens; merge or consolidate; and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of June 30, 2022, we were in compliance with all of our debt covenants related to the February 2022 First Lien Loan.

Due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan, we incurred a loss of $4.3 million for the six months ended June 30, 2022, which is presented in Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations.

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

11. Financial Instruments

In Connection with the Merger Transaction, we issued warrants to purchase 3,000,000 Hoya Intermediate common units at an exercise price of $10.00 per unit and warrants to purchase 3,000,000 Hoya Intermediate common units at an exercise price of $15.00 per unit (collectively, "Hoya Intermediate Warrants") to Hoya Topco, LLC ("Hoya Topco"). The Hoya Intermediate Warrants are classified as Other Liabilities in the Condensed Consolidated Balance Sheets. A portion of the Hoya Intermediate Warrants consists of warrants to purchase 1,000,000 Hoya Intermediate common units at exercise prices of $10.00 and $15.00 per unit, respectively, were issued in tandem with stock options issued by Vivid Seats Inc. to members of our management team (“Option Contingent Warrants”). The Option Contingent Warrants only become available to exercise by Hoya Topco in the event that a corresponding management option is forfeited or expires unexercised. As of June 30, 2022, none of the Option Contingent Warrants are available to be exercised by Hoya Topco.

Our Hoya Intermediate Warrants are exercisable for Hoya Intermediate common units, which allow for a potential cash redemption at the discretion of the unit holder. Hence, the Hoya Intermediate Warrants are classified as a liability in Other liabilities on our Condensed Consolidated Balance Sheets. Upon consummation of the Merger Transaction, we recorded a warrant liability of $20.4 million, reflecting the fair value of the Hoya Intermediate Warrants determined using the Black Scholes model. The fair value of the Hoya Intermediate Warrants included Option Contingent Warrants of $1.6 million. The estimated fair value of the Option Contingent Warrants is adjusted to reflect the probability of forfeiture of the corresponding stock options based on historical forfeiture rates for Hoya Topco profits interests.

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants:

	June 30,	December 31,
	2022	2021
Estimated volatility	43.0%	36.0%
Expected term (years)	9.3	9.8
Risk-free rate	3.0%	1.5%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2022, the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants decreased by $8.8 million and $6.6 million, respectively, which is presented in Other (income) expense on the Condensed Consolidated Statements of Operations.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

12. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on our business, financial position or results of operations other than those matters discussed herein.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout, which we have settled. On January 5, 2022, we issued coupons to certain members of the class. Other members will be notified in 2022 that they are eligible to submit a claim for a coupon. As of June 30, 2022 and December 31, 2021, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving settlement of one of the lawsuits was entered by the court on November 1, 2021. As such, after insurance, $4.5 million was funded to a claims settlement pool and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, we had accrued a liability of $2.8 million and $1.7 million, respectively, within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to these matters. We expect to recover some of these costs under our insurance policies and have separately recognized an insurance recovery asset of $0.5 million within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021.

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

We have recognized a liability for this potential tax of $6.4 million and $8.8 million at June 30, 2022 and December 31, 2021, respectively. This liability is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The related sales tax expense was $2.0 million and $2.9 million for the three and six months ended June 30, 2022, respectively and $10.7 million and $13.0 million for the three and six months ended June 30, 2021, respectively. This reflects the change in uncollected amounts owed to jurisdictions during the period, reduced by any abatements received, inclusive of any penalties and interest assessed by the jurisdictions.

13. Related-Party Transactions

Vivid Cheers Inc. (“Vivid Cheers”) was incorporated as a non-profit organization within the meaning of Section 501(c)(3) of the Internal Revenue Code. Vivid Cheers’ mission is to support causes and organizations dedicated to healthcare, education, and support of workers in the live events industry during times of need. We have the right to elect the board of directors of Vivid Cheers, which is currently formed by our executives. We do not have a controlling financial interest in Vivid Cheers, and accordingly, do not consolidate Vivid Cheers’ statement of activities with our financial results. We made charitable contributions to Vivid Cheers of less than $0.1 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $1.0 million for the three and six months ended June 30, 2021, respectively. We had no accrued charitable contributions payable as of June 30, 2022 and had $1.3 million of accrued charitable contributions payable as of December 31, 2021.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

14. Income Taxes

We recorded a valuation allowance against our net deferred tax asset as of December 31, 2021 and March 31,2022. We expect to continue maintaining a full valuation allowance on our net deferred tax asset until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion or the entirety of the valuation allowance will no longer be necessary to be recorded against our net deferred tax asset. Release of the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and an income tax benefit in the period in which the release of the valuation allowance is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of positive evidence becoming available.

For the three and six months ended June 30, 2022, we recorded zero and $0.1 million income tax expense in continuing operations, respectively. The June 30, 2022 income tax provision was primarily a result of state taxes.

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

15. Equity Based Compensation

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

On May 12, 2022, we granted 0.1 million RSUs to certain employees at a weighted average grant date fair value of $7.71 per share. RSUs granted to employees vest over three years, with one-third vesting upon the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

On June 7, 2022, we granted 0.1 million RSUs to directors at a weighted average grant date fair value of $8.85 per share. RSUs granted to directors fully vest on the earlier of (i) the day immediately preceding the date of the first annual meeting of stockholders following the date of the grant and (ii) the one-year anniversary of the grant date, subject to the directors' continued service on the Board.

We account for forfeitures of outstanding, but unvested grants, in the period they occur. At June 30, 2022, there were approximately 2.8 million total RSUs outstanding, of which 1.4 million RSUs were outstanding at December 31, 2021.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Stock options

On March 11, 2022, we granted 2.6 million stock options at an exercise price of $10.26 to certain employees. The grant date fair value is $3.99 per option. Stock options provide for the purchase of shares of our Class A Common Stock in the future at an exercise price set on the grant date. These stock options vest over three years, with one-third vesting upon the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter. The stock options have a contractual term of ten years from the date of the grant, subject to the employee’s continued employment through the applicable vesting date. The fair value of stock options granted is estimated on the grant date using the Black-Scholes model. The following assumptions were used to calculate the fair value of our stock awards on March 11, 2022:

Volatility	37.5%
Expected term (years)	5.9
Interest rate	2.0%
Dividend yield	0.0%

At June 30, 2022, there were approximately 6.7 million total stock options outstanding, of which 4.1 million stock options were granted as of December 31, 2021. No stock options were exercised or forfeited during the three and six months ended June 30, 2022 or during the three months ended December 31, 2021.

Compensation expense

For the three and six months ended June 30, 2022, equity-based compensation expense related to RSUs was $2.4 million and $3.7 million, respectively, compared to zero for the three and six months ended June 30, 2021. Unrecognized compensation expense relating to unvested RSUs as of June 30, 2022, was approximately $30 million.

For the three and six months ended June 30, 2022, equity-based compensation expense related to stock options was $1.8 million and $2.9 million, respectively, compared to zero for the three and six months ended June 30, 2021. Unrecognized compensation expense relating to unvested stock options as of June 30, 2022, was approximately $22 million.

For the three and six months ended June 30, 2022, equity-based compensation expense related to profit interests was $1.2 million and $2.3 million, respectively, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2021.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

16. Earnings Per Share

Class B common stock does not have economic rights in the Company and as a result, is not considered a participating security for basic and diluted income (loss) per share. As such, basic and diluted income (loss) per share of Class B common stock has not been presented. The following tables set forth the computation of basic and diluted net income per share of Class A Common Stock for the periods where we had Class A and Class B common stock outstanding (in thousands, except share and per share data):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator—basic:
Net income	$24,060	$27,198
Less: Income attributable to redeemable noncontrolling interests	14,405	16,284
Net income attributable to Class A Common Stockholders—basic	9,655	10,914
Denominator—basic:
Weighted average Class A common stock outstanding—basic	79,256,354	79,204,430
Net income per Class A common stock—basic	$0.12	$0.14

Numerator—diluted:
Net income attributable to Class A Common Stockholders—basic	$9,655	$10,914
Net income effect of dilutive securities:
Effect of Exercise Warrants	—	43
Effect of RSUs	—	1
Net income attributable to Class A Common Stockholders—diluted	9,655	10,958
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	79,256,354	79,204,430
Weighted average effect of dilutive securities:
Effect of Exercise Warrants	—	517,812
Effect of RSUs	2,663	15,340
Weighted average Class A common stock outstanding—diluted	79,259,017	79,737,582
Net income per Class A common stock—diluted	$0.12	$0.14

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Potential shares of common stock are excluded from the computation of diluted net income per share if their effect would have been anti-dilutive for the period presented or if the issuance of shares is contingent upon events that did not occur by the end of the period.

The following tables present potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented that could potentially dilute earnings per share in the future:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
RSUs	2,838,717	1,418,091
Stock options	6,660,995	6,660,995
Class A Warrants	13,286,644	13,286,644
Exercise Warrants	34,000,000	17,000,000
Hoya Intermediate Warrants	6,000,000	6,000,000
Noncontrolling Interest	118,200,000	118,200,000

On June 30, 2022, we received 11,365,913 validly tendered public warrants in exchange for 2,727,785 shares of Class A Common Stock. In accordance with the contingently issuable share guidance in ASC 260, the Class A Common shares were considered issued for earnings per share purposes, and the public warrants were considered tendered when all contingencies were resolved as of that date.

We analyzed the calculation of income (loss) per share for periods prior to the Merger Transaction and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, income (loss) per share information has not been presented for periods prior to the Merger Transaction.

17. Subsequent events

On July 5, 2022, we closed on our offer to the holders of our outstanding public warrants to receive 0.240 shares of Class A Common Stock in exchange for each outstanding public warrant tendered by the holder ("Offer"). At closing, we issued 2,727,785 shares of Class A Common Stock in exchange for 11,365,913 public warrants tendered in the Offer.

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

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe live events deliver some of life’s most exciting moments. Our platform provides ticket buyers and sellers with an easy-to-use and trusted marketplace experience that enables fans to purchase tickets to live events and create new memories. We believe we differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. Comparatively, during the three and six months ended June 30, 2022, our revenues were $147.7 million and $278.5 million, respectively, and Marketplace Gross Order Value ("Marketplace GOV") was $814.8 million and $1,557.0 million, respectively. During the three and six months ended June 30, 2021, our revenues were $115.5 million and $139.6 million, respectively, and Marketplace GOV was $693.1 million and $809.6 million, respectively. Comparatively, our net income was $24.1 million and $27.2 million for the three and six months ended June 30, 2022, respectively. Our net income was $2.6 million and net loss was $17.6 million for the three and six months ended June 30, 2021, respectively.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

Through our Marketplace segment, we act as an intermediary between ticket buyers and ticket sellers. We earn revenue processing ticket sales from our Owned Properties, consisting of the Vivid Seats website and mobile applications, and from our Private Label offering, which consists of numerous distribution partners. Using our online platform, we process customer payments, coordinate ticket deliveries, and provide customer service to ticket buyers.

A key component of our platform is Skybox, a proprietary enterprise resource planning tool used by many of our ticket sellers. Skybox is a free-to-use software system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple secondary ticket marketplaces.

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

The following table summarizes our key business metrics and non-GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Marketplace GOV(1)	$814,817	$693,090	$1,556,955	$809,563
Total Marketplace orders(2)	2,410	1,713	4,429	2,006
Total Resale orders(3)	67	35	135	48
Adjusted EBITDA(4)	$30,329	$36,195	$51,341	$40,382
(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV was negatively impacted by event cancellations in the amount of $14.7 million and $49.5 million during the three and six months ended June 30, 2022, respectively, and $18.5 million and $37.0 million during the three and six months ended June 30, 2021, respectively.
(2)
Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform during a period, net of event cancellations that occurred during that period. During the three and six months ended June 30, 2022, our Marketplace segment experienced 35,916 and 127,316 event cancellations, respectively, compared to 48,319 and 100,094 event cancellations during the three and six months ended June 30, 2021, respectively.
(3)
Total Resale orders represent the volume of Resale segment orders sold by our Resale team in a period, net of event cancellations that occurred during that period. During the three and six months ended June 30, 2022, our Resale segment experienced 711 and 3,270 event cancellations, respectively, compared to 772 and 1,913 event cancellations during the three and six months ended June 30, 2021, respectively.
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

Marketplace GOV

Marketplace GOV is a key driver of our Marketplace revenue. Marketplace GOV represents the total transactional amount of Marketplace orders in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV reflects our ability to attract and retain customers, as well as the overall health of the industry.

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

Our Marketplace GOV increased during the three and six months ended June 30, 2022 when compared to the same periods in 2021 as a result of higher number of orders processed.

Total Marketplace Orders

Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations. An order can include one or more tickets and/or parking passes. Total Marketplace orders allow us to monitor order volume and better identify trends within our Marketplace segment. Total Marketplace orders increased during the three and six months ended June 30, 2022 when compared to the same periods in 2021 as a result of a higher number of orders processed.

Total Resale Orders

Total Resale orders represent the volume of Resale segment orders sold in a period, net of event cancellations. An order can include one or more tickets and/or parking passes. Total Resale orders allow us to monitor order volume and better identify trends within our Resale segment. Total Resale orders increased during the three and six months ended June 30, 2022 when compared to the same periods in 2021 as a result of a higher number of orders processed.

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

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$24,060	$2,645	$27,198	$(17,606)
Income tax expense	—	—	76	—
Interest expense - net	2,699	16,839	6,641	33,158
Depreciation and amortization	1,726	500	3,111	795
Sales tax liability(1)	2,010	10,726	2,932	12,987
Transaction costs(2)	2,345	3,863	3,747	7,409
Equity-based compensation(3)	5,312	1,184	8,909	2,274
Loss on extinguishment of debt(4)	—	—	4,285	—
Litigation, settlements and related costs(5)	1,009	438	995	1,079
Severance related to COVID-19(6)	—	—	—	286
Change in fair value of warrants(7)	(8,832)	—	(6,553)	—
Adjusted EBITDA	$30,329	$36,195	$51,341	$40,382
(1)
We have historically incurred sales tax expense in jurisdictions where we expected to remit sales tax payments but were not yet collecting from customers. During the second half of 2021, we began collecting sales tax from customers in all required states. The sales tax liability presented herein represents the exposure for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions. Discussions with jurisdictions regarding our liability for uncollected sales taxes continued during the period ended June 30, 2022.
(2)
Transaction costs consist of legal; accounting; tax and other professional fees; personnel-related costs, which consist of retention bonuses; and integration costs. Transaction costs recognized in 2022 were related to the merger transaction with Horizon Acquisition Corporation (the "Merger Transaction"), the acquisition of Betcha Sports, Inc. ("Betcha"), refinancing of the remaining June 2017 First Lien Loan with a new February 2022 First Lien Loan and our offering to the holders of our outstanding public warrants to receive shares of Class A Common Stock in exchange for each outstanding public warrant tendered by the holder. Transaction costs recognized in 2021 were related to the Merger Transaction, to the extent they were not eligible for capitalization.
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
(7)
This relates to the revaluation of Hoya Intermediate Warrants following the Merger Transaction.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Almost immediately, mitigation measures implemented or recommended by governmental authorities and private organizations restricted attendance at live events throughout North America resulting in large-scale event cancellations and meaningfully reduced activity on our platform. Beginning in the second quarter of 2021, and continuing into the second quarter of 2022, we have seen a recovery in ticket orders as mitigation measures ease. While we have experienced recovery from the COVID-19 pandemic, given the emergence of new variants and continued infectious cases, significant uncertainty remains. If economic conditions caused by the pandemic were to worsen, our financial condition, cash flows, and results of operations may be further materially impacted.

Key Factors Affecting our Performance

There have been no material changes from the “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section disclosed in our 2021 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenues	$147,694	$115,498	$32,196	28%	$278,466	$139,612	$138,854	99%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	32,422	19,986	12,436	62%	64,586	23,911	40,675	170%
Marketing and selling	59,412	46,422	12,990	28%	113,640	54,377	59,263	109%
General and administrative	36,207	29,106	7,101	24%	65,482	44,977	20,505	46%
Depreciation and amortization	1,726	500	1,226	245%	3,111	795	2,316	291%
Income from operations	17,927	19,484	(1,557)	(8)%	31,647	15,552	16,095	103%
Other (income) expense:
Interest expense – net	2,699	16,839	(14,140)	(84)%	6,641	33,158	(26,517)	(80)%
Loss on extinguishment of debt	—	—	—	100%	4,285	—	4,285	100%
Other income	(8,832)	—	(8,832)	100%	(6,553)	—	(6,553)	100%
Income (loss) before income taxes	24,060	2,645	21,415	810%	27,274	(17,606)	44,880	255%
Income tax expense	—	—	—	100%	76	—	76	100%
Net income (loss)	24,060	2,645	21,415	810%	27,198	(17,606)	44,804	254%
Net income (loss) attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	2,645	(2,645)	(100)%	—	(17,606)	17,606	100%
Net income attributable to redeemable noncontrolling interests	14,405	—	14,405	100%	16,284	—	16,284	100%
Net income attributable to Class A Common Stockholders	$9,655	$—	$9,655	100%	$10,914	$—	$10,914	100%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenues:
Marketplace	$129,914	$104,648	$25,266	24%	$240,430	$126,641	$113,789	90%
Resale	17,780	10,850	6,930	64%	38,036	12,971	25,065	193%
Total revenues	$147,694	$115,498	$32,196	28%	$278,466	$139,612	$138,854	99%

Total revenues increased $32.2 million, or 28% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased $138.9 million, or 99% during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase, which occurred in both our Marketplace and Resale segments, resulted from an increase in new orders processed resulting from the resumption of live events. The pandemic and resulting mitigation measures had a significant adverse effect on order volume and event cancellations during the three and six months ended June 30, 2021. In the second quarter of 2021, most local governments began to lift large scale restrictions on live events such that there was a significant increase in live events held for the three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021.

Marketplace

The following table presents Marketplace revenues by event category (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenues:
Concerts	$65,816	$49,843	$15,973	32%	$124,489	$56,857	$67,632	119%
Sports	51,285	48,005	3,280	7%	90,200	62,143	28,057	45%
Theater	11,856	6,515	5,341	82%	24,471	7,298	17,173	235%
Other	957	285	672	236%	1,270	343	927	270%
Total Marketplace revenues	$129,914	$104,648	$25,266	24%	$240,430	$126,641	$113,789	90%

Marketplace revenues increased $25.3 million, or 24% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased $113.8 million, or 90% during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in Marketplace revenues resulted primarily from an overall increase in new orders processed on our Marketplace platform for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Total Marketplace orders increased 0.7 million, or 41%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased 2.4 million, or 121%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in orders resulted from the increase in events held after restrictions on fan attendance due to the COVID-19 pandemic were reduced or lifted. These increases occurred across all event categories.

Cancellation charges, which are recognized as a reduction to revenues, were $5.0 million and $21.0 million for the three and six months ended June 30, 2022, respectively, compared to $15.8 million and $17.2 million for the three and six months ended June 30, 2021, respectively. Cancellation charges for the three months ended June 30, 2022 were lower than the three months ended June 30, 2021. Cancellation charges for the six months ended June 30, 2022 were higher than the six months ended June 30, 2021 due to an overall increase in volume, MLB cancellations due to the early-2022 settled labor dispute, and other large concert tour cancellations.

Marketplace revenues by business model consisted of the following (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenues:
Owned Properties	$98,564	$84,535	$14,029	17%	$182,230	$102,731	$79,499	77%
Private Label	31,350	20,113	11,237	56%	58,200	23,910	34,290	143%
Total Marketplace revenues	$129,914	$104,648	$25,266	24%	$240,430	$126,641	$113,789	90%

The increases in revenue from both Owned Properties and Private Label during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 resulted primarily from the increase in order volume as COVID-19 restrictions were lifted and more events occurred with larger audiences.

Resale

Resale revenues increased $6.9 million, or 64%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased $25.1 million, or 193%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase resulted primarily from higher order volume. Total Resale orders increased less than 0.1 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased 0.1 million, or 181%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Cancellation charges, classified as a reduction of revenue, negatively impacted Resale revenue by $0.4 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $1.8 million and $2.9 million for the three and six months ended June 30, 2021, respectively.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Cost of revenues:
Marketplace	$18,553	$13,707	$4,846	35%	$34,962	$16,407	$18,555	113%
Resale	13,869	6,279	7,590	121%	29,624	7,504	22,120	295%
Total cost of revenues	$32,422	$19,986	$12,436	62%	$64,586	$23,911	$40,675	170%

Total cost of revenues increased $12.4 million, or 62%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased $40.7 million, or 170%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase to total cost of revenues resulted from higher order volume in both our Marketplace and Resale segments.

Marketplace

Marketplace cost of revenues increased $4.8 million, or 35%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased $18.6 million, or 113%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in cost of revenues is consistent with the increase in total Marketplace orders, which increased by 0.7 million orders, or 41%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased 2.4 million orders, or 121%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Resale

Resale cost of revenues increased $7.6 million, or 121%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased $22.1 million, or 295%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase resulted from an increase in total Resale orders of less than 0.1 million orders during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and an increase of 0.1 million orders, or 181%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in Resale cost of revenues is not consistent with the increase in Resale revenues due to lower margins in 2022 compared to 2021.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Marketing and selling:
Online	$54,820	$45,096	$9,724	22%	$104,670	$52,885	$51,785	98%
Offline	4,592	1,326	3,266	246%	8,970	1,492	7,478	501%
Total marketing and selling	$59,412	$46,422	$12,990	28%	$113,640	$54,377	$59,263	109%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $13.0 million, or 28%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased $59.3 million, or 109%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in expenses primarily resulted from greater spending on online advertising. Our spending on online advertising increased by $9.7 million, or 22%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased by $51.8 million, or 98%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. As restrictions on the attendance of live events were reduced or lifted, we increased our spending on marketing to capitalize on the increase in live event attendance. In addition, in 2022, we continued our increased marketing efforts as part of our brand awareness efforts.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
General and administrative:
Personnel expenses	$22,696	$9,602	$13,094	136%	$42,434	$16,273	$26,161	161%
Non-income tax expenses	2,443	11,083	(8,640)	(78)%	3,682	13,445	(9,763)	(73)%
Other	11,068	8,421	2,647	31%	19,366	15,259	4,107	27%
Total general and administrative	$36,207	$29,106	$7,101	24%	$65,482	$44,977	$20,505	46%

Total general and administrative expenses increased $7.1 million, or 24%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased $20.5 million, or 46%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a higher employee headcount and an increase in costs for our outsourced customer service provider.

Depreciation and Amortization

Depreciation and amortization expenses increased $1.2 million, or 245%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased $2.3 million, or 291%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily related to an increase in development activities related to our platform and the intangibles acquired as part of the Betcha acquisition.

Other (Income) Expense

Interest expense – net

Interest expense decreased $14.1 million, or 84%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and decreased $26.5 million, or 80%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. We paid off the May 2020 First Lien Loan and made a partial payment of the outstanding principal on the June 2017 First Lien Loan in the fourth quarter of 2021. In addition, we further reduced our outstanding debt balance and effective interest rate on February 3, 2022 when we refinanced the June 2017 First Lien Loan with the February 2022 First Lien Loan.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.3 million during the six months ended June 30, 2022 due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan in the first quarter of 2022 and therefore had no impact on the three months ended June 30, 2022.

Other income

Other income was $8.8 million and $6.6 million during the three and six months ended June 30, 2022 primarily due to the fair value remeasurement of the Hoya Intermediate Warrants.

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

As of June 30, 2022, we had $287.8 million of cash and cash equivalents. Cash and cash equivalents consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. For the six months ended June 30, 2022, we generated positive cash flows from our operating activities.

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

We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021. In the first quarter of 2022, we repaid $190.7 million of the outstanding June 2017 First Lien Loan. On February 3, 2022, we entered into an amendment which refinances the remaining June 2017 First Lien Loan with a new $275.0 million February 2022 First Lien Loan with a maturity date of February 3, 2029, adds a new revolving credit facility in an aggregate principal amount of $100.0 million with a maturity date of February 3, 2027, replaces the LIBOR based floating interest rate with a term SOFR based floating interest rate and revises the springing financial covenant to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022

First Lien Loan will carry an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor.

As of June 30, 2022, we are only party to one credit facility, the February 2022 First Lien Loan. At June 30, 2022, we had no outstanding borrowings under our Revolving Facility.

Share Repurchase Program

On May 25, 2022, our board of directors authorized a share repurchase program of our Class A Common Stock of up to $40.0 million ("Program"). The Program will be effective until March 31, 2023. We may repurchase shares from time to time in open market transactions, through privately negotiated transactions or otherwise in accordance with applicable federal securities laws. The amount and timing of repurchases will depend upon market conditions and other factors including price. The Program does not obligate us to acquire any particular amount of stock, and it may be terminated, modified, or suspended at any time at our discretion. The Program may commence upon the completion or termination of our offering to the holders of our outstanding public warrants to receive shares of Class A Common Stock in exchange for each outstanding public warrant tendered by the holder ( the "Offer"). On July 5, 2022, we completed the Offer. At closing, we issued 2,727,785 shares of Class A Common Stock in exchange for 11,365,913 public warrants tendered in the Offer.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$1,406	$182,996
Net cash used in investing activities	(6,931)	(4,212)
Net cash used in financing activities	(196,255)	(3,206)
Net increase (decrease) in cash and cash equivalents	$(201,780)	$175,578

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2022 due to $27.2 million in net income, non-cash charges of $11.5 million, and net cash outflows from a $37.3 million change in net operating assets. The net cash outflows from the change in our net operating assets were primarily due to the increase in operations as COVID-19 mitigation measures continue to ease.

Net cash provided by operating activities was $183.0 million for the six months ended June 30, 2021 due to $17.6 million in net loss, non-cash charges of $21.9 million, and net cash inflows from a $178.7 million change in net operating assets. The net cash inflows from the change in net operating assets were primarily due to an increase in accounts payable. The increase in accounts payable resulted primarily from an increase in amounts payable to ticket sellers as sales increased in the first half of 2021.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $6.9 million and was primarily related to capital spending on development activities related to our platform.

Net cash used in investing activities for the six months ended June 30, 2021 was $4.2 million and was primarily related to capital spending on development activities related to our platform.

Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $196.3 million and was primarily related to the repayment of the June 2017 First Lien Loan in connection with the refinancing.

Net cash used in financing activities for the six months ended June 30, 2021 was $3.2 million and was primarily related to payments on our June 2017 First Lien Loan.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in the 2021 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2, New Accounting Standards, in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. We maintain floating-rate debt that bears interest based on market rates plus an applicable spread. Because our interest rate is tied to market rates, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate borrowings. A hypothetical 1% increase or decrease in interest rates, assuming rates are above our interest rate floor, would not have a material impact on interest expense based on amounts outstanding under the June 2017 First Lien Loan and February 2022 First Lien Loan during the three and six months ended June 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of June 30, 2022 due to the reasons described below.

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

Remediation Activities

As part of our plan to remediate this material weakness, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We have hired and plan to continue to hire additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities and appropriate segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 12, Commitments and Contingencies, in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

		S-4	2.2	5/28/2021
2.3	Plan of Merger dated October 18, 2021 among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
3.3	Amended and Restated Bylaws	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement dated October 14, 2021 between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate of Vivid Seats Inc.	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate of Vivid Seats Inc.	10-K	4.3	3/15/2022
10.1	Non-Employee Director Compensation Policy				*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).	*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
August 9, 2022

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
August 9, 2022