Form 10-Q
period 2022-09-30
Vivid Seats Inc.
filed 2022-11-08
CIK 1856031

ma

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40926

Vivid Seats Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3355184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24 E. Washington Street Suite 900 Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

(312) 291-9966

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SEAT	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A common stock	SEATW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2022, the registrant had 81,296,366 shares of Class A common stock, $0.0001 par value per share, outstanding and 118,200,000 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data) (Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$273,889	$489,530
Restricted cash	511	280
Accounts receivable – net	40,494	36,124
Inventory – net	14,123	11,773
Prepaid expenses and other current assets	35,028	72,504
Total current assets	364,045	610,211
Property and equipment – net	8,843	1,082
Right-of-use assets – net	8,249	—
Intangible assets – net	81,600	78,511
Goodwill	715,258	718,204
Other non-current assets	2,526	787
Total assets	$1,180,521	$1,408,795
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$165,355	$191,201
Accrued expenses and other current liabilities	203,557	281,156
Deferred revenue	33,631	25,139
Current maturities of long-term debt	2,750	—
Total current liabilities	405,293	497,496
Long-term debt – net	265,405	460,132
Long-term lease liabilities	13,741	—
Other liabilities	16,133	25,834
Total long-term liabilities	295,279	485,966
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	905,412	1,286,016

Shareholders' deficit
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 82,041,142 and 79,091,871 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 118,200,000 issued and outstanding at September 30, 2022 and December 31, 2021	12	12
Additional paid-in capital	601,784	182,091
Treasury stock, at cost, 397,551 shares at September 30, 2022; no shares at December 31, 2021	(3,050)	—
Accumulated deficit	(1,024,217)	(1,042,794)
Total Shareholders' deficit	(425,463)	(860,683)
Total liabilities, Redeemable noncontrolling interests, and Shareholders' deficit	$1,180,521	$1,408,795

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$156,818	$139,538	$435,284	$279,150
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	37,617	30,475	102,203	54,386
Marketing and selling	66,323	50,371	179,963	104,748
General and administrative	30,239	42,509	95,721	87,486
Depreciation and amortization	2,158	711	5,269	1,506
Change in fair value of contingent consideration	(1,220)	—	(1,220)	—
Income from operations	21,701	15,472	53,348	31,024
Other (income) expense:
Interest expense – net	2,901	17,319	9,542	50,477
Loss on extinguishment of debt	—	—	4,285	—
Other income	(65)	—	(6,618)	—
Income (loss) before income taxes	18,865	(1,847)	46,139	(19,453)
Income tax expense	118	—	194
Net income (loss)	18,747	(1,847)	45,945	(19,453)
Net loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	(1,847)	—	(19,453)
Net income attributable to redeemable noncontrolling interests	11,084	—	27,368	—
Net income attributable to Class A Common Stockholders	$7,663	$—	$18,577	$—

Income per Class A Common Stock(1):
Basic	$0.09		$0.23
Diluted	$0.09		$0.23
Weighted average Class A Common Stock outstanding(1):
Basic	81,996,447		80,145,329
Diluted	82,023,463		198,709,769

(1) There were no shares of Class A Common Stock outstanding prior to October 18, 2021. Therefore, no income (loss) per share information has been presented for any period prior to that date.

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$18,747	$(1,847)	$45,945	$(19,453)
Other comprehensive income (loss):
Unrealized gain on derivative instruments	—	309	—	822
Comprehensive income (loss), net of taxes	$18,747	$(1,538)	$45,945	$(18,631)
Comprehensive loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	(1,538)	—	(18,631)
Comprehensive income attributable to redeemable noncontrolling interests	11,084	—	27,368	—
Comprehensive income attributable to Class A Common Stockholders	$7,663	$—	$18,577	$—

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except share/unit data) (Unaudited)

	Redeemable Senior preferred units		Redeemable Preferred units		Common units
	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total members' deficit
Balances at January 1, 2021	100	$218,288	100	$9,939	100	$—	$755,716	$(1,026,675)	$(822)	$(271,781)
Net loss	—	—	—	—	—	—	—	(20,251)	—	(20,251)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	243	243
Deemed contribution from former parent	—	—	—	—	—	—	1,091	—	—	1,091
Accretion of senior preferred units	—	6,822	—	—	—	—	(6,822)	—	—	(6,822)
Balances at March 31, 2021	100	$225,110	100	$9,939	100	$—	$749,985	$(1,046,926)	$(579)	$(297,520)
Net income	—	—	—	—	—	—	—	2,645	—	2,645
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	270	270
Deemed contribution from former parent	—	—	—	—	—	—	1,183	—	—	1,183
Accretion of senior preferred units	—	6,821	—	—	—	—	(6,821)	—	—	(6,821)
Balances at June 30, 2021	100	$231,931	100	$9,939	100	$—	$744,347	$(1,044,281)	$(309)	$(300,243)
Net income	—	—	—	—	—	—	—	(1,847)	—	(1,847)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	309	309
Deemed contribution from former parent	—	—	—	—	—	—	1,197	—	—	1,197
Accretion of senior preferred units	—	2,558	—	—	—	—	(2,558)	—	—	(2,558)
Balances at September 30, 2021	100	$234,489	100	$9,939	100	$—	$742,986	$(1,046,128)	$—	$(303,142)

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except share/unit data) (Unaudited)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total shareholders' deficit
Balances at January 1, 2022	$1,286,016	79,091,871	$8	118,200,000	$12	$182,091	—	$—	$(1,042,794)	$(860,683)
Net income	1,879	—	—	—	—	—	—	—	1,259	1,259
Issuance of shares	—	75,072	—	—	—	—	—	—	—	—
Deemed contribution from former parent	691	—	—	—	—	463	—	—	—	463
Equity-based compensation	—	—	—	—	—	2,443	—	—	—	2,443
Subsequent remeasurement of Redeemable noncontrolling interests	18,706	—	—	—	—	(18,706)	—	—	—	(18,706)
Balances at March 31, 2022	$1,307,292	79,166,943	$8	118,200,000	$12	$166,291	—	$—	$(1,041,535)	$(875,224)
Net income	14,405	—	—	—	—	—	—	—	9,655	9,655
Issuance of shares	—	74,089	—	—	—	—	—	—	—	—
Deemed contribution from former parent	699	—	—	—	—	468	—	—	—	468
Equity-based compensation	—	—	—	—	—	4,145	—	—	—	4,145
Distributions to non-controlling interest	—	—	—	—	—	(4,108)	—	—	—	(4,108)
Subsequent remeasurement of Redeemable noncontrolling interests	(439,442)	—	—	—	—	439,442	—	—	—	439,442
Balances at June 30, 2022	$882,954	79,241,032	$8	118,200,000	$12	$606,238	—	$—	$(1,031,880)	$(425,622)
Net income	11,084	—	—	—	—	—	—	—	7,663	7,663
Issuance of shares	—	72,325	—	—	—	—	—	—	—	—
Deemed contribution from former parent	617	—	—	—	—	427	—	—	—	427

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except share/unit data) (Unaudited)

Equity-based compensation	—	—	—	—	—	4,029	—	—	—	4,029
Repurchases of common stock	—	—	—	—	—	—	(397,551)	(3,050)	—	(3,050)
Distributions to non-controlling interest	(810)	—	—	—	—	—	—	—	—	—
Reclassification of contingent consideration	—					2,657				2,657
Subsequent remeasurement of Redeemable noncontrolling interests	11,567	—	—	—	—	(11,567)	—	—	—	(11,567)
Increase in common shares outstanding following warrant exchange	—	2,727,785	—	—	—	—	—	—	—	—
Balances at September 30, 2022	$905,412	82,041,142	$8	118,200,000	$12	$601,784	(397,551)	$(3,050)	$(1,024,217)	$(425,463)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$45,945	$(19,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,269	1,506
Amortization of deferred financing costs and interest rate cap	819	4,120
Equity-based compensation expense	13,982	3,471
Loss on extinguishment of debt	4,285	—
Change in fair value of warrants	(6,618)	—
Interest expense paid-in-kind	—	25,117
Amortization of leases	1,591	—
Loss on asset disposals	63	—
Change in fair value of contingent consideration	(1,220)	—
Change in assets and liabilities:
Accounts receivable	(4,292)	(18,784)
Inventory	(2,350)	(9,660)
Prepaid expenses and other current assets	37,778	(16,694)
Accounts payable	(26,737)	143,481
Accrued expenses and other current liabilities	(73,938)	87,339
Deferred revenue	8,492	14,567
Other assets and liabilities	(1,680)	252
Net cash provided by operating activities	1,389	215,262
Cash flows from investing activities
Purchases of property and equipment	(2,727)	(689)
Purchases of personal seat licenses	(165)	(76)
Investments in developed technology	(8,988)	(6,558)
Cash adjustment in acquisition	(8)	—
Net cash used in investing activities	(11,888)	(7,323)
Cash flows from financing activities
Payments of June 2017 First Lien Loan	(465,712)	(4,809)
Proceeds from February 2022 First Lien Loan	275,000	—
Payments of deferred financing costs and other debt-related costs	(4,856)	—
Payments of February 2022 First Lien Loan	(1,375)	—
Distributions to non-controlling interests	(4,918)	—
Repurchase of Common Stock as Treasury Stock	(3,050)	—
Net cash used in financing activities	(204,911)	(4,809)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(215,410)	203,130
Cash, cash equivalents, and restricted cash – beginning of period	489,810	285,337
Cash, cash equivalents, and restricted cash – end of period	$274,400	$488,467
Supplemental disclosure of cash flow information:
Paid-in-kind interest added to May 2020 First Lien Loan principal	$—	$28,463
Cash paid for interest	$9,886	$21,143
Property and equipment acquired through tenant improvement allowance	$5,346	—
Right-of-use assets obtained in exchange for lease obligations	$3,406	$—
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

COVID-19 Update

Beginning in the second quarter of 2021, and continuing through the third quarter of 2022, we have seen a recovery in ticket orders as mitigation measures ease. While we have experienced recovery from the COVID-19 pandemic, given the emergence of new variants and continued infectious cases, uncertainty remains. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our condensed consolidated financial statements. If economic conditions caused by the pandemic worsen, our financial condition, cash flows, and results of operations may be further materially impacted.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

3. Business Acquisition

On December 13, 2021, we acquired 100% of the equity of Betcha Sports, Inc. (“Betcha”). In August 2022, we rebranded Betcha as Vivid Picks, LLC ("Vivid Picks"). Vivid Picks is a real money daily fantasy sports app with social and gamification features that enhance fans' connection with their favorite live sports. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. Acquisition costs directly related to the transaction for the three and nine months ended September 30, 2022 were not material and are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The acquisition date fair value of the consideration consisted of $0.8 million in cash and 2.1 million shares of our Class A common stock ("Class A Common Stock"). The total consideration includes cash earnouts of $3.4 million as of the acquisition date representing the estimated fair value that we may be obligated to pay if Vivid Picks meets certain earnings objectives. In addition, the consideration includes future milestone payments of $9.5 million as of the acquisition date representing the estimated fair value that we may be obligated to pay upon the achievement of certain integration objectives. For the three and nine months ended September 30, 2022, we made no payments related to cash earnouts and milestone payments. For the three and nine months ended September 30, 2022, the estimated fair value of cash earnouts decreased by $1.2 million, which is presented in Change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations. As of September 30, 2022, $2.6 million was recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheets related to our first milestone payment. In October 2022, we paid the first milestone payment which consisted of $0.2 million in cash and 0.3 million in shares of our Class A common stock.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

As part of the acquisition, we agreed to pay cash bonuses to certain Vivid Picks employees over three years following the anniversary of the employee start date. The payouts are subject to continued employment, and therefore treated as compensation and expensed.

Proforma financial information has not been presented as the Vivid Picks acquisition was not considered material to our Condensed Consolidated Financial Statements.

The consideration was allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill recorded is not deductible for tax purposes as the Vivid Picks acquisition was primarily a stock acquisition and is attributable to the assembled workforce as well as the anticipated synergies from the integration of Vivid Picks's technology with our technology.

The consideration allocation for Vivid Picks is preliminary because the evaluations necessary to assess the fair value of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets, cash earnouts, milestone payments, and acquired income tax assets and liabilities. As a result, these allocations are subject to change during the purchase price allocation period as the valuations are finalized. During the second quarter of 2022, we recognized adjustments related to the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The adjustments primarily consisted of $0.9 million in definite-lived intangible assets and $2.9 million in goodwill. Refer to Note 7, Goodwill and Intangible Assets, for the acquisition adjustment.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

Marketplace revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marketplace revenues:
Owned Properties	$106,597	$96,169	$288,827	$198,900
Private Label	23,945	24,296	82,145	48,206
Total Marketplace revenues	$130,542	$120,465	$370,972	$247,106

Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marketplace revenues:
Concerts	$63,802	$55,343	$188,291	$112,200
Sports	52,812	53,485	143,012	115,628
Theater	13,526	11,131	37,997	18,429
Other	402	506	1,672	849
Total Marketplace revenues	$130,542	$120,465	$370,972	$247,106

Within the Resale segment, we sell tickets we hold in inventory on resale ticket marketplaces. Resale revenues were $26.3 million and $64.3 million during the three and nine months ended September 30, 2022, respectively, and $19.1 million and $32.0 million during the three and nine months ended September 30, 2021, respectively.

At September 30, 2022, Deferred revenue in the Condensed Consolidated Balance Sheets was $33.6 million, which primarily relates to Vivid Seats Rewards, our loyalty program.

At December 31, 2021, $25.1 million was recorded as Deferred revenue, of which $1.2 million and $7.2 million was recognized as revenue during the three and nine months ended September 30, 2022, respectively. At December 31, 2020, $6.0 million was recorded as Deferred revenue, of which $1.0 million and $2.6 million was recognized as revenue during the three and nine months ended September 30, 2021, respectively.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables represent our segment information (in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$130,542	$26,276	$156,818	$370,972	$64,312	$435,284
Cost of revenues (exclusive of depreciation and amortization shown separately below)	17,950	19,667	37,617	52,912	49,291	102,203
Marketing and selling	66,323	—	66,323	179,963	—	179,963
Contribution margin	$46,269	$6,609	52,878	$138,097	$15,021	153,118
General and administrative			30,239			95,721
Depreciation and amortization			2,158			5,269
Change in fair value of contingent consideration			(1,220)			(1,220)
Income from operations			21,701			53,348
Interest expense – net			2,901			9,542
Loss on extinguishment of debt			—			4,285
Other income			(65)			(6,618)
Income before income taxes			$18,865			$46,139

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$120,465	$19,073	$139,538	$247,106	$32,044	$279,150
Cost of revenues (exclusive of depreciation and amortization shown separately below)	15,694	14,781	30,475	32,101	22,285	54,386
Marketing and selling	50,371	—	50,371	104,748	—	104,748
Contribution margin	$54,400	$4,292	58,692	$110,257	$9,759	120,016
General and administrative			42,509			87,486
Depreciation and amortization			711			1,506
Income from operations			15,472			31,024
Interest expense – net			17,319			50,477
Loss before income taxes			$(1,847)			$(19,453)

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

We determine if an arrangement is a lease at inception of a contract. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. As of September 30, 2022, the weighted average discount rate applied to the lease liabilities is approximately 7%. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets and rent expense for these short-term leases is recognized in General and administrative expenses in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease costs were not material to our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

We entered into all of our lease contracts as a lessee. We are not acting as a lessor under any of our leasing arrangements. The vast majority of our lease contracts are real estate leases for office space. All of our leases are classified as operating. At September 30, 2022, we had $8.2 million of ROU assets in Right-of-use assets — net, and

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

the corresponding operating lease liabilities of $1.7 million recorded in Accrued expenses and other current liabilities and $13.7 million recorded in Long-term lease liabilities in the Condensed Consolidated Balance Sheets.

Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to five years. The exercise of renewal options is at our discretion and are included if they are reasonably certain to be exercised. As of September 30, 2022, the weighted average remaining minimum lease term is approximately nine years. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded under General and administrative expenses in the Condensed Consolidated Statements of Operations. We elected not to separate lease and non-lease components. Our leases do not contain any material residual value guarantees or restrictive covenants.

In December 2021, we entered into a lease agreement for our new corporate headquarters in Chicago, Illinois. The lease commenced in the first quarter of 2022, when we obtained control of the premises, and runs through December 31, 2033 with a 5-year renewal option. The aggregate lease payments for the initial term are approximately $16.2 million with no rent due until March 2024.

The lease agreement provides for a tenant improvement allowance from the landlord in an amount equal to $6.5 million towards the design and construction on the leased premises. As of September 30, 2022, we incurred leasehold improvement costs of $5.3 million related to the tenant improvement allowance. This amount is recorded in Property and equipment - net in the Condensed Consolidated Balance Sheets. On the commencement date, we recognized the ROU asset and corresponding lease liability of $3.4 million in Right-of-use assets — net and Long-term lease liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Operating and variable lease expenses for the three and nine months ended September 30, 2022 were $1.1 million and $3.0 million, respectively.

Cash payments for operating lease liabilities during the nine months ended September 30, 2022, which are included within the operating activities section in the Condensed Consolidated Statements of Cash Flows, were $2.6 million.

Future lease payments at September 30, 2022 are as follows (in thousands):

Operating Leases
Remainder of 2022	$1,314
2023	906
2024	2,030
2025	2,450
2026	2,471
2027	2,436
Thereafter	12,300
Total remaining lease payments	23,907
Less: Imputed interest	7,385
Less: expected tenant improvement allowance	1,127
Present value of lease liabilities	$15,395

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Future lease payments at December 31, 2021 under ASC 840 were as follows (in thousands):

Operating Leases
2022	$3,437
2023	905
2024	2,038
2025	2,458
2026	2,477
Thereafter	14,736
Total remaining lease payments	$26,051

7. Goodwill and Intangible Assets

Definite-lived intangible assets includes developed technology and customer relationships, which had a net carrying amount of $16.9 million and $13.8 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, accumulated amortization related to our developed technology was $7.5 million and $2.5 million, respectively.

Our goodwill is included in our Marketplace segment.

The net changes in the carrying amounts of our intangible assets and goodwill were as follows (in thousands):

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2022	$13,845	$64,666	$718,204
Acquisition adjustment	(890)	—	(2,946)
Capitalized development costs	8,988	—	—
Amortization	(5,009)	—	—
Balance at September 30, 2022	$16,934	$64,666	$715,258

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2021	$2,358	$64,666	$683,327
Capitalized development costs	6,558	—	—
Amortization	(1,480)	—	—
Balance at September 30, 2021	$7,436	$64,666	$683,327

We had recorded $563.2 million of cumulative impairment charges related to our intangible assets and goodwill as of September 30, 2022 and December 31, 2021.

Amortization expense on our definite-lived intangible assets was $2.1 million and $5.0 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. Amortization expense is presented in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Recovery of future customer compensation	$24,169	$58,319
Insurance recovery asset	515	480
Prepaid expenses	10,153	9,573
Other current assets	191	4,132
Total prepaid expenses and other current assets	$35,028	$72,504

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $34.2 million due to a reduction in the estimated rate of future cancellations as of September 30, 2022. The provision related to these expected recoveries is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued marketing expense	$29,512	$27,304
Accrued taxes	433	9,332
Accrued customer credits	103,781	119,355
Accrued future customer compensation	31,343	73,959
Accrued contingencies	6,813	12,686
Other current liabilities	31,675	38,520
Total accrued expenses and other current liabilities	$203,557	$281,156

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, or breakage, which is recognized in proportion to the pattern of redemption for the customer credits. During the three and nine months ended September 30, 2022, $5.6 million and $22.9 million, respectively, of accrued customer credits were redeemed and we recognized $1.8 million and $5.0 million, respectively, of revenue from breakage. During the three and nine months ended September 30, 2021, $14.0 million and $40.3 million of accrued customer credits were redeemed and we recognized $1.5 million and $4.3 million, respectively, of revenue from breakage.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations and are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the three and nine months ended September 30, 2022, we recognized a net increase in revenue of $4.6 million and $4.5 million, respectively, and during the three and nine months ended September 30, 2021, we recognized a net increase in revenue of $7.6 million and $4.2 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

where the performance obligations were satisfied in prior periods. Accrued future customer compensation decreased by $42.6 million due to a reduction in the estimated rate of future cancellations as of September 30, 2022.

Accrued taxes decreased as we have historically accrued contingent sales tax expense in jurisdictions where we expected to remit sales tax payments for sales prior to collecting tax from customers which began in the second half of 2021. In the third quarter of 2022, we finalized the remaining open discussions with jurisdictions regarding the liability for uncollected sales tax and no longer have this contingent liability.

Other current liabilities primarily decreased as a result of making sales tax payments for liabilities that were no longer deemed contingent as of December 31, 2021, but were not yet paid at that time. These payments represent the exposure for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions. The remaining historic sales tax liability payment was made in October 2022.

10. Debt

Our outstanding debt is comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
June 2017 First Lien Loan	$—	$465,712
February 2022 First Lien Loan	273,625	—
Total long-term debt, gross	273,625	465,712
Less: unamortized debt issuance costs	(5,470)	(5,580)
Total long-term debt, net of issuance costs	268,155	460,132
Less: current portion	(2,750)	—
Total long-term debt, net	$265,405	$460,132

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

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining June 2017 First Lien Loan with a new $275.0 million term loan (the "February 2022 First Lien Loan") with a maturity date of February 3, 2029. In connection with the February 2022 First Lien Loan, we also entered into a new revolving credit facility (the “Revolving

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Facility”), which allows for an aggregate principal amount of $100.0 million and has a maturity date of February 3, 2027. At September 30, 2022, we had no outstanding borrowings under our Revolving Facility.

The terms of the February 2022 First Lien Loan specified a secured overnight financing rate (“SOFR”) based floating interest rate and revised the springing financial covenant under the June 2017 Term Loans to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. It requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor. The effective interest rate on the February 2022 First Lien Loan was 6.68% per annum at September 30, 2022.

Our February 2022 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace, therefore, the fair value is estimated on a Level 2 basis. At September 30, 2022, the February 2022 First Lien Loan had a fair value of $259.9 million as compared to the carrying amount of $268.2 million.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the February 2022 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness, and in certain circumstances, create restrictions on the ability to enter into transactions with affiliates; create liens; merge or consolidate; and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of September 30, 2022, we were in compliance with all of our debt covenants related to the February 2022 First Lien Loan.

Due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan, we incurred a loss of $4.3 million for the nine months ended September 30, 2022, which is presented in Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations.

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

11. Financial Instruments

In Connection with the Merger Transaction, we issued warrants to purchase 3,000,000 Hoya Intermediate common units at an exercise price of $10.00 per unit and warrants to purchase 3,000,000 Hoya Intermediate common units at an exercise price of $15.00 per unit (collectively, "Hoya Intermediate Warrants") to Hoya Topco, LLC ("Hoya Topco"). The Hoya Intermediate Warrants are classified as Other Liabilities in the Condensed Consolidated Balance Sheets. A portion of the Hoya Intermediate Warrants consisting of warrants to purchase 1,000,000 Hoya Intermediate common units at exercise prices of $10.00 and $15.00 per unit, respectively, were issued in tandem with stock options issued by Vivid Seats Inc. to members of our management team (“Option Contingent Warrants”). The Option Contingent Warrants only become available to exercise by Hoya Topco in the event that a corresponding management option is forfeited or expires unexercised. As of September 30, 2022, 0.1 million of the corresponding management options had been forfeited.

Our Hoya Intermediate Warrants are exercisable for Hoya Intermediate common units, which allow for a potential cash redemption at the discretion of the unit holder. Hence, the Hoya Intermediate Warrants are classified as a

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants:

	September 30,	December 31,
	2022	2021
Estimated volatility	40.0%	36.0%
Expected term (years)	9.1	9.8
Risk-free rate	3.9%	1.5%
Expected dividend yield	0.0%	0.0%

For the three and nine months ended September 30, 2022, the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants decreased by less than $0.1 million and $6.6 million, respectively, which is presented in Other income on the Condensed Consolidated Statements of Operations.

In connection with the Merger Transaction, we issued warrants to purchase 18,132,776 shares of Class A common stock at an exercise price of $11.50 per share ("Class A Public Warrants"). On May 26, 2022, we announced the commencement of an offer to the holders of outstanding Class A Public Warrants to receive 0.240 shares of Class A common stock in exchange for each outstanding Class A Public Warrant (the “Offer”). On July 5, 2022, a total of 11,365,913 public warrants were tendered for 2,727,785 shares of Class A Common Stock (the “Exchange”). Following the Exchange, 6,766,853 public warrants remained outstanding. During the three and nine months ended September 30, 2022, zero and ten warrants were exercised, respectively. The exercise of the warrants are accounted for as a transaction within Additional paid-in capital in the Condensed Consolidated Balance Sheets.

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

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout, which we have settled. On January 5, 2022, we issued coupons to certain members of the class. Other members will be notified in 2022 that they are eligible to submit a claim for a coupon. As of September 30, 2022 and December 31, 2021, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving settlement of one of the lawsuits was entered by the court on November 1, 2021. As such, after insurance, $4.5 million was funded to a claims settlement pool and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, we had accrued a liability of $1.9 million and $1.7 million, respectively, within Accrued

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to these matters. We expect to recover some of these costs under our insurance policies and have separately recognized an insurance recovery asset of $0.5 million within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021.

Other

In 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair Inc., which overturned previous case law that had precluded states from imposing sales tax collection requirements on retailers without a physical presence in the state. In response, most states have already adopted laws that attempt to impose tax collection obligations on out-of-state companies, and we have registered and are collecting tax, where required by statute. However, states or local governments may continue to adopt laws requiring that we calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more jurisdictions could result in tax liabilities, including taxes on past sales, as well as penalties and interest. Based on our analysis of certain state regulations, specifically related to marketplace facilitators and ticket sales, we do not believe risk of loss is probable on historical revenue activities where tax has not already been remitted. We continuously monitor state regulations and will implement required collection and remittance procedures if and when we believe we are subject to such regulations.

Share Repurchase Program

On May 25, 2022, our board of directors authorized a share repurchase program of our Class A Common Stock of up to $40.0 million ("Program"). The Program will be effective until March 31, 2023. We may repurchase shares from time to time in open market transactions, through privately negotiated transactions or otherwise in accordance with applicable federal securities laws. The amount and timing of repurchases will depend upon market conditions and other factors including price. The Program does not obligate us to acquire any particular amount of stock, and it may be terminated, modified, or suspended at any time at our discretion. The Program commenced following the Exchange. As of September 30, 2022, we have repurchased 0.4 million shares of our Class A Common Stock for $3.1 million under the Program. The share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets.

13. Related-Party Transactions

Vivid Cheers Inc. (“Vivid Cheers”) was incorporated as a non-profit organization within the meaning of Section 501(c)(3) of the Internal Revenue Code. Vivid Cheers’ mission is to support causes and organizations dedicated to healthcare, education, and support of workers in the live events industry during times of need. We have the right to elect the board of directors of Vivid Cheers, which is currently formed by our executives. We do not have a controlling financial interest in Vivid Cheers, and accordingly, do not consolidate Vivid Cheers’ statement of activities with our financial results. We made no charitable contributions to Vivid Cheers during the three months ended September 30, 2022, and $0.6 million of charitable contributions to Vivid Cheers for the nine months ended September 30, 2022. We made charitable contributions to Vivid Cheers of $0.9 million and $1.8 million for the three and nine months ended September 30, 2021, respectively. We had no accrued charitable contributions payable as of September 30, 2022 and had $1.3 million of accrued charitable contributions payable as of December 31, 2021.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

14. Income Taxes

We recorded a valuation allowance against our net deferred tax asset as of December 31, 2021, March 31, 2022, and June 30, 2022. We expect to continue maintaining a full valuation allowance on our net deferred tax asset until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 9 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion or the entirety of the valuation allowance will no longer be necessary to be recorded against our net deferred tax asset. Release of the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and an income tax benefit in the period in which the release of the valuation allowance is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of positive evidence becoming available.

For the three and nine months ended September 30, 2022, we recorded $0.1 million and $0.2 million income tax expense in continuing operations, respectively. The September 30, 2022 income tax provision was primarily a result of state taxes.

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

15. Equity Based Compensation

The 2021 Incentive Award Plan ("2021 Plan") was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors and consultants. The 2021 Plan became effective on October 18, 2021 upon closing of the Merger Transaction.

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

On August 12, 2022, we granted 0.1 million RSUs to certain employees at a weighted average grant date fair value of $9.62 per share. RSUs granted to employees vest over three years, with one-third vesting upon the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

We account for forfeitures of outstanding, but unvested grants, in the period they occur. During the three and nine months ended September 30, 2022, there were 0.2 million and 0.3 million RSUs forfeited. At September 30, 2022, We had 2.6 million total RSUs outstanding and 1.4 million RSUs were outstanding at December 31, 2021.

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

At September 30, 2022, there were approximately 6.2 million total stock options outstanding and 4.1 million stock options were outstanding as of December 31, 2021. No stock options were exercised during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, there were approximately 0.4 million stock options forfeited.

Compensation expense

For the three and nine months ended September 30, 2022, equity-based compensation expense related to RSUs was $2.3 million and $6.0 million, respectively, compared to zero for the three and nine months ended September 30, 2021. Unrecognized compensation expense relating to unvested RSUs as of September 30, 2022, was approximately $28 million.

For the three and nine months ended September 30, 2022, equity-based compensation expense related to stock options was $1.7 million and $4.6 million, respectively, compared to zero for the three and nine months ended September 30, 2021. Unrecognized compensation expense relating to unvested stock options as of September 30, 2022, was approximately $20 million.

For the three and nine months ended September 30, 2022, equity-based compensation expense related to profit interests was $1.1 million and $3.4 million, respectively, compared to $1.2 million and $3.5 million for the three and nine months ended September 30, 2021.

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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Numerator—basic:
Net income	$18,747	$45,945
Less: Income attributable to redeemable noncontrolling interests	11,084	27,368
Net income attributable to Class A Common Stockholders—basic	7,663	18,577
Denominator—basic:
Weighted average Class A common stock outstanding—basic	81,996,447	80,145,329
Net income per Class A common stock—basic	$0.09	$0.23

Numerator—diluted:
Net income attributable to Class A Common Stockholders—basic	$7,663	$18,577
Net income effect of dilutive securities:
Effect of Noncontrolling Interest	—	27,368
Effect of RSUs	1	—
Net income attributable to Class A Common Stockholders—diluted	7,664	45,945
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	81,996,447	80,145,329
Weighted average effect of dilutive securities:
Effect of Noncontrolling Interest	—	118,200,000
Effect of Exercise Warrants	—	345,208
Effect of RSUs	27,016	19,232
Weighted average Class A common stock outstanding—diluted	82,023,463	198,709,769
Net income per Class A common stock—diluted	$0.09	$0.23

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

The following tables present potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented that could potentially dilute earnings per share in the future:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
RSUs	2,446,014	1,273,638
Stock options	6,239,307	6,239,307
Class A Warrants	13,286,644	13,286,644
Exercise Warrants	34,000,000	17,000,000
Hoya Intermediate Warrants	6,000,000	6,000,000
Noncontrolling Interest	118,200,000	—

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

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe live events deliver some of life’s most exciting moments. Our platform provides ticket buyers and sellers with an easy-to-use and trusted marketplace experience that enables fans to purchase tickets to live events and create new memories. We believe we differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. Comparatively, during the three and nine months ended September 30, 2022, our revenues were $156.8 million and $435.3 million, respectively, and Marketplace Gross Order Value ("Marketplace GOV") was $781.8 million and $2,338.8 million, respectively. During the three and nine months ended September 30, 2021, our revenues were $139.5 million and $279.2 million, respectively, and Marketplace GOV was $713.1 million and $1,522.6 million, respectively. Comparatively, our net income was $18.7 million and $45.9 million for the three and nine months ended September 30, 2022, respectively. Our net loss was $1.8 million and $19.5 million for the three and nine months ended September 30, 2021, respectively.

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

The following table summarizes our key business metrics and non-GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Marketplace GOV(1)	$781,834	$713,062	$2,338,789	$1,522,625
Total Marketplace orders(2)	2,572	2,354	7,001	4,360
Total Resale orders(3)	90	73	225	121
Adjusted EBITDA(4)	$28,284	$41,965	$79,625	$82,347
(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV was negatively impacted by event cancellations in the amount of $13.8 million and $63.3 million during the three and nine months ended September 30, 2022, respectively, and $37.8 million and $74.8 million during the three and nine months ended September 30, 2021, respectively.
(2)
Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform during a period, net of event cancellations that occurred during that period. During the three and nine months ended September 30, 2022, our Marketplace segment experienced 42,942 and 170,258 event cancellations, respectively, compared to 85,593 and 185,687 event cancellations during the three and nine months ended September 30, 2021, respectively.
(3)
Total Resale orders represent the volume of Resale segment orders sold by our Resale team in a period, net of event cancellations that occurred during that period. During the three and nine months ended September 30, 2022, our Resale segment experienced 1,113 and 4,383 event cancellations, respectively, compared to 2,592 and 4,505 event cancellations during the three and nine months ended September 30, 2021, respectively.
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

Our Marketplace GOV increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 as a result of higher number of orders processed.

Total Marketplace Orders

Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations. An order can include one or more tickets and/or parking passes. Total Marketplace orders allow us to monitor order volume and better identify trends within our Marketplace segment. Total Marketplace orders increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 as a result of a higher number of orders processed.

Total Resale Orders

Total Resale orders represent the volume of Resale segment orders sold in a period, net of event cancellations. An order can include one or more tickets and/or parking passes. Total Resale orders allow us to monitor order volume and better identify trends within our Resale segment. Total Resale orders increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 as a result of a higher number of orders processed.

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

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$18,747	$(1,847)	$45,945	$(19,453)
Income tax expense	118	—	194	—
Interest expense – net	2,901	17,319	9,542	50,477
Depreciation and amortization	2,158	711	5,269	1,506
Sales tax liability(1)	(118)	21,574	2,814	34,561
Transaction costs(2)	538	1,428	4,285	8,837
Equity-based compensation(3)	5,073	1,197	13,982	3,471
Loss on extinguishment of debt(4)	—	—	4,285	—
Litigation, settlements and related costs(5)	89	1,583	1,084	2,662
Severance related to COVID-19(6)	—	—	—	286
Change in fair value of warrants(7)	(65)	—	(6,618)	—
Change in fair value of contingent consideration(8)	(1,220)	—	(1,220)	—
Loss on asset disposals(9)	63	—	63	—
Adjusted EBITDA	$28,284	$41,965	$79,625	$82,347
(1)
We have historically incurred sales tax expense in jurisdictions where we expected to remit sales tax payments but were not yet collecting from customers. During the second half of 2021, we began collecting sales tax from customers in the required jurisdictions. The sales tax liability presented herein represents the tax liability for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions. The aforementioned liability was fully paid in October 2022.
(2)
Transaction costs consist of legal; accounting; tax and other professional fees; personnel-related costs, which consist of retention bonuses; and integration costs. Transaction costs recognized in 2022 were related to the merger transaction with Horizon Acquisition Corporation (the "Merger Transaction"), the acquisition of Betcha Sports, Inc. ("Betcha" rebranded as "Vivid Picks"), refinancing of the remaining June 2017 First Lien Loan with a new February 2022 First Lien Loan and our offering to the holders of our outstanding public warrants to receive shares of Class A Common Stock in exchange for each outstanding public warrant tendered by the holder. Transaction costs recognized in 2021 were related to the Merger Transaction, to the extent they were not eligible for capitalization.
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
(8)
This relates to the revaluation of Vivid Picks cash earnouts.
(9)
This relates to asset disposals, which are not considered indicative of our core operating performance.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Almost immediately, mitigation measures implemented or recommended by governmental authorities and private organizations restricted attendance at live events throughout North America resulting in large-scale event cancellations and meaningfully reduced activity on our platform. Beginning in the second quarter of 2021, and continuing into the third quarter of 2022, we have seen a recovery in ticket orders as mitigation measures ease. While we have experienced recovery from the COVID-19 pandemic, given the emergence of new variants and continued infectious cases, uncertainty remains. If economic conditions caused by the pandemic were to worsen, our financial condition, cash flows, and results of operations may be further materially impacted.

Key Factors Affecting our Performance

There have been no material changes from the “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section disclosed in our 2021 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenues	$156,818	$139,538	$17,280	12%	$435,284	$279,150	$156,134	56%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	37,617	30,475	7,142	23%	102,203	54,386	47,817	88%
Marketing and selling	66,323	50,371	15,952	32%	179,963	104,748	75,215	72%
General and administrative	30,239	42,509	(12,270)	(29)%	95,721	87,486	8,235	9%
Depreciation and amortization	2,158	711	1,447	204%	5,269	1,506	3,763	250%
Change in fair value of contingent consideration	(1,220)	—	(1,220)	100%	(1,220)	—	(1,220)	100%
Income from operations	21,701	15,472	6,229	40%	53,348	31,024	22,324	72%
Other (income) expense:
Interest expense – net	2,901	17,319	(14,418)	(83)%	9,542	50,477	(40,935)	(81)%
Loss on extinguishment of debt	—	—	—	—%	4,285	—	4,285	100%
Other income	(65)	—	(65)	100%	(6,618)	—	(6,618)	100%
Income (loss) before income taxes	18,865	(1,847)	20,712	1,121%	46,139	(19,453)	65,592	337%
Income tax expense	118	—	118	100%	194	—	194	100%
Net income (loss)	18,747	(1,847)	20,594	1,115%	45,945	(19,453)	65,398	336%
Net income (loss) attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	(1,847)	1,847	100%	—	(19,453)	19,453	100%
Net income attributable to redeemable noncontrolling interests	11,084	—	11,084	100%	27,368	—	27,368	100%
Net income attributable to Class A Common Stockholders	$7,663	$—	$7,663	100%	$18,577	$—	$18,577	100%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenues:
Marketplace	$130,542	$120,465	$10,077	8%	$370,972	$247,106	$123,866	50%
Resale	26,276	19,073	7,203	38%	64,312	32,044	32,268	101%
Total revenues	$156,818	$139,538	$17,280	12%	$435,284	$279,150	$156,134	56%

Total revenues increased $17.3 million, or 12% during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased $156.1 million, or 56% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase, which occurred in both our Marketplace and Resale segments, resulted from an increase in new orders processed resulting from the resumption and increasing number of live events. The pandemic and resulting mitigation measures had a significant adverse effect on order volume and event cancellations during the three and nine months ended September 30, 2021. In the second quarter of 2021, most local governments began to lift large scale restrictions on live events such that there was a significant increase in live events held for both the three and nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Marketplace

The following table presents Marketplace revenues by event category (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenues:
Concerts	$63,802	$55,343	$8,459	15%	$188,291	$112,200	$76,091	68%
Sports	52,812	53,485	(673)	(1)%	143,012	115,628	27,384	24%
Theater	13,526	11,131	2,395	22%	37,997	18,429	19,568	106%
Other	402	506	(104)	(21)%	1,672	849	823	97%
Total Marketplace revenues	$130,542	$120,465	$10,077	8%	$370,972	$247,106	$123,866	50%

Marketplace revenues increased $10.1 million, or 8% during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased $123.9 million, or 50% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in Marketplace revenues for the three months ended September 30, 2022 resulted primarily from an overall increase in new orders processed, particularly in the concert and theater categories due to an increase in orders placed and more unique events were sold in those categories. The increase in Marketplace revenues for the nine months ended September 30, 2022 resulted primarily from an overall increase in new orders processed in all event categories on our Marketplace platform compared to the nine months ended September 30, 2021, which was driven by the increase in order volume as COVID-19 restrictions were lifted and more events occurred with larger audiences starting in the second quarter of 2021.

Total Marketplace orders increased 0.2 million, or 9%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased 2.6 million, or 61%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Cancellation charges, which are recognized as a reduction to revenues, were $3.0 million and $24.0 million for the three and nine months ended September 30, 2022, respectively, compared to $8.4 million and $25.6 million for the three and nine months ended September 30, 2021, respectively. Cancellation charges for the three months ended September 30, 2022 were lower than the three months ended September 30, 2021 due to a significant decrease in event cancellations, particularly in the concert event category. Cancellation charges for the nine months ended September 30, 2022 were slightly lower than the nine months ended September 30, 2021 due to lower event cancellations in all event categories, partly offset by higher post purchase customer refunds that increase as order volume increases.

Marketplace revenues by business model consisted of the following (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenues:
Owned Properties	$106,597	$96,169	$10,428	11%	$288,827	$198,900	$89,927	45%
Private Label	23,945	24,296	(351)	(1)%	82,145	48,206	33,939	70%
Total Marketplace revenues	$130,542	$120,465	$10,077	8%	$370,972	$247,106	$123,866	50%

The increase in revenue from Owned Properties during the three months ended September 30, 2022 resulted from an increase in new orders processed, particularly in our concert and theater categories.

The increases in revenue from both Owned Properties and Private Label during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 resulted primarily from the increase in order volume as COVID-19 restrictions were lifted and more events occurred with larger audiences starting in the second quarter of 2021.

Resale

Resale revenues increased $7.2 million, or 38%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased $32.3 million, or 101%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase resulted primarily from higher order volume. Total Resale orders increased less than 0.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased 0.1 million, or 86%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Cancellation charges, classified as a reduction of revenue, negatively impacted Resale revenue by less than $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $3.0 million for the three and nine months ended September 30, 2021, respectively.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Cost of revenues:
Marketplace	$17,950	$15,694	$2,256	14%	$52,912	$32,101	$20,811	65%
Resale	19,667	14,781	4,886	33%	49,291	22,285	27,006	121%
Total cost of revenues	$37,617	$30,475	$7,142	23%	$102,203	$54,386	$47,817	88%

Total cost of revenues increased $7.1 million, or 23%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased $47.8 million, or 88%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase to total cost of revenues resulted primarily from higher order volume in both our Marketplace and Resale segments.

Marketplace

Marketplace cost of revenues increased $2.3 million, or 14%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased $20.8 million, or 65%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in cost of revenues is fairly consistent with the increase in total Marketplace orders, which increased by 0.2 million orders, or 9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased by 2.6 million orders, or 61%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Resale

Resale cost of revenues increased $4.9 million, or 33%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased $27.0 million, or 121%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase resulted from an increase in total Resale orders of less than 0.1 million orders during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and an increase of 0.1 million orders, or 86%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. For the three months ended September 30, 2022, the increase in Resale cost of revenues is not consistent with the increase in Resale revenues due to higher margins for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, the increase in Resale cost of revenues is not consistent with the increase in Resale revenues due to lower margins for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 given the strong post-COVID recovery demand that started in the second quarter of 2021.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Marketing and selling:
Online	$59,774	$48,711	$11,063	23%	$164,444	$101,595	$62,849	62%
Offline	6,549	1,660	4,889	295%	15,519	3,153	12,366	392%
Total marketing and selling	$66,323	$50,371	$15,952	32%	$179,963	$104,748	$75,215	72%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $16.0 million, or 32%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased $75.2 million, or 72%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in expenses primarily resulted from greater spending on online advertising. Our spending on online advertising increased by $11.1 million, or 23%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased by $62.8 million, or 62%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our spending on offline advertising increased by $4.9 million, or 295%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased by $12.4 million, or 392%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as we increased our brand awareness marketing efforts.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
General and administrative:
Personnel expenses	$22,251	$12,549	$9,702	77%	$64,685	$28,822	$35,863	124%
Non-income tax expenses	177	22,075	(21,898)	(99)%	3,859	35,520	(31,661)	(89)%
Other	7,811	7,885	(74)	(1)%	27,177	23,144	4,033	17%
Total general and administrative	$30,239	$42,509	$(12,270)	(29)%	$95,721	$87,486	$8,235	9%

Total general and administrative expenses decreased $12.3 million, or 29%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to non-income tax expense, as we began collecting sales tax from customers in the required jurisdiction in the second half of 2021. The majority of the non-income tax expense in the prior periods represents the exposure for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions. The decrease in non-income tax expense was partially offset by an increase in personnel expenses due to higher employee headcount, an increase in costs for our outsourced customer service provided, and an increase in stock compensation expense due to awards granted after the 2021 Plan became effective on October 18, 2021. Total general and administrative expenses increased $8.2 million, or 9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a higher personnel expenses due to higher employee headcount, an increase in costs for our outsourced customer service provider and an increase in stock compensation expense. This increase was largely offset by a decrease in non-income tax expense, as we began collecting sales tax from customers in the required jurisdiction in the second half of 2021. The majority of the non-income tax expense in the prior periods represents the exposure for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions.

Depreciation and Amortization

Depreciation and amortization expenses increased $1.4 million, or 204%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased $3.8 million, or 250%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily related to an increase in development activities related to our platform and the intangibles acquired as part of the Vivid Picks acquisition.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $1.2 million during the three and nine months ended September 30, 2022 due to the fair value remeasurement of cash earnouts.

Other (Income) Expense

Interest expense – net

Interest expense decreased $14.4 million, or 83%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and decreased $40.9 million, or 81%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We paid off the May 2020 First Lien Loan and made a partial payment of the outstanding principal on the June 2017 First Lien Loan in the fourth quarter of 2021. In addition, we further reduced our outstanding debt balance and effective interest rate on February 3, 2022 when we refinanced the June 2017 First Lien Loan with the February 2022 First Lien Loan.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.3 million during the nine months ended September 30, 2022 due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan in the first quarter of 2022 and therefore had no impact on the three months ended September 30, 2022.

Other income

Other income was $0.1 million and $6.6 million during the three and nine months ended September 30, 2022 due to the fair value remeasurement of the Hoya Intermediate Warrants.

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

As of September 30, 2022, we had $273.9 million of cash and cash equivalents. Cash and cash equivalents consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. For the nine months ended September 30, 2022, we generated positive cash flows from our operating activities.

Loan Agreements

In response to the COVID-19 pandemic, we entered into the May 2020 First Lien Loan, which resulted in $251.5 million in net cash proceeds. The May 2020 First Lien Loan, which is pari passu with the June 2017 First Lien Loan, carries a variable interest rate of LIBOR plus an applicable margin of 9.50%, or a base rate plus an applicable margin of 8.50%. The May 2020 First Lien Loan matures in May 2026, subject to an earlier springing maturity date of June 30, 2024 if the June 2017 First Lien Loan, or a refinancing thereof with scheduled payments of principal prior to June 30, 2024, remains outstanding as of that date. The effective interest rate on the May 2020 First Lien Loan, which fluctuates based on certain paid-in-kind elections, was 11.50% per annum as of December 31, 2020. We made no payments during 2020 on the May 2020 First Lien Term Loan. Interest incurred under the May 2020 First Lien Loan was capitalized into the principal quarterly in August and November 2020, resulting in an outstanding principal of $275.7 million as of December 31, 2020. Additional interest was capitalized into the principal in the first nine months of 2021, resulting in an outstanding principal of $304.1 million as of September 30, 2021. On October 18, 2021, we repaid this loan in full in connection with, and using the proceeds from, the Merger Transaction and the PIPE Subscription and incurred a $28.0 million prepayment penalty.

We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021. In the first quarter of 2022, we repaid $190.7 million of the outstanding June 2017 First Lien Loan. On February 3, 2022, we entered into an amendment which refinances the remaining June 2017 First Lien Loan with a new $275.0 million February 2022 First Lien Loan with a maturity date of February 3, 2029, adds a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $100.0 million with a maturity date of February 3, 2027, replaces the LIBOR based floating interest rate with a term SOFR based floating interest rate and revises the springing financial covenant to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan will carry an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor.

As of September 30, 2022, we are only party to one credit facility, the February 2022 First Lien Loan. At September 30, 2022, we had no outstanding borrowings under our Revolving Facility.

Share Repurchase Program

On May 25, 2022, our board of directors authorized a share repurchase program of our Class A Common Stock of up to $40.0 million ("Program"). The Program will be effective until March 31, 2023. We may repurchase shares from time to time in open market transactions, through privately negotiated transactions or otherwise in accordance with applicable federal securities laws. The amount and timing of repurchases will depend upon market conditions and other factors including price. The Program does not obligate us to acquire any particular amount of stock, and it may be terminated, modified, or suspended at any time at our discretion. The Program commenced on July 5, 2022, upon the completion of our offering to the holders of our outstanding public warrants to receive shares of Class A Common Stock in exchange for each outstanding public warrant tendered by the holder (the "Offer"). As of September 30, 2022, we have repurchased 0.4 million shares of our Class A Common Stock for $3.1 million under the Program. The share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets.

Distributions to non-controlling interests

Per the Hoya Intermediate LLC agreement, Hoya Intermediate is required to make pro-rata tax distributions to its members, of which $4.9 million was distributed to non-controlling interests in the nine months ended September 30, 2022.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$1,389	$215,262
Net cash used in investing activities	(11,888)	(7,323)
Net cash used in financing activities	(204,911)	(4,809)
Net increase (decrease) in cash and cash equivalents	$(215,410)	$203,130

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2022 due to $45.9 million in net income, non-cash charges of $18.2 million, and net cash outflows from a $62.7 million change in net operating liabilities. The net cash outflows from the change in our net operating liabilities were primarily due to decreases in accrued expenses and other current liabilities and accounts payable. The decreases resulted primarily from sales tax liability settlements, the redemption of customer credits issued during the COVID-19 pandemic, and a decrease in amounts payable to ticket sellers as events postponed during the COVID-19 pandemic finally occurred.

Net cash provided by operating activities was $215.3 million for the nine months ended September 30, 2021 due to $19.5 million in net loss, non-cash charges of $34.2 million, and net cash inflows from a $200.5 million change in net operating assets. The net cash inflows from the change in net operating assets were primarily due to an increase in accounts payable. The increase in accounts payable resulted primarily from an increase in amounts payable to ticket sellers as sales increased in the nine months ending September 30, 2021.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $11.9 million and was primarily related to capital spending on development activities related to our platform.

Net cash used in investing activities for the nine months ended September 30, 2021 was $7.3 million and was primarily related to capital spending on development activities related to our platform.

Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $204.9 million and was primarily related to the repayment of the June 2017 First Lien Loan in connection with the refinancing.

Net cash used in financing activities for the nine months ended September 30, 2021 was $4.8 million and was primarily related to payments on our June 2017 First Lien Loan.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the nine months ended

September 30, 2022, there were no material changes to our critical accounting policies from those discussed in the 2021 Form 10-K.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. We maintain floating-rate debt that bears interest based on market rates plus an applicable spread. Because our interest rate is tied to market rates, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate borrowings. A hypothetical 1% increase or decrease in interest rates, assuming rates are above our interest rate floor, would not have a material impact on interest expense based on amounts outstanding under the June 2017 First Lien Loan and February 2022 First Lien Loan during the three and nine months ended September 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of September 30, 2022 due to the reasons described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
November 8, 2022

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
November 8, 2022