Form 10-K
period 2022-12-31
Vivid Seats Inc.
filed 2023-03-07
CIK 1856031

zasa`'ats7i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

r

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $203 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 28, 2023, the registrant had 77,184,786 shares of Class A common stock, $0.0001 par value per share, outstanding, net of treasury shares and 118,200,000 shares of Class B common stock, $0.0001 par value per share, outstanding.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
o
our ability to maintain relationships with ticket buyers, sellers and distribution partners;
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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

RISK FACTORS SUMMARY

You should carefully read this Annual Report on Form 10-K and especially consider the factors discussed in the section entitled “Risk Factors.” Such risks include, but are not limited to:

Risks related to our business and the live events and ticketing industries

•
Our business is dependent on the continued occurrence of large-scale sporting events, concerts and theater shows and on relationships with ticket buyers, sellers and distribution partners and any change in such occurrence or relationships could adversely affect our business.
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
•
We may be adversely affected by the occurrence of extraordinary events or the effects of inflation.
•
We may be unsuccessful in potential future acquisitions.
•
Due to our business's seasonality, our financial performance in particular financial periods may not be indicative of, or comparable to, our financial performance in subsequent financial periods.

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

Part I

Item 1. Business

Unless the context otherwise requires, references in this Form 10-K to “VSI,” “we,” “us,” “the Company” or “our” refer to Vivid Seats Inc. and its subsidiaries.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live.

We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We are relentless about finding ways to make event discovery and ticket purchasing easy, exciting and stress-free. Our platform provides ticket buyers and sellers with an easy-to-use, trusted marketplace experience, ensuring fans can attend live events and create new memories.

We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets from ticket sellers while enabling ticket sellers to seamlessly manage their operations. To generate ticket sales, drive traffic to our website and mobile applications, and build brand recognition, we have mutually beneficial partnerships with media partners, product and service partners, distribution partners and content rights holders such as teams, leagues and venues. To attract and retain sellers, we offer a variety of products and services that allow their businesses to thrive.

Our platform is built on years of transactional and engagement data that provides us with deep insights into how to best connect ticket buyers with the experiences they seek. We understand the feeling of anticipation as the start of an event approaches and work diligently to enable fans to experience as many of these moments as possible. We seek to provide enriching customer engagement opportunities with personalized recommendations, engaging discovery options, a streamlined shopping experience and a differentiated value proposition through competitively priced tickets and loyalty rewards. Our Vivid Seats Rewards program allows ticket buyers to earn Reward Credits to spend on future orders and experience even more of their favorite events.

In December 2021, we acquired Betcha Sports, Inc. (“Betcha”), a real money daily fantasy sports app with social and gamification features. In August 2022, we rebranded Betcha as Vivid Picks, LLC (“Vivid Picks”) and integrated the product into our ecosystem. We leverage the natural overlap between sports fans who play fantasy and sports fans who buy tickets. We also learn more about our customer preferences, and foster engagement between ticketing transactions. Within the Vivid Picks app, users are able to place entries and engage socially, as well as browse, discover, and buy tickets to events.

As a two-sided marketplace, our customer base includes both ticket buyers and ticket sellers, as well as Vivid Picks daily fantasy sports users.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

In our Marketplace segment, we act as an intermediary between ticket buyers and sellers through which we earn revenue from processing ticket sales on our website and mobile applications and sales initiated through our numerous distribution partners. Our Marketplace segment also includes our daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, customers are able to make payments, deposits and withdrawals, and we coordinate ticket deliveries, and provide customer service to our ticket buyers and sellers and daily fantasy sports users. We do not hold ticket inventory in our Marketplace segment.

We primarily earn revenue from service and delivery fees charged to ticket buyers. We also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. The revenue we earn from our daily fantasy sports offering is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives in a period.

We incur costs for developing and maintaining our platform, providing back-office and customer support to ticket buyers, sellers and daily fantasy sports users, facilitating payments and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

A key component of our platform is Skybox, a proprietary enterprise resource planning (“ERP”) tool used by the majority of our ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple ticket resale marketplaces. Professional ticket sellers use an ERP to manage their operations and Skybox is their most widely adopted ERP.

The tickets we sell through our Marketplace segment are diversified across event categories including sports, concerts and theater. A diversified mix across these three major categories broadens our opportunities, limits exposure to any particular category, and reduces seasonal variation in order volumes.

Within each of these categories, there are a broad range of productions that provide further diversification:

•
Sports. The sports category includes the four major professional leagues (MLB, NFL, NBA and NHL), college sports and a wide variety of other sporting activities including soccer, racing and minor league baseball.
•
Concerts. The concert category includes musical acts across a broad range of genres touring across major venues, small venues, and music festivals.
•
Theater. The theater category includes Broadway and off-Broadway plays and musicals, family entertainment events, comedy acts, and speaker series.

Resale

In our Resale segment, we acquire tickets to resell on secondary ticket marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and our ongoing efforts to deliver industry-leading seller software and tools.

Our Growth Strategies

New Customer Acquisition via Performance Marketing

Fans interested in attending live events frequently utilize internet search engines to browse tickets. With our proprietary digital marketing technology and real-time first-party data, we have historically captured customer search traffic within reasonable customer acquisition cost thresholds. We will continue to hone our performance marketing algorithms, test new performance marketing channels and invest to acquire new customers where we identify positive lifetime value.

Increase Our Brand Awareness and Affinity

We want Vivid Seats to be the go-to ticketing marketplace for buyers and sellers when searching for, purchasing and selling event tickets. We seek to offer the best value to ticket buyers and sellers in the secondary ticketing market and want to amplify our message to maximize awareness of what differentiates our offerings. We differentiate ourselves from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. Our Vivid Seats Rewards program allows ticket buyers to earn Reward Credits to spend on future orders, enhancing our value proposition, and also surprises and delights buyers with other perks and upgrades. Our most recent brand campaign connects Vivid Seats with the number 11 and drives awareness of the key tenet of our Vivid Seats Rewards program, the free 11th ticket.

We offer a reliable and secure experience for ticket buyers. We provide our buyers with award-winning customer service and a 100% buyer guarantee. Our 100% buyer guarantee provides full-service customer care, safe and secure transactions and valid tickets, which are delivered before the event. Our ticket buyers receive compensation for late delivery of tickets and cancelled events. Live event tickets are often a significant purchase. The more customers understand our value proposition, appreciate that we are a trusted marketplace, develop an affinity for our brand, and interact with our platform, the more transactions we expect to complete.

Increase Customer Retention

Once customers transact with us, many return and complete additional transactions. We seek to increase both the number and frequency of these repeat customer visits and transactions by having ticket buyers view us as their ticketing platform of choice. The combination of our Vivid Seats Rewards program, increasing brand awareness and ongoing product improvements will drive a more personalized and engaging experience and will result in greater affinity towards our marketplace. As ticket buyers gain a full appreciation of our value proposition relative to other ticketing marketplaces, we anticipate they will increasingly choose us over other marketplaces and make purchases more frequently. We typically incur lower marketing costs from repeat customers that go directly to our website and mobile application to browse and place orders.

Increase Customer Engagement

We want to connect with our customers and we want our customers to connect with us. Such engagement allows us to know our customers better, fosters brand affinity and ultimately drives higher repeat purchase activity. We aim to close the awareness gap to ensure that our ticket buyers know when their favorite artists or sports teams are performing or playing near them. Accordingly, we strive to improve the discovery process to help our ticket buyers attend more of their favorite events.

We provide customized content to our customers to enhance their experience while driving continued engagement. We provide a broad selection of competitively priced tickets and personalized recommendations, blog content, and industry news. Additionally, with Vivid Picks we provide an adjacent opportunity for our sports fans to partake in a fun, interactive gamification experience where they can play and win real money.

Develop Additional Seller Tools and Services

We enable our ticket sellers to thrive by offering products and services that support their business needs. Our proprietary Skybox platform helps ticket sellers manage their inventory, set pricing, fulfill orders, and track sales. We have a proud history of innovating to support our ticket sellers and continue to develop additional tools and service offerings that address existing problems or add efficiency to the sales and fulfillment process. As we increase the quality and depth of our seller tools and service offerings, we will attract additional sellers and listings to our platform, reinforce our existing seller relationships and help sellers improve the efficiency of their business processes. We anticipate this will result in more transactions in our marketplace.

Expand our Partnerships

Partnerships are an important and additive part of our ecosystem. They help generate ticket sales, drive traffic to our website and mobile applications and build brand recognition. Our partner ecosystem includes:

•
Media Partners. We have partnered with well-known media companies to integrate our branding, promotions and links to allow their users to access and purchase tickets from us. By working with media partners, we broaden our reach and cultivate brand awareness with high-value live event fans. We enhance their users' experiences by providing a wide variety of tickets at competitive prices. Our partnership with ESPN, for example, exposes our tickets sellers’ inventory to new audiences with high interest in attending a variety of live sporting events.
•
Product and Service Partners. We partner with providers of related products and services when they are additive to our customers' experiences. For example, we offer ticket buyers the option to purchase ticket insurance and are exploring several relevant adjacencies that seek to add value to the customer experience.
•
Distribution Partners. We allow our distribution partners to offer event tickets to their existing customers by leveraging our technology, fulfillment and customer service capabilities.
•
Content Rights Holders Partners. Teams, leagues and venues engage with us in partnerships in which we receive certain marketing or advertising rights in exchange for a monetary commitment. We may also receive ticket allotments, or the right to purchase tickets, from these partners.

We will continue to seek out mutually beneficial partnerships in our existing ecosystem and other categories that improve the experience for our customers while leveraging our existing brand, traffic and reputation.

Our Platform

Modern Technology that Delivers a Seamless Experience

Our “built in the cloud” technology platform supports all elements of the customer experience. Customers can search for an event, buy or sell a ticket, engage with curated content, and contact customer support. Our technology mission is to continually innovate and deliver market-leading products and services that support the evolving needs and preferences of ticket buyers, ticket sellers and daily fantasy sports users. Our scalable, reliable and performant systems power a consumer and partner-facing platform that supports ticket buyers while our tools power inventory management and ticket fulfillment for ticket sellers.

Buyer Technology and Products

Our consumer systems are designed to respond to the dynamic, fast-paced landscape of the live events industry. Our marketplace, supported by proprietary digital marketing technology, is adept at capitalizing on demand opportunities by bringing ticket buyers to our platform for their desired event and seamlessly supporting their shopping and checkout experience. We continually invest in optimizing our consumer-facing technology across our website and mobile applications. We see opportunities to create engaging and delightful experiences through a wide range of event ticket listings, relevant content, curated recommendations and a seamless checkout process. We power that experience through a host of technology systems that consider historical transactional and engagement behavior, proximity and ticket buyer preferences. We leverage the latest technologies in search, customer relationship management and data analytics and incorporate these capabilities into our advanced and flexible infrastructure.

Seller Technology and Products

Skybox, our premier ERP, enables ticket sellers to manage, price and fulfill their inventory. Utilizing a cloud-based technology infrastructure and a web-based application interface, Skybox serves as an asset to the entire ticket seller ecosystem. We invest in building capabilities that serve the needs of small, medium and large ticket sellers alike, including offering free integrations to other inventory distribution channels and third-party tools. Skybox allows ticket sellers to more effectively move their inventory, which in turn helps to increase the number of orders transacted in our marketplace.

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

Third-Party Developers

Our APIs allow a broad ecosystem of third-party tools and systems to integrate with our platform. Third-party tools integrate with our marketplace ticket broker API and ticket broker portal to streamline and automate the sales and fulfillment process. Our Skybox ERP integrates with numerous third-party automation and workflow management solutions. Thus, ticket sellers can leverage other applications and functions to support the specific needs of their business.

Our Values

Our passion and excitement for live events drives us to provide memorable experiences and services to our customers and partners.

Our values ground us in all that we do:

•
We Create Exceptional Experiences. Whether we are engaging with a customer, partner or teammate, we do not compromise when it comes to their experience. We hold ourselves accountable and lean into every connection to make the moment count.
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
•
We Enhance Communities. We invest in our communities. We are united in raising awareness around causes close to our hearts and are passionate about giving back. We are proud to partner with national and local community organizations including Make-A-Wish®, MusiCares, Chicago’s Lurie Children’s Hospital and Ronald McDonald house where our employees have provided care packages, donated wish list gifts, and hosted patients and families at live events. We, and our ticket buyers, have been proud to support MusiCares, the Recording Academy’s charity, and their efforts to provide relief for the live events community which is vital in bringing to life those events that are cherished by fans across the country. We have donated more than $2 million since the start of the COVID-19 pandemic to help strengthen MusiCares’ relief efforts. In 2022, through our charitable foundation Vivid Cheers, we launched a partnership with Make-A-Wish®, the global organization responsible for creating life-changing wishes for children with critical illnesses. Through this partnership we have pledged $250,000 to share once in a lifetime experiences with children and families in their time of need.

Employees and Human Capital

We are passionate about facilitating amazing experiences for our customers and we are similarly intent on providing compelling experiences for our employees. In 2022 we were named to Built In Chicago’s Best Places to Work and Fast Company’s Best Workplaces for Innovators lists. Our employees give us a competitive advantage. To support our employees, we have built a company culture that empowers them to embrace challenges, collaborate freely and seek to constantly evolve. We strive to hire talented, dedicated and diverse team members. As of December 31, 2022, we had 575 full-time employees, with most of our employees based at one of our three office locations in Chicago, Illinois; Coppell, Texas; and Toronto, Canada.

The main objectives of our human capital resources are identifying, recruiting, developing, incentivizing and retaining our existing and new employees. Our talent management team identifies key positions based on current and future business strategies and creates robust programs for talent development, including evaluating bench strength, building redundancy, and identifying potential successors. In addition to providing an engaging work environment, we provide a robust assortment of benefits including healthcare and retirement programs, flexible paid time off, paid parental leave, wellness programs, in-office and remote working perks, and ticket discounts.

Competition

Our business faces significant competition from other primary and secondary ticketing service providers to acquire new and retain existing ticket buyers and sellers. Our main competitive factors are:

•
availability and variety of ticket offerings;
•
pricing, including pricing in the primary ticket market;
•
acquiring customer traffic by way of internet search engines impacting customer acquisition and marketing costs;
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
•
proprietary performance marketing algorithms supported by first-party and real-time data;
•
scale, profitable unit economics and strong balance sheet;
•
close relationships with, and excellent customer service provided to, our professional ticket sellers and
•
free-to-use Skybox ERP for professional ticket sellers, the most widely adopted in the industry.

Our key competitors are StubHub, Ticketmaster, SeatGeek and TicketNetwork.

With our real money daily fantasy sports offering on our Vivid Picks app, we face a highly competitive gaming market, including other free-to-play and real money online gaming and daily fantasy sports providers. We provide a differentiated product and experience to users with an easy-to-use app with simple player props. The app is enhanced by social and gamification features, the opportunity to play and win real money and the availability to purchase tickets directly in the app.

We also face competition from other avenues for entertainment. Consumers have a wide array of entertainment options including restaurants, movies and television and we compete for the discretionary spend of our ticket buyers and daily fantasy sports users.

Government Regulation

Government regulation impacts key aspects of our business. These laws and regulations involve:

•
privacy,
•
data protection,
•
intellectual property,
•
competition,
•
consumer protection,
•
ticketing,
•
payments,
•
export taxation, and
•
sports gaming.

For example, we are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data, an area that is increasingly subject to legislation and regulations in numerous jurisdictions, including the California Consumer Privacy Act.

From time to time, federal, state, local and international authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws, particularly as related to ticket resale services. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets. New laws and regulations or changes to existing laws and regulations could limit or inhibit our ability to operate, or our ticket buyers’ and sellers’ ability to continue to use, our ticket marketplace. For example, New York amended its Arts and Cultural Affairs Law to require additional disclosures by ticket marketplaces and restricted a ticket marketplace’s ability to charge fees for the e-delivery of tickets.

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

We are subject to laws and regulations that affect companies conducting business on the Internet in many jurisdictions where we operate. With the continued state adoption of internet sales tax laws and marketplace facilitator laws, more buyers across the United States will encounter sales tax on our platform in the future. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for ticket buyers and sellers on our website and mobile applications.

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

Seasonality

Our financial results can be impacted by seasonality, with increased activity in the fourth quarter when all major sports leagues are in season and we experience an increase in order volume for theater events during the holiday season and concert on-sales for the subsequent year.

Corporate Information

Vivid Seats was founded in 2001, and in 2004, we launched our website www.vividseats.com. In 2010, we launched our marketplace platform, which we scaled rapidly while we developed and refined our proprietary systems to enable us to best serve our customers. We launched Skybox in 2014, a free-to-use cloud-based ERP tool for sellers to manage their business, and first deployed our mobile application in 2015 to capture the increasing volume of tickets purchased through mobile channels. In 2019, we launched our loyalty program, and have since focused on building long-term customer value thorough brand affinity and a differentiated value proposition.

In March of 2021, we incorporated an entity in Delaware for the purpose of completing the transactions contemplated by the transaction agreement dated April 21, 2021 (the “Transaction Agreement”) among Horizon Acquisition Corporation (“Horizon”), a publicly traded special purpose acquisition company, Horizon Sponsor, LLC, a Delaware limited liability company (“Horizon Sponsor”), Hoya Intermediate, LLC, a Delaware limited liability company (“Hoya Intermediate”), and Hoya Topco, LLC, a Delaware limited liability company (“Hoya Topco”).

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

Directors

The following table provides summary information about each of our directors as of December 31, 2022:

			Committees of the Board of Directors
Name	Age	Director Since	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Stanley Chia	41	2021
Mark Anderson	47	2021			C
Todd Boehly	49	2021			M
Jane DeFlorio	52	2021	C
Craig Dixon	47	2021	M
David Donnini	57	2021		C	M
Tom Ehrhart	35	2021		M
Julie Masino	52	2021	M	M
Martin Taylor	53	2021

C – Chairperson; M - Member

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

Mark M. Anderson. Since 2000, Mr. Anderson has worked at GTCR, most recently as a Managing Director. Mr. Anderson has served on the board of Gogo Inc. (NASDAQ: GOGO) since March 2021, where he is a member of Nominating and Corporate Governance Committee and also serves on the boards of CommerceHub and Jet Support Services Inc. Mr. Anderson graduated from the University of Virginia and Harvard Business School.

Todd Boehly. From June 2020 to October 2021, Mr. Boehly served as the Chief Executive Officer and member of the Board of Directors of Horizon Acquisition Corporation (“Horizon”) and from July 2020 to October 2021, he served as Horizon’s Chief Financial Officer and Chairman. Mr. Boehly has also served as the Chief Executive Officer, Chief Financial Officer and Director of Horizon Acquisition Corporation II (NYSE: HZON) since August 2020 and of Horizon Acquisition Corporation III (NYSE: HZNA) since November 2020. In 2015, Mr. Boehly co-founded Eldridge, a holding company with a unique network of businesses across finance, technology, real estate and entertainment, and since then has served as the Chairman and Chief Executive Officer. From 2002 to 2015, Mr. Boehly worked at Guggenheim Partners, most recently as president. Mr. Boehly serves on the board of directors of Kennedy-Wilson Holdings (NYSE: KW), the Los Angeles Lakers, Flexjet, PayActiv, CAIS, and Cain International. Mr. Boehly graduated from the College of William & Mary. He also studied at the London School of Economics.

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

David Donnini. Mr. Donnini joined GTCR in 1991 and is currently a Managing Director. Prior to joining GTCR, Mr. Donnini worked at Bain & Company. Mr. Donnini is currently a Director of AssuredPartners, Consumer Cellular, Park

Place Technologies and Sotera (NYSE: SHC), where he serves on the Nominating and Corporate Governance Committee. Mr. Donnini graduated from Yale University and Stanford Graduate School of Business.

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

Martin Taylor. Mr. Taylor has been an Operating Managing Director at Vista Equity Partners since 2006. Prior to joining Vista, Mr. Taylor spent over 13 years at Microsoft Corporation, including in roles managing corporate strategy, sales, product marketing and segment focused teams in North America and Latin America. Mr. Taylor has served on the board of Jamf Holding Corp. (NASDAQ: JAMF) since 2017 and Integral Ad Science (NASDAQ: IAS) since 2018, where he serves on the Compensation, Nominating and Governance Committees. He served on the board of Ping Identity Holding Corp. (NYSE: PING) from November 2016 until October 2022 when it was acquired. Mr. Taylor graduated from George Mason University.

Executive Officers

Below are the names, ages and principal occupations of each of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Executive Officer Since	Position
Stanley Chia	41	2018	Chief Executive Officer and Director
Lawrence Fey	42	2020	Chief Financial Officer
Riva Bakal	38	2021	Chief Product and Strategy Officer
Emily Epstein	45	2022	General Counsel
Jon Wagner	50	2018	Chief Technology Officer

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

Riva Bakal. Ms. Bakal joined Vivid Seats in February 2019 as our Vice President of Strategy and Corporate Development and was promoted to Chief Product and Strategy Officer in March 2022. From August 2016 to December 2018, Ms. Bakal held a variety of senior positions across functions at Grubhub, most recently serving as Vice President of Market Operations. Ms. Bakal is a graduate of the Massachusetts Institute of Technology and Harvard Business School.

Emily Epstein. Ms. Epstein joined Vivid Seats in October 2022. From January 2022 to July 2022, Ms. Epstein was General Counsel at Datto, Inc. From December 2020 to January 2022, she was Deputy General Counsel & Corporate Secretary for Coupang, Inc. From November 2016 to December 2020, she served in various leadership positions at Nielsen Holdings Inc., including Deputy Chief Legal Officer. Prior to that, Ms. Epstein worked in the legal department at American Express Company. She began her legal career at Simpson Thacher & Bartlett LLP. Ms. Epstein is a graduate of Harvard University and the University of Virginia School of Law.

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

A reduction in the number of live concert, sporting and theater events will have an adverse effect on our revenue and operating income. Many of the factors affecting the number and availability of live concert, sporting and theater events are beyond our control. For instance, certain sports leagues have experienced labor disputes leading to threatened or actual player lockouts. Any such lockouts that result in shortened or cancelled seasons will adversely impact our business due to fewer events and increased event cancellations as well as the possibility of decreased attendance following such a lockout due to adverse fan reaction.

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

The impact of economic slowdowns could result in reductions in ticket sales and could have an adverse effect on our ability to generate revenue. We have limited operating history during economic slowdowns as our marketplace developed subsequent to the last significant financial crisis (starting in 2008 and 2009). The impact of the COVID-19 pandemic starting in 2020 and related economic slowdown impacted our business through event cancellations and restrictions but may not be representative of an economic slowdown or recession not induced by a pandemic. Despite slowing economic activity in 2022, demand for live events remained strong. However, there can be no assurance that consumer and corporate spending will not subsequently be adversely impacted by any future deterioration in economic conditions, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on the continued occurrence of large-scale sporting events, concerts and theater shows and any decrease in the number of such events will result in decreased demand for our services.

Ticket sales are sensitive to fluctuations in the number of entertainment, sporting and theater events and activities offered by promoters, teams and facilities, and adverse trends in the entertainment, sporting and leisure event industries could adversely affect our business, financial condition and results of operations. We rely on artists, entertainers and teams to create and perform at live music, sporting and theater events, and any unwillingness to tour, lack of availability of popular artists or decrease in the number of games or performances held could limit our ability to generate revenue. Accordingly, our success depends upon the ability of these promoters, teams and facilities to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams, and any decrease in availability or failure to anticipate public demand could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

Our business depends on relationships with ticket buyers, sellers and distribution partners, and any adverse changes in these relationships will adversely affect our business, financial condition and results of operations.

Our business is dependent on maintaining our deep and longstanding relationships with the parties that use our platform to buy and sell tickets, including ticket buyers, sellers, and distribution partners. We cannot provide assurance that we will be able to maintain existing relationships, or enter into new relationships, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Our business faces significant competition from other national, regional and local primary and secondary ticketing service providers to secure new and retain existing ticket buyers, sellers, and distribution partners on a continuous basis. We also face competition in the resale of tickets from other professional ticket resellers. The intense competition that we face in the ticketing industry could cause the volume of our ticketing business to decline, which could adversely affect our business, financial condition and results of operations.

Other competitive variables that could lead to a decrease in orders, ticket prices, fees and/or profit margins that could adversely affect our financial performance include:

•
competitors’ offerings that may include more favorable terms or pricing;

•
competitors' increase in marketing spending;
•
technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive alternatives;
•
other entertainment options or ticket inventory selection and variety that we do not offer;
•
increased pricing in the primary ticket marketplace, which could result in reduced profits for secondary ticket sellers;
•
primary ticket marketplaces trying to restrict ticket sales by secondary marketplaces; and
•
increased search engine marketing costs as competitors increase bid prices.

In addition, competition within the gaming and fantasy sports industry is significant, and our existing and potential users may elect to use competing daily fantasy sports products.

If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements, our business will suffer.

Our ability to attract and retain ticket buyers, sellers, and distribution partners depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, service and product introductions and changing demands of ticket buyers, sellers, and distribution partners. We spend substantial time and resources understanding such parties’ needs and responding to them. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In addition, after development, ticket buyers, sellers, and distribution partners may not be satisfied with our enhancements or perceive that the enhancements do not adequately meet their needs. The success of a new solution or enhancement to our platform can depend on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, user awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, results of operations and financial condition could be harmed.

The reputation and brand of our marketplace is important to our success, and if we are not able to maintain and enhance our brand, our business, financial condition and results of operation may be adversely affected.

Maintaining and enhancing our reputation and brand as a differentiated ticketing marketplace serving ticket buyers, sellers and distribution partners is critical in retaining our relationships with our existing ticket buyers, sellers and distribution partners and to our ability to attract new ticketing buyers, sellers and distribution partners. The successful promotion of our brand attributes will depend on a number of factors that we control and some factors outside of our control.

The promotion of our brand requires us to make substantial expenditures and management investment, which will increase as our market becomes more competitive and as we seek to expand our marketplace. To the extent these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and successfully differentiate our marketplace from competitive products and services, our business may not grow, we may not be able to compete effectively and we could lose ticket buyers, sellers or distribution partners or fail to attract potential new ticket buyers, sellers and distribution partners, all of which would adversely affect our business, results of operations and financial condition.

There are also factors outside of our control, which could undermine our reputation and harm our brand. Negative perception of our marketplace may harm our business, including as a result of complaints or negative publicity about us; the promotion on our platform of events that are deemed to be COVID-19 “superspreader” events by the media; our inability to timely comply with local laws, regulations and/or consumer protection related guidance; the use of our platform to sell fraudulent tickets; responsiveness to issues or complaints and timing of refunds and/or reversal of payments through our platform; actual or perceived disruptions or defects in our platform; security incidents; or lack of awareness of our policies or changes to our policies that sellers, buyers or others perceive as overly restrictive, unclear or inconsistent with our values.

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

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, public health concerns such as contagious disease epidemics or pandemics, public safety incidents such as Astroworld, and natural disasters or similar severe weather events, may deter artists from touring and teams from holding games and/or substantially decrease the use of and demand for our services, which may decrease our revenue or expose us to substantial liability.

Terrorism and security incidents, military actions and wars, periodic elevated terrorism alerts and fears related to contagious disease epidemics and pandemics have, among other things, resulted in public concerns regarding air travel and regional or nationwide disruptions of commercial and leisure activities. The occurrence of any such events may deter buyers from attending and purchasing tickets to live concerts, sporting or theater events, which will negatively impact our business and financial performance. Moreover, performers, venues, teams or promoters may as a result decide to cancel concert, sporting and theater events, including due to security concerns or security-related disruptions, social distancing requirements, such as those imposed in response to the COVID-19 pandemic, or severe weather events or natural disasters. Attendance at events may decline or events may be cancelled due to these extraordinary events, which could adversely impact our operating results. Cancellations of such events could adversely affect our financial performance, as we are obligated to issue refunds or credits for tickets purchased for those events that are not rescheduled.

We may enter into agreements to acquire certain businesses and take actions in connection with such acquisitions that could affect our business and results of operations; if we are unsuccessful in our future acquisitions, our business could be adversely impacted.

Our strategy involves, and our future growth rate may depend in part on, our selective acquisition of additional businesses. For example, we acquired Fanxchange Limited in 2019 and Betcha Sports, Inc. (“Betcha”) in 2021. However, we may be unable to identify other suitable targets for acquisition or make acquisitions at favorable prices. Even if we identify a suitable acquisition candidate, our ability to successfully complete the acquisition depends on a variety of factors and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, our credit facility restricts our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

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

Our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, sports teams’ performances, the timing of tours, tour cancellations, event ticket sales, weather, seasonal and other fluctuations in our operating results, the timing of guaranteed payments, financing activities, competitive dynamics, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience lower financial performance in the first, second, and third quarters of the calendar year due to the timing of large-scale events and concert onsales and we experience increased activity in the fourth quarter when all major sports leagues are in season and there is an increase in order volume for theater events during the holiday season and concert on-sales for the following year. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results. Similarly, the number of games in playoff series and the teams involved can vary year over year and impact our results. The seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our results of operations. Due to the unprecedented stoppage of concert, sporting and theater events globally in mid-March of 2020, and the gradual reopening of live events, we did not experience our typical seasonality trends in 2020 or 2021.

We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, financial condition or results of operations.

Our success depends upon the continued service of our senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could harm our business and our relationships. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees.

We face significant competition for personnel, particularly in Chicago, Illinois, Dallas, Texas and Toronto, Ontario. To attract top talent, we have had to offer, and we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competition and rising inflation. In 2020, as a result of the COVID-19 pandemic, we reduced our workforce by approximately 50%. In 2021, as the economy recovered from the COVID-19 pandemic, we made extraordinary efforts to attract and secure top talent, which resulted in our workforce reaching approximately 85% of our pre-COVID number. In 2022, we surpassed our pre-COVID headcount by approximately 10%. However, the market for talent continues to be competitive. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which may harm our business.

Impairment of our goodwill could negatively impact our financial results and financial condition.

In accordance with accounting principles generally accepted in the United States of America, we test goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of our goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. During the year ended December 31, 2020, we recognized a total non-cash impairment charge of $573.8 million, including an impairment of goodwill of $377.1 million. As of December 31, 2021, we had goodwill of approximately $718.2 million, which constituted approximately 51% of our total assets at that date. As of December 31, 2022, we had goodwill of approximately $715.3 million, which constituted approximately 62% of our total assets at that date. Due to stock market volatility, economic uncertainty and the continued impact of the COVID-19 pandemic on our business, we cannot provide assurance that remaining goodwill will not be further impaired in future periods. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in the business climate and slower growth rates in our industry. If we are required to record an impairment charge for goodwill in the future, this would adversely impact our financial results.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the revenues we earn from our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the impact of inflation, these measures may not be effective and our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference in timing between the impact of inflation and effects of the mitigating actions we take.

Risks Relating to Government Regulation and Litigation

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing applications of privacy regulations.

We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storage, sharing, usage, disclosure and protection of personal data and other user data. In the United States, numerous states already have, and a number of states are looking to adopt or expand, data protection legislation requiring companies like ours to consider solutions to meet differing rights, needs and expectations of buyers and sellers. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA established a new privacy framework for covered businesses such as ours and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. The CCPA requires companies that process information on California residents to disclose to consumers their data collection, use and sharing practices and grants consumers certain rights, including to opt out of certain data sharing with third parties. The CCPA provides for statutory penalties, and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA, which may require further modifications to our data processing practices and policies and to incur additional compliance-related costs and expenses. Further, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, and in July 2021, Colorado enacted the Colorado Privacy Act. In addition, Connecticut has passed the Personal Data Privacy and Online Monitoring Act, which is effective on July 1, 2023 and Utah has passed the Utah Consumer Privacy Act, which is effective on December 31, 2023. These are all comprehensive privacy statutes that share similarities with the CCPA and CPRA. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, which could increase our potential liability. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and necessitate further modification of our data processing practices and policies. In addition to new regulation, courts around the country continue to evolve their interpretation of applicable data privacy and protection laws, including the CCPA.

Outside the United States, personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions in which we operate, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive and complex than those in the United States. For example, the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) is a comprehensive privacy and security law for organizations collecting, using, or disclosing information about identified individuals for commercial purposes, and may impose obligations upon organizations subject to that law that are greater than what is commonplace in the United States. Certain Canadian provinces have their own data protection regulations as well. Similarly, the United Kingdom, the European Union, and countries in the European Economic Area (“EEA”) traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed different legal obligations on companies in this regard. For example, the European Union General Data Protection Regulation (“GDPR”) became effective May 25, 2018. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Although we do not currently trigger the application of the GDPR, if we materially alter our operations such that we become established in the EU/UK (e.g., by employing individuals in those locations), begin monitoring individuals in the EU/UK or demonstrate an intention to offer goods and services to individuals in the EU/UK, we may be required to comply with data protection laws in the EEA or the UK, such as the GDPR and the UK GDPR. If we are required to comply with PIPEDA or EEA or UK data privacy laws, this may significantly increase our operational costs and our overall risk exposure. In addition, the Canadian Parliament has debated a new privacy and security law, proposed to replace PIPEDA, which may impose new or additional obligations upon companies subject to it. The proposed new privacy and security bill was introduced on June 18, 2022 and is subject to further debate and amendment. If PIPEDA is replaced with a new privacy and security law in the future, it may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses.

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

Approximately 40 states regulate the secondary ticket market, such as by requiring certain disclosures, refunding practices or other consumer affairs obligations. It is possible that further regulation or unfavorable legislative outcomes imposing additional restrictions on ticket resales, such as maximum resale price caps and bans on transferability, may adversely affect our industry, our business and our operating results.

Various jurisdictions have enacted, and others may enact, rules and regulations, including tax and license requirements for daily fantasy sports operators that may make the entry process cumbersome, expensive, and lengthy. Our growth potential depends on the legal status of real-money daily fantasy sports in various jurisdictions and our ability to obtain licenses to operate in jurisdictions where licenses are required. We currently offer our fantasy sports contests in the District of Columbia and 24 states that either do not require a license or where we have obtained the required license. Any change in existing daily fantasy sports rules and regulations or their interpretation related to our daily fantasy sports product, or the regulatory climate applicable to daily fantasy sports, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future.

Our business may be subject to sales tax and other indirect taxes in various jurisdictions.

The application of indirect taxes, such as sales and use, amusement, value-added, goods and services, business and gross receipts, to businesses like ours, and to ticket buyers and sellers in our marketplace, is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result, amounts recorded are subject to adjustment. In many cases, the ultimate tax determination is uncertain because it is unclear how new and existing statutes might apply to our business. One or more states, localities, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online marketplaces. Imposition of an information reporting or tax collection requirement could decrease seller activity on our platform, which would harm our business. New legislation could require us, or sellers on our marketplace, to incur substantial costs in order to comply, including costs associated with tax calculation, collection and remittance and audit requirements, which could adversely affect our business and results of operations.

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

Our proprietary technologies and information, including our software, informational databases, and other components that make our products and services are critical to our success, and we seek to protect our technologies, products and services through a combination of intellectual property rights, including trademarks, domain names, copyrights and trade secrets, as well as through contractual restrictions with employees, customers, suppliers, affiliates and others. Despite our efforts, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop products or services substantially similar to ours. While we do not currently hold patents over our technology, we do have ten pending patent applications in the United States, Canada and the United Kingdom and we may file additional patent applications in the future. We seek to protect our trade secrets and proprietary know-how and technology methods through confidentiality agreements and other access control measures. Failure of such strategies to protect our technology or our inability to protect patents in the future to the extent we obtain them could have a materially adverse impact on our business, financial condition and results of operations.

We have been granted trademark registrations with the United States Patent and Trademark Office and/or various foreign authorities for certain of our brands. Our existing or future trademarks may be adjudicated invalid by a court or may not afford us adequate protection against competitors.

We cannot be certain that the measures we implement will prevent infringement, misappropriation, dilution or other violations of our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as they do in the United States. Our failure to protect our intellectual property rights in a meaningful manner or challenges to our related contractual rights could result in erosion of our brand names or other intellectual property and could adversely affect our business, financial condition and results of operations. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

We may face potential liability and expense for legal claims alleging that the operation of our business infringes intellectual property rights of third parties, who may assert claims against us for unauthorized use of such rights.

We cannot be certain that the operation of our business does not, or will not, infringe or otherwise violate the intellectual property rights of third parties. From time to time, we have been and may in the future be, subject to legal proceedings and claims alleging that we infringe or otherwise violate the intellectual property rights of third parties. These claims, whether or not successful, could divert management's time and attention away from our business and harm our reputation and financial condition. In addition, the outcome of litigation is uncertain, and third parties asserting claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief against us, which could require us to rebrand, redesign, or reengineer our platform, products or services, and/or effectively block our ability to distribute, market or sell our products and services.

Our payments system depends on third-party providers and is subject to risks that may harm our business.

We rely on third-party providers to support our payment methods, as our ticket buyers primarily use credit or debit cards to purchase tickets on our marketplace. Nearly all our revenue is associated with payments processed through a single provider, which relies on banks and payment card networks to process transactions. If this provider or any of its vendors do not operate well with our platform or suffer any failures, our payments systems and our business could be adversely affected. If this provider does not perform adequately or determines certain types of transactions are prohibited, if this provider’s technology does not interoperate well with our platform, or if our relationships with this provider, the bank or the payment card networks on which it relies were to terminate or be suspended unexpectedly, ticket buyers may find our platform more difficult to use. Such an outcome could harm the ability of sellers to use our platform, which could cause them to use our platform less.

Our payment processing partner requires us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some ticket buyers or sellers, be costly to implement or difficult to follow. We are required to reimburse our payment processor for fines assessed by payment card networks if we, or ticket buyers or sellers using our platform, violate these rules, such as our processing of various types of transactions that may be interpreted as a violation of certain payment card network operating rules. Changes to these rules and requirements, or any change in our designation by payment card networks, could require a change in our business operations and could result in limitations on or loss of our ability to accept payment cards, any of which could negatively impact our business.

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

Under current credit, debit and payment card practices and network rules, we are liable for fraudulent activity on the majority of our credit and debit card transactions. We are also exposed to financial crime risk, and do not currently carry insurance against this risk. Additionally, while we deploy sophisticated technology to detect fraudulent purchase activity, we may incur losses if we fail to prevent the use of fraudulent payment information on transactions in the future. Fraud schemes are becoming increasingly sophisticated and common, and our ability to detect and combat fraudulent schemes may be negatively impacted by the adoption of new payment methods and new technology platforms. If we or this provider fail to identify fraudulent activity or are unable to effectively combat the use of fraudulent payments on our platform or if we otherwise experience increased levels of disputed credit card payments or transactions, our results of operations and financial positions could be materially adversely affected. In addition, our failure to adequately mitigate this risk could damage our reputation and brand and substantially harm our business, results of operations, financial condition, prospects and our ability to accept payments.

Payment card networks and our payment processing partner could increase the fees or interchange they charge us for their services or to accept or process transactions, which would increase our operating costs and reduce our margins. Any such increase in fees could harm our business, results of operations and financial condition.

Finally, applicable laws and regulations that govern payment methods and processing are complex and subject to change; and we may be required to expend considerable time and effort to determine if such laws and regulations apply to our business. There can be no assurance that we will be able to meet all compliance obligations, including obtaining any required licenses in the jurisdictions we service, and, even if we were able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which could have a material and adverse effect on our business. Any noncompliance by us in relation to existing or new laws and regulations, or any alleged noncompliance, could result in reputational damage, litigation, increased costs or liabilities, damages, or require us to stop offering payment services in certain markets. Failure to predict how a law or regulation from any jurisdiction in which we operate with respect to money transmission, prepaid access or similar requirements will be applied to us could result in licensure or registration requirements, administrative enforcement actions, and/or could materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions. We cannot predict what actions the United States or other governments may take, or what restrictions these governments may impose, that will affect our ability to process payments or to conduct our business in particular jurisdictions. Further, we may become subject to changing payment regulations and requirements that could potentially affect the compliance of our current payment processes and increase the operational costs we incur to support payments. The factors identified here could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our solutions in any given market.

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

As of December 31, 2022, our total indebtedness, excluding unamortized debt discounts and debt issuance costs, was $272.9 million.

A substantial portion of our debt is variable-rate debt. We incur higher interest costs if interest rates increase. Interest rates were at historic lows during 2020 and 2021 when the United States Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic. The United States Federal Reserve raised interest rates by more than 400 basis points in 2022, 25 basis points already in 2023, and may continue to increase interest rates further during the remainder of 2023. Any such increase in interest costs could have a material adverse impact on the levels of cash we maintain for working capital.

Our current level of indebtedness and any future increases in our debt indebtedness could have adverse consequences, including:

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

As of December 31, 2022, we had cash and cash equivalents of $251.5 million, which is available to us to fund our operating, investing and financing activities. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to obtain financing, in an amount sufficient to fund our operations or other liquidity needs.

In the future, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our ability to obtain financing will depend on a number of factors, including:

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

•
further develop and enhance our platform and solutions;
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

Hoya Topco, LLC (“Hoya Topco”), which is controlled by our Private Equity Owner and its affiliates, controls approximately 60% of the voting power of our outstanding common stock, which means that, based on its percentage of voting power controlled, our Private Equity Owner controls the vote of all matters submitted to a vote of our shareholders. Thus, our Private Equity Owner controls the election of the members of our Board of Directors subject to the terms of the Stockholders’ Agreement dated October 18, 2021 we entered into with Hoya Topco

(“Stockholders’ Agreement”) and all other corporate decisions. Even when our Private Equity Owner ceases to control a majority of the total voting power, for so long as our Private Equity Owner continues to own a significant percentage of our common stock, our Private Equity Owner will still be able to significantly influence the composition of our Board of Directors and the approval of actions requiring shareholder approval. Accordingly, for such period of time, our Private Equity Owner has significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as our Private Equity Owner continues to own a significant percentage of our common stock, our Private Equity Owner will be able to cause or prevent a change of control or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of our Class A common stock as part of a potential sale and ultimately might affect the market price of our Class A common stock.

Our Stockholders’ Agreement provides our Private Equity Owner the right to nominate to our Board of Directors (i) five (5) directors, so long as our Private Equity Owner, in the aggregate, beneficially owns at least 24% of the aggregate number of shares of our common stock, of which at least one (1) will qualify as an “independent director” under applicable stock exchange regulations, (ii) four (4) directors, so long as our Private Equity Owner, in the aggregate, beneficially owns at least 18% but less than 24% of our common stock, (iii) three (3) directors, so long as our Private Equity Owner, in the aggregate, beneficially owns at least 12% but less than 18% of our common stock, (iv) two (2) directors, so long as our Private Equity Owner, in the aggregate, beneficially owns at least 6% but less than 12% of our common stock and (v) until the date our Private Equity Owner, in the aggregate, beneficially owns a number of voting shares representing less than five percent (5%) of the aggregate number of shares of our common stock held, directly or indirectly, by our Private Equity Owner, one (1) director. Pursuant to the foregoing provisions of the Stockholders' Agreement, our Private Equity Owner will be able to designate the majority of the members of our Board of Directors and generally have control over our business and affairs. Our Private Equity Owner and its affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, our Private Equity Owner and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our amended and restated charter provides that our Private Equity Owner, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) will not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Private Equity Owner also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Private Equity Owner may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you or may not prove beneficial.

We are a “controlled company” within the meaning of Nasdaq listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.

We qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of our Board of Directors consist of independent directors, (ii) we have a Compensation Committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to our Board of Directors by independent directors.

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
•
tax basis adjustments resulting from taxable exchanges of common units of Hoya Intermediate (“Intermediate Units”) for Class A common stock acquired by us from a TRA Holder (as defined in our TRA) pursuant to the terms of our LLC Agreement;
•
certain tax attributes of Blocker Corporations (as defined in the LLC Agreement) holding Intermediate Units that are acquired by us pursuant to a reorganization transaction;
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

The amount and timing of any payments under our TRA will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A common stock at the time of an exchange of Intermediate Units by a TRA Holder pursuant to our Second Amended and Restated Limited Liability Agreement dated October 18, 2021 (“LLC Agreement”) and the amount and timing of the recognition of our income for applicable tax purposes. While many of these factors are outside of our control, the aggregate payments we will be required to make under our TRA could be substantial. There can be no assurance that we will be able to finance our obligations under our TRA in a manner that does not adversely affect our working capital and growth requirements.

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

We are a holding company with no material assets other than our direct and indirect ownership of equity interests in Hoya Intermediate, LLC (“Hoya Intermediate”). As such, we do not have any independent means of generating revenue. We intend to cause Hoya Intermediate to make quarterly distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under our TRA, and to pay our corporate and other overhead expenses. To the extent that we need funds, and Hoya Intermediate is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

In certain circumstances, Hoya Intermediate will be required to make distributions to us and Hoya Topco, and the distributions that Hoya Intermediate will be required to make may be substantial.

Hoya Intermediate is treated, and will continue to be treated, as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, its taxable income is generally allocated to its members, including us. Hoya Intermediate may make cash or tax distributions to the members, including us, as set forth in its LLC Agreement calculated using an assumed tax rate, to provide liquidity to members to pay taxes on such member’s allocable share of the taxable income. Under applicable tax rules, Hoya Intermediate may be required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions are made pro rata on a per-common unit basis to all members and such tax distributions are determined based on the member with the highest assumed tax liability per common unit, Hoya Intermediate may be required to make tax distributions that, in the aggregate, exceed the amount of taxes that Hoya Intermediate would have paid if it were taxed on its net income at the assumed rate.

As a result of (i) potential differences in the amount of net taxable income allocable to us and to Hoya Topco, (ii) the lower maximum tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating Hoya Intermediate’s distribution obligations, we may receive distributions significantly in excess of our actual tax liabilities and our obligations to make payments under our TRA. If we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Hoya Intermediate, Hoya Topco would benefit from any value attributable to such accumulated cash balances as a result of its right to acquire shares of our Class A common stock or, at our election, an amount of cash equal to the fair market value thereof, in exchange for its Intermediate Units. We will have no obligation to distribute such cash balances to our shareholders, and no adjustments will be made to the consideration provided to an exchanging holder in connection with a direct exchange or redemption of Hoya Intermediate limited liability company interests under our LLC Agreement as a result of any retention of cash by us.

Risks Relating to the COVID-19 Pandemic

The global COVID-19 pandemic has had, and may continue to have, a material negative impact on our business and operating results. Beginning in the second quarter of 2021, and continuing through the fourth quarter of 2022, we have seen a recovery in ticket orders as mitigation measures ease. However, given the emergence of new variants and continued infectious cases, uncertainty remains.

The global spread and impact of the COVID-19 pandemic has been complex, unpredictable, and evolving. It resulted in significant disruption and additional risks to our business, the entertainment industry, and the global economy particularly in 2020 and 2021. The COVID-19 pandemic led governments and other authorities around the world to impose measures intended to control its spread, including travel bans, border closings and restrictions, business closures, quarantines and vaccine requirements. In mid-March 2020, as the unprecedented impact of the global COVID-19 pandemic became clearer, concert promoters, venue operators, sports leagues and theaters around the world shut down.

Different jurisdictions lifted restrictions on gatherings of people at different times and may continue to have different rules in place in the future. While events are now, by and large, held at pre-pandemic scope and scale, it is difficult to predict whether restrictions could be put into place again in the future if a worsening variant emerges.

Our business depends on concert, sporting and theater events in order to generate most of our revenue from ticket sales in the secondary ticket market. During the COVID-19 pandemic, fewer concert, sporting and theater events as well as lower fan attendance had a negative impact on our revenue. Since the COVID-19 pandemic remains a public health concern as of December 31, 2022, it is possible these circumstances could re-emerge and once again threaten the live events industry and have a negative impact on our revenue.

We face ancillary risks and uncertainties arising from the global COVID-19 pandemic in addition to the possible shutdown or limitation of concert, sporting and theater events. COVID-19, and its variants, may also precipitate or aggravate other risk factors, which have had, and may continue to have, a material negative impact on our business and operating results. Many of these risks and uncertainties may extend beyond the duration of current pandemic conditions due to the uncertainty around how concert, sporting and theater industries may change going forward as a result of the pandemic. Such additional or attendant risks and uncertainties include, among other things:

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
•
increase in performer cancellations because of illness;
•
loss of ticketing sales due to the economic impact whereby certain venue operators are no longer in operation, reducing the number of events our marketplace can serve;
•
the inability to pursue expansion opportunities or acquisitions due to capital constraints;
•
increase in the prevalence of electronic tickets which could be rendered nontransferable;
•
the future availability or increased cost of insurance coverage; and
•
the incurrence of additional expenses related to compliance, precautions and management.

The likelihood of the realization or intensification of these risks and uncertainties and the ultimate magnitude of their impact on us are not knowable or quantifiable at this time. The global COVID-19 pandemic and its impacts may continue to endure for an unknown period of time. New COVID-19 variants have and may continue to emerge, which could lead to new restrictions being put into place again. The longer the duration of the global COVID-19 pandemic, the greater the ancillary and lingering effects, and related negative impact on us and our results of operations.

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
•
adverse market reaction to changes in our ownership or capital structure including a secondary offering for our Class A common stock;
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
•
the trading activity of our largest stockholders;
•
the number of shares of our common stock that are available for public trading;
•
short sales, hedging and other derivative transactions involving our capital stock;
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

We continue to have a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with the Securities and Exchange Commission’s (“SEC”) rules implementing Sections 302 and 404 of The Sarbanes-Oxley Act (“SOX”), which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

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

In connection with the audit of our financial statements for the fiscal year ended December 31, 2020, we identified deficiencies in our internal control over financial reporting, which in the aggregate, constituted a material weakness. We made the same determination in connection with the audits of our financial statements for the fiscal years ended December 31, 2021 and 2022. We determined in all three years that we had deficiencies related to implementation of segregation of duties as part of our control activities, establishment of clearly defined roles within our finance and accounting functions and the number of personnel in our finance and accounting functions with an appropriate level of technical accounting and SEC reporting experience, which in the aggregate, constitute a material weakness. As part of our plan to address this material weakness, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and processes. We have hired, and plan to continue to hire, additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities and appropriate segregation of duties.

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

As a public company, we are subject to the reporting requirements of the Exchange Act of 1934, as amended (“Exchange Act”) and SOX. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. SOX requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

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

We are an "emerging growth company," and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•
not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of SOX;
•
reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or golden parachute payments not previously approved.

Our status as an "emerging growth company" will end as soon as any of the following occurs:

•
the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•
the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•
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

An active trading market for our Class A common stock may not be maintained and an active trading market for our warrants may not develop.

Although our Class A common stock is listed on Nasdaq under the symbol “SEAT,” an active trading market for our Class A common stock may not be maintained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers. Additionally, we can provide no assurance that an active trading market for our warrants will develop on Nasdaq or any other exchange in the future. If an active market for our securities does not develop or is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock and acquire other complementary products, technologies or businesses by using our shares of capital stock as consideration.

Warrants are exercisable for our Class A common stock and Intermediate Units, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The following warrants to purchase our Class A common stock are outstanding and exercisable:

•
warrants to purchase 6,519,791 shares at an exercise price of $11.50 per share;
•
warrants to purchase 17,000,000 shares at an exercise price of $10.00 per share;
•
warrants to purchase 17,000,000 shares at an exercise price of $15.00 per share; and
•
public warrants to purchase 6,766,853 shares at an exercise price of $11.50 per share.

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

The following warrants to purchase Intermediate Units are outstanding and exercisable are held by Hoya Topco, LLC (collectively, “Hoya Intermediate Warrants”):

•
warrants to purchase 3,000,000 shares at an exercise price of $10.00 per share; and
•
warrants to purchase 3,000,000 shares at an exercise price of $15.00 per share.

Upon exercise of a Hoya Intermediate Warrant, one share of our Class B common stock will also be issued. Holders of Intermediate Units (other than us and our subsidiaries) may exchange them for shares of our Class A common stock. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

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

The trading market for our securities will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We will not control these analysts, and the analysts who publish information about us may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any current or future analysts who cover us provide inaccurate research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third-party.

Our amended and restated charter and our amended and restated bylaws contain several provisions that may make it more difficult or expensive for a third-party to acquire control of us without the approval of our Board of Directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following:

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

The provisions of our amended and restated charter requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we leased approximately 48,000 square feet of space in Chicago, Illinois for our headquarters under a lease agreement that runs through December 31, 2033 with a 5-year renewal option, unless terminated sooner. We also lease facilities in Coppell, Texas and Toronto, Ontario.

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

Stockholders

As of February 28, 2023, there were 79 holders of record of our common stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.

Dividends

None.

Equity Compensation Plan Information

Information concerning our equity compensation plan is incorporated herein by reference to Part III, Item 12 of this report.

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

On May 25, 2022, our board of directors authorized a share repurchase program of our Class A Common Stock of up to $40.0 million ("Repurchase Program"). The Repurchase Program was announced on May 26, 2022 and will be effective until March 31, 2023. We may repurchase shares from time to time in open market transactions, through privately negotiated transactions or otherwise in accordance with applicable federal securities laws. The amount and timing of repurchases will depend upon market conditions and other factors including price. The Repurchase Program does not obligate us to acquire any particular amount of stock, and it may be terminated, modified, or suspended at any time at our discretion. The Repurchase Program commenced on July 5, 2022. As of December 31, 2022, we have repurchased 4.3 million shares of our Class A Common Stock for $32.5 million under the Repurchase

Program which includes commissions paid of $0.1 million. The share repurchases are accounted for as Treasury stock in the Consolidated Balance Sheets.

The following table provides information about purchases of shares of our common stock during the year ended December 31, 2022:

Date	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Program (in millions)
September 1-30, 2022	397,551	$7.65	397,551	$36.9
October 1-31, 2022	716,857	7.87	716,857	31.3
November 1-30, 2022	972,578	7.73	972,578	23.8
December 1-31, 2022	2,255,491	7.19	2,255,491	$7.5
Total	4,342,477	$7.46	4,342,477
(1)
The weighted average price paid per share does not include the cost of commissions.

Stock Performance Graph

The following graph depicts the total return to stockholders from the closing price on October 19, 2021 (the date our Class A common stock began trading on Nasdaq) through December 31, 2022, relative to the performance of Nasdaq Composite and the Russell 2000 Technology Index. The graph assumes $100 invested at the closing price on October 19, 2021 in each of our Class A common stock, the Nasdaq Composite and the Russell 2000 Technology Index, and dividends reinvested in the security or index. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*

Among Vivid Seats Inc., the NASDAQ Composite Index
and the Russell 2000 Technology Index

$120
$100
$80
$60
$40
$20
$0
10/19/21
10/21
11/21
12/21
1/22
2/22
3/22
4/22
5/22
6/22
7/22
8/22
9/22
10/22
11/22
12/22
Vivid Seats Inc.
NASDAQ Composite
Russell 2000 Technology

*$100 invested on 10/19/21 in stock or 9/30/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled "Forward-Looking Statements," "Risk Factors" or in other parts in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets from ticket sellers while enabling ticket sellers to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. During the years ended December 31, 2022, 2021, and 2020, our revenues were $600.3 million, $443.0 million, and $35.1 million, respectively, and Marketplace Gross Order Value ("Marketplace GOV") was $3,184.8 million, $2,399.1 million, and $347.3 million, respectively. Our net income was $70.8 million for the year ended December 31, 2022. Our net loss was $19.1 million and $774.2 million for the years ended December 31, 2021 and 2020, respectively.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

In our Marketplace segment, we act as an intermediary between ticket buyers and sellers through which we earn revenue from processing ticket sales on our website and mobile applications and sales initiated through our numerous distribution partners. Our Marketplace segment also includes our daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service to our ticket buyers and sellers and daily fantasy sports users. We do not hold ticket inventory in our Marketplace segment.

We primarily earn revenue from service and delivery fees charged to ticket buyers. We also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. The revenue we earn from our daily fantasy sports offering is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives in a period.

We incur costs for developing and maintaining our platform, providing back-office and customer support to ticket buyers, sellers and daily fantasy sports users, facilitating payments and deposits, and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

A key component of our platform is Skybox, a proprietary ERP tool used by the majority of our ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple ticket resale marketplaces. Professional ticket sellers use an ERP to manage their operations and Skybox is their most widely adopted ERP.

Resale

In our Resale segment, we acquire tickets to resell on secondary ticketing marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and our ongoing efforts to deliver industry-leading seller software and tools.

Key Business Metrics and Non-GAAP Financial Measures

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following table summarizes our key business metrics and non-GAAP financial measure (in thousands):

	2022	2021	2020

Marketplace GOV(1)	$3,184,754	$2,399,092	$347,259
Total Marketplace orders(2)	9,183	6,637	1,066
Total Resale orders(3)	313	199	49
Adjusted EBITDA(4)	$113,325	$109,869	$(80,204)

(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. During the year ended December 31, 2022, Marketplace GOV was negatively impacted by event cancellations in the amount of $80.3 million, compared to $108.0 million and $216.0 million during the years ended December 31, 2021 and 2020.
(2)
Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform during a period, net of event cancellations that occurred during that period. During the year ended December 31, 2022, our Marketplace segment experienced 199,595 event cancellations, compared to 257,109 and 549,085 event cancellations during the years ended December 31, 2021 and 2020.
(3)
Total Resale orders represents the volume of Resale segment orders in a period, net of event cancellations that occurred during that period. During the year ended December 31, 2022, our Resale segment experienced 5,205 event cancellations, compared to 6,165 and 20,644 event cancellations during the years ended December 31, 2021 and 2020.
(4)
Adjusted EBITDA is not a measure defined under accounting principles generally accepted in the United States of America ("GAAP"). We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Refer to the Adjusted EBITDA section below for a reconciliation to its most directly comparable GAAP measure.

Marketplace GOV

Marketplace GOV is a key driver of our Marketplace segment revenue. Marketplace GOV represents the total transactional amount of Marketplace orders in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV reflects our ability to attract and retain customers, as well as the overall health of the industry.

Our Marketplace GOV is impacted by seasonality, and typically sees increased activity in the fourth quarter when all major sports leagues are in season and we experience increases in order volume for theater during the holiday season and concert on-sales for the subsequent year. Quarterly fluctuations in our Marketplace GOV result from the number of cancellations, the popularity and demand of performers, tours, teams, and events, and the length and team composition of sports playoff series and championship games.

Our Marketplace GOV increased during the year ended December 31, 2022 as a result of a higher number of orders processed, driven by the resumption and increasing number of live events and fewer event cancellations.

Total Marketplace Orders

Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations. An order can include one or more tickets and/or parking passes. Total Marketplace orders allow us to monitor order volume and better identify trends within our Marketplace segment. Total Marketplace orders increased during the year ended December 31, 2022 as a result of a higher number of orders processed, driven by the resumption and increasing number of live events and fewer event cancellations.

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

Adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting. Moreover, we believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations. It also provides a useful measure for period-to-period comparisons of our business performance and highlights trends in our operating results.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss) (in thousands):

	2022	2021	2020

Net income (loss)	$70,779	$(19,129)	$(774,185)
Income tax expense (benefit)	(1,590)	304	—
Interest expense – net	12,858	58,179	57,482
Depreciation and amortization	7,732	2,322	48,247
Sales tax liability(1)	2,814	8,956	6,772
Transaction costs(2)	4,840	12,852	359
Equity-based compensation(3)	19,053	6,047	4,287
Loss on extinguishment of debt(4)	4,285	35,828	685
Litigation, settlements and related costs(5)	2,477	2,835	1,347
Severance related to COVID-19(6)	—	286	795
Change in fair value of warrants(7)	(8,227)	1,389	—
Change in fair value of contingent consideration(8)	(2,065)	—	—
Loss on asset disposals(9)	369	—	169
Impairment charges(10)	—	—	573,838
Adjusted EBITDA	$113,325	$109,869	$(80,204)

(1) We have historically incurred sales tax expense in jurisdictions where we expected to remit sales tax payments but were not yet collecting from customers. During the second half of 2021, we began collecting sales tax from customers in the required jurisdictions. The sales tax liability presented herein represents the tax liability for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions. The aforementioned liability was fully paid in 2022.

(2) Transaction costs consist of legal; accounting; tax and other professional fees; personnel-related costs, which consist of retention bonuses; and integration costs. Transaction costs recognized in 2022 were related to the merger transaction with Horizon Acquisition Corporation (the "Merger Transaction"), the acquisition of Betcha Sports, Inc. ("Betcha" rebranded as "Vivid Picks"), refinancing of the remaining June 2017 First Lien Loan with a new $275.0 million term loan (the "February 2022 First Lien Loan") and our offering to the holders of our outstanding public warrants to receive shares of Class A Common Stock in exchange for each outstanding public warrant tendered by the holder. Transaction costs recognized in 2021 were related to the Merger Transaction, to the extent they were not eligible for capitalization, and the acquisition of Vivid Picks. Transaction costs recognized in 2020 were related to the acquisition of Fanxchange Ltd. in 2019.

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

(4) Loss on extinguishment of debt incurred in 2022 resulted from the extinguishment of the June 2017 First Lien Loan in February 2022. Loss on extinguishment of debt incurred in 2021 and 2020 resulted from the retirement of the May 2020 First Lien Loan, fees paid related to the early payment of a portion of the principal of the June 2017 First Lien Loan in October 2021, and the retirement of the revolving credit facility in May 2020.

(5) These expenses relate to external legal costs and settlement costs, which were unrelated to our core business operations.

(6) These charges relate to severance costs resulting from significant reductions in employee headcount due to the effects of the COVID-19 pandemic.

(7) This relates to the revaluation of warrants to purchase common units of Hoya Intermediate ("Intermediate Units") held by Hoya Topco following the Merger Transaction.

(8) This relates to the revaluation of Vivid Picks cash earnouts.

(9) This relates to asset disposals, which are not considered indicative of our core operating performance.

(10) We incurred impairment charges triggered by the effects of the COVID-19 pandemic during the year ended December 31, 2020. The impairment charges resulted in a reduction in the carrying values of our goodwill, indefinite-lived trademark, definite-lived intangible assets, and other long-lived assets.

Key Factors Affecting Our Performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this Annual Report on 10-K, particularly in Part I, Item 1A, "Risk Factors.” The key factors discussed below impacted our 2022 results or are anticipated to impact our 2023 results.

Growth and Retention of Buyers, Sellers and Distribution Partners

Our revenue growth primarily depends on acquiring and retaining customers. We seek to have ticket buyers and sellers view us as the go-to ticketing marketplace when searching for, purchasing and selling event tickets. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value, and by providing a reliable and secure experience for ticket buyers. We acquire new ticket buyers through various marketing channels, partnerships, brand advertisement and word-of-mouth. Performance marketing channels are highly competitive, and we must continue to be effective in these acquisition channels. We seek to retain buyers by cultivating brand awareness and affinity for our differentiated offering. We provide an optimal customer experience, additional avenues for engagement and outreach such as through customized emails and Vivid Picks, and most importantly, exceptional value with our Vivid Seats Rewards program. Likewise, we must preserve our longstanding relationships with ticket sellers to maintain extensive ticket listing options at competitive prices. We recognize the importance of seller and other distribution relationships in the ticketing ecosystem and offer products and services designed to support the needs of our sellers and distribution partners.

Macroenvironment and Resulting Consumer Demand for Live Events

Consumer demand for live events could be impacted by economic conditions affecting disposable consumer income, including unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact individuals and rising inflation, that affect disposable consumer income. These economic conditions could affect overall demand for live event tickets, ticket prices and/or price sensitivity, which in turn could have a negative impact on our business and financial results.

Ticketing Industry Competition

Our business faces significant competition from other national, regional and local primary and secondary ticketing service providers. We also face competition in the resale of tickets from other professional ticket resellers. Forms of competition can include, but are not limited to, increasing performance marketing spend, increasing brand advertisement spend, pricing changes, exclusive partnerships, and new product offerings and enhancements. To combat such competitive dynamics, we continue to refine our marketing strategies to attract and retain customers and innovate to offer our customers an attractive value proposition.

Supply of Concert, Sporting and Theater Events

The number of live concert, sporting, and theater events will have a significant effect on our revenue and operating income. Many of the factors affecting the number of live events are beyond our control.

Attracting and Retaining Talent

We rely on the ability to attract and retain employees. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. We share the dedication to our mission to Experience It Live. Offering employees an engaging and positive work environment contributes to both their success and our success. We are committed to fostering an environment that is inclusive and welcoming to diversity in backgrounds, experiences and thoughts as a means toward achieving employee engagement, empowerment, innovation and good decision-making.

Seasonality

Our operational and financial results can be impacted by seasonality, with increased activity in the fourth quarter when all major sports leagues are in season and we experience an increase in order volume for theater events during the holiday season and concert on-sales for the subsequent year. In addition, our quarterly results and quarterly year-over-year growth rates can be impacted by:

•
sports teams performance, the number of playoff games in a series and teams involved;
•
the timing of tours of top grossing acts;
•
tour, game, and other event cancellations due to weather, illness or other factors; and
•
popularity and demand for certain performers and events.

COVID-19 Pandemic

The COVID-19 pandemic has had, and may continue to have, a significant negative impact on our business, operational and financial results. Beginning in the second quarter of 2021, and continuing throughout 2022, we have seen a recovery in ticket orders as mitigation measures eased. While we have experienced recovery from the COVID-19 pandemic, given the emergence of new variants and continued infectious cases, uncertainty remains. If economic conditions caused by the pandemic were to worsen, our financial condition, cash flows, and results of operations may be further materially impacted.

Results of Operations

Discussions of the year ended December 31, 2021 and comparison between the year ended December 31, 2021 and the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in our Annual Report on Form 10-K filed on March 15, 2022.

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations (in thousands, except percentages):

	2022	2021	Change	% Change
Revenues	$600,274	$443,038	$157,236	35%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	140,508	90,617	49,891	55%
Marketing and selling	248,375	181,358	67,017	37%
General and administrative	127,619	92,170	35,449	38%
Depreciation and amortization	7,732	2,322	5,410	233%
Change in fair value of contingent consideration	(2,065)	—	(2,065)	100%
Income from operations	78,105	76,571	1,534	2%
Other (income) expense:
Interest expense – net	12,858	58,179	(45,321)	(78)%
Loss on extinguishment of debt	4,285	35,828	(31,543)	(88)%
Other (income) expense	(8,227)	1,389	(9,616)	(692)%
Income (loss) before income taxes	69,189	(18,825)	88,014	468%
Income tax expense (benefit)	(1,590)	304	(1,894)	(623)%
Net income (loss)	70,779	(19,129)	89,908	470%
Net loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	(12,836)	12,836	100%
Net income (loss) attributable to redeemable noncontrolling interests	42,117	(3,010)	45,127	1,499%
Net income (loss) attributable to Class A Common Stockholders	$28,662	$(3,283)	$31,945	973%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	2022	2021	Change	% Change
Revenues:
Marketplace	$511,094	$389,668	$121,426	31%
Resale	89,180	53,370	35,810	67%
Total revenues	$600,274	$443,038	$157,236	35%

Total revenues increased $157.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase, which occurred in both our Marketplace and Resale segments, resulted from an increase in new orders processed resulting from the resumption and increasing number of live events and fewer event cancellations. The pandemic and resulting mitigation measures had a significant adverse effect on order volume and event cancellations during the year ended December 31, 2021. In the second quarter of 2021, most local governments began to lift large scale restrictions on live events such that there was a significant increase in live events held for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Marketplace

The following table presents revenues in our Marketplace segment by event category (in thousands, except percentages):

	2022	2021	Change	% Change
Revenues:
Concerts	$251,423	$171,149	$80,274	47%
Sports	196,467	175,471	20,996	12%
Theater	61,483	41,745	19,738	47%
Other	1,721	1,303	418	32%
Total Marketplace revenues	$511,094	$389,668	$121,426	31%

Marketplace revenues increased $121.4 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in Marketplace revenues for the year ended December 31, 2022 resulted primarily from an overall increase in new orders processed, driven by the resumption and increasing number of live events, and fewer event cancellations compared to the year ended December 31, 2021. The increase in Marketplace revenues was primarily driven by the concert category and resulted from an increase in new orders processed, driven by the resumption and overall increasing number of events, rescheduling of postponed events and reduced event cancellations.

Total Marketplace orders increased 2.5 million, or 38%, during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Cancellation charges, which are recognized as a reduction to revenues, were $27.8 million for the year ended December 31, 2022, compared to $34.5 million for the year ended December 31, 2021. Cancellation charges for the year ended December 31, 2022 were lower than the year ended December 31, 2021 due to lower event cancellations in all event categories and higher recorded breakage on customer credits, partially offset by higher customer refunds that increase as order volume increases.

Marketplace revenues by business model consisted of the following (in thousands, except percentages):

	2022	2021	Change	% Change
Revenues:
Owned Properties	$400,413	$308,226	$92,187	30%
Private Label	110,681	81,442	29,239	36%
Total Marketplace revenues	$511,094	$389,668	$121,426	31%

The increases in revenue from both Owned Properties and Private Label during the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted from an increase in new orders processed, particularly in the concert category, and fewer event cancellations.

Within the Marketplace segment, we also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. Our referral fee revenue was $33.4 million and $33.5 million during the years ended December 31, 2022 and 2021, respectively. Referral fees were flat compared to 2021 as insurance attachment rate to orders declined.

Resale

Revenue for our Resale segment increased $35.8 million, or 67%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase resulted primarily from higher order volume in the concert category. Total Resale orders increased 0.1 million, or 57%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. Cancellation charges, classified as a reduction of revenue, negatively impacted Resale revenue by less than $0.1 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	2022	2021	Change	% Change
Cost of revenues:
Marketplace	$73,126	$51,702	$21,424	41%
Resale	67,382	38,915	28,467	73%
Total cost of revenues	$140,508	$90,617	$49,891	55%

Total cost of revenues increased $49.9 million, or 55%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase to total cost of revenues resulted primarily from higher order volume in both our Marketplace and Resale segments and a higher proportion of revenue from our Resale segment.

Marketplace

Marketplace cost of revenues increased $21.4 million, or 41%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in cost of revenues is fairly consistent with the increase in total Marketplace orders, which increased by 2.5 million orders, or 38%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Resale

Resale cost of revenues increased $28.5 million, or 73%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase resulted from an increase in total Resale orders of 0.1 million orders, or 57%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in Resale cost of revenues is not consistent with the increase in Resale revenues for the year ended December 31, 2022 compared to the year ended December 31, 2021. This was driven by strong post-COVID recovery demand in 2021 that resulted in abnormally high margins. Cancellation charges resulted in a reduction to Resale cost of revenues of $0.5 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	2022	2021	Change	% Change
Marketing and selling:
Online	$224,872	$160,420	$64,452	40%
Offline	23,503	20,938	2,565	12%
Total marketing and selling	$248,375	$181,358	$67,017	37%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $67.0 million, or 37%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in expenses primarily resulted from greater spending on online advertising. Our spending on online advertising increased by $64.5 million, or 40%, during the year ended December 31, 2022 compared to the year ended December 31, 2021 as we scaled to capture an increase in live event demand and experienced increased competition in performance marketing channels. The increase in our offline advertising expense was driven by our revamped brand awareness marketing efforts, which began with a large campaign in the fourth quarter of 2021.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	2022	2021	Change	% Change
General and administrative:
Personnel expenses	$88,037	$47,546	$40,491	85%
Non-income tax expenses	4,380	10,016	(5,636)	(56)%
Other	35,202	34,608	594	2%
Total general and administrative	$127,619	$92,170	$35,449	38%
Total general and administrative expenses increased $35.4 million, or 38%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to a higher personnel expenses attributable to higher employee headcount, an increase in costs for our outsourced customer service provider and an increase in stock compensation expense from awards granted pursuant to the 2021 Plan, which became effective on October 18, 2021. This increase was partially offset by a decrease in non-income tax expense as we began collecting sales tax from customers in the required jurisdictions in the second half of 2021. The majority of the non-income tax expense in the prior periods represents the exposure for sales tax prior to the date we began collecting sales tax from customers, reduced by abatements received, and inclusive of any penalties and interest assessed by the jurisdictions.

Depreciation and Amortization

Depreciation and amortization expenses increased $5.4 million, or 233%, during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of an increase in development activities related to our platform and the intangibles acquired as part of the Vivid Picks acquisition.

Change in fair value of contingent consideration

Change in fair value of contingent consideration was $2.1 million during the year ended December 31, 2022 due to the fair value remeasurement of cash earnouts.

Other (Income) Expense

Interest expense – net

Interest expense decreased $45.3 million, or 78%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. We paid off the May 2020 First Lien Loan and made a partial payment of the outstanding principal on the June 2017 First Lien Loan in the fourth quarter of 2021. In addition, we further reduced our outstanding debt balance and effective interest rate on February 3, 2022 when we refinanced the June 2017 First Lien Loan with the February 2022 First Lien Loan.

Loss on extinguishment of debt

Loss on extinguishment of debt decreased $31.5 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. For the year ended December 31, 2022, loss on extinguishment of debt was due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan in the first quarter of 2022. For the year ended December 31, 2021, loss on extinguishment of debt was due to our full repayment of the May 2020 First Lien Loan and a partial repayment of the outstanding principal on the June 2017 First Lien Loan. The loss includes $28.0 million for a prepayment penalty, $6.1 million for the amortization of the remaining balance of the original issuance discount and issuance costs related to the repayment of the May 2020 First Lien Loan in full and $1.7 million for the amortization of the balance of the original issuance discount and issuance costs related to the partial repayment of the outstanding principal on the June 2017 First Lien Loan.

Other (income) expense

Other (income) expense decreased $9.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. For the year ended December 31, 2022, other (income) expense was related to the fair value remeasurement of the Hoya Intermediate Warrants. For the year ended December 31, 2021, other (income) expense was primarily related to our modification of the terms of Public Warrants in connection with the Merger Transaction.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from our operating activities. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary sources of funds are cash generated from operations and proceeds from borrowings, including our term loans. In response to the COVID-19 pandemic, we borrowed $50.0 million under our revolving credit facility in March 2020 and subsequently entered into the May 2020 First Lien Loan (defined below). We received $251.5 million in net cash proceeds from the May 2020 First Lien Loan, which we used to repay the $50.0 million in outstanding borrowings under the revolving credit facility in May 2020 and to fund our operations. As noted in the “Liquidity and Capital Resources—Loan Agreements” section below, we repaid the May 2020 First Lien Loan in connection with, and using the proceeds from, the Merger Transaction and the PIPE Financing. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months.

As of December 31, 2022, we had $251.5 million of cash and cash equivalents. Cash and cash equivalents consist of interest-bearing deposit accounts and money market accounts managed by financial institutions. For the year ended December 31, 2022, we generated positive cash flows from our operating activities.

Loan Agreements

In response to the COVID-19 pandemic, we entered into the May 2020 First Lien Loan, which resulted in $251.5 million in net cash proceeds. The May 2020 First Lien Loan, which is pari passu with the June 2017 First Lien Loan, carries a variable interest rate of LIBOR plus an applicable margin of 9.50%, or a base rate plus an applicable margin of 8.50%. The May 2020 First Lien Loan matures in May 2026, subject to an earlier springing maturity date of June 30, 2024 if the June 2017 First Lien Loan, or a refinancing thereof with scheduled payments of principal prior to June 30, 2024, remains outstanding as of that date. The effective interest rate on the May 2020 First Lien Loan, which fluctuates based on certain paid-in-kind elections, was 11.50% per annum as of December 31, 2020. We made no payments during 2020 on the May 2020 First Lien Term Loan. Interest incurred under the May 2020 First Lien Loan was capitalized into the principal quarterly in August and November 2020, resulting in an outstanding principal of $275.7 million as of December 31, 2020. Additional interest was capitalized into the principal in the first nine months of 2021, resulting in an outstanding principal of $304.1 million as of September 30, 2021. On October 18, 2021, we repaid this loan in full in connection with, and using the proceeds from, the Merger Transaction and the PIPE Financing and incurred a $28.0 million prepayment penalty.

We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021. In the first quarter of 2022, we repaid $190.7 million of the outstanding June 2017 First Lien Loan. On February 3, 2022, we entered into an amendment which refinanced the remaining June 2017 First Lien Loan with a new $275.0 million February 2022 First Lien Loan with a maturity date of February 3, 2029, added a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $100.0 million with a maturity date of February 3, 2027, replaced the LIBOR based floating interest rate with a term secured overnight financing rate ("SOFR") based floating interest rate and revised the springing financial covenant to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor.

As of December 31, 2022, we are only party to one credit facility, the February 2022 First Lien Loan. At December 31, 2022, we had no outstanding borrowings under our Revolving Facility.

Share Repurchase Program

On May 25, 2022, our board of directors authorized a share repurchase program of our Class A Common Stock of up to $40.0 million ("Repurchase Program"). The Repurchase Program was announced on May 26, 2022 and will be effective until March 31, 2023. We may repurchase shares from time to time in open market transactions, through privately negotiated transactions or otherwise in accordance with applicable federal securities laws. The amount and timing of repurchases will depend upon market conditions and other factors including price. The Repurchase Program does not obligate us to acquire any particular amount of stock, and it may be terminated, modified, or suspended at any time at our discretion. The Repurchase Program commenced on July 5, 2022 upon the completion of the Exchange of our Public Warrants. As of December 31, 2022, we have repurchased 4.3 million shares of our Class A Common Stock for $32.5 million under the Repurchase Program. The share repurchases are accounted for as Treasury stock in our Consolidated Balance Sheets.

Distributions to non-controlling interests

Per the Hoya Intermediate LLC agreement, Hoya Intermediate is required to make pro-rata tax distributions to its members, of which $5.2 million was distributed to non-controlling interests in the year ended December 31, 2022.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement with the existing Hoya Intermediate shareholders that will provide for payment to Hoya Intermediate shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, is deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to Hoya Intermediate making payments under the Tax Receivable Agreement.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	2022	2021	2020
Net cash provided by (used in) operating activities	$14,375	$175,790	$(33,892)
Net cash used in investing activities	(15,415)	(9,345)	(7,605)
Net cash (used in) provided by financing activities	(236,480)	38,028	245,545
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(237,520)	$204,473	$204,048

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $14.4 million for the year ended December 31, 2022 due to $70.8 million in net income, non-cash charges of $24.4 million, and net cash outflows from a $80.8 million change in net operating liabilities. The net cash outflows from the change in our net operating liabilities were primarily due to a $94.4 million decrease in accrued expenses and other current liabilities and a $30.8 million decrease in accounts payable, partially offset by a $42.9 million decrease in prepaid expenses and other current assets. The decreases resulted primarily from sales tax liability settlements, the redemption of customer credits issued during the COVID-19 pandemic, and a decrease in amounts payable to ticket sellers as events postponed during the COVID-19 pandemic finally occurred.

Net cash provided by operating activities was $175.8 million for the year ended December 31, 2021 due to $19.1 million in net loss, non-cash charges of $75.3 million, and net cash inflows from a $119.7 million change in net operating assets. The net cash inflows from the change in our net operating assets were primarily due to a $128.2 million increase in accounts payable, $19.2 million increase in deferred revenue, and a $14.2 million increase in accrued expenses and other current liabilities, partially offset by a $44.1 million decrease related to deferred paid-in-kind interest paid on May 2020 First Lien Loan, $7.6 million decrease in prepaid expenses and other current assets and a $4.3 million increase in inventory. Excluding the decrease related to deferred paid-in-kind interest, each of these resulted from higher order volume and lower event cancellations in 2021. We identified an immaterial error and revised the deferred interest payment of $44.1 million from an outflow in cash flows from financing activities to an outflow in cash flows from operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2021. This is outlined within Note 1, Background, Description of Business and Basis of Presentation.

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

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $15.4 million, which was attributable to capital spending on development activities related to our platform and capital expenditures related to our new corporate headquarters in Chicago, which we moved into in late 2022.

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $9.3 million and $7.6 million, respectively, which was primarily attributable to capital spending on development activities related to our platform.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $236.5 million and was primarily related to the repayment of the June 2017 First Lien Loan in connection with the refinancing and our Class A Common Stock Repurchase Program.

Net cash provided by financing activities was $38.0 million for the year ended December 31, 2021. This was due to capital contributions of $752.9 million, offset by $441.0 million in debt payments and debt extinguishment costs, $236.0 million of preferred equity redemptions, $20.1 million of Merger Transaction costs, and $17.7 million of dividends paid. We identified an immaterial error and revised the deferred interest payment of $44.1 million from an outflow in cash flows from financing activities to an outflow in cash flows from operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2021. This is outlined within Note 1, Background, Description of Business and Basis of Presentation.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined in item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and estimates associated with revenue recognition; equity-based compensation, warrants and earnouts, and impairment of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and valuation allowances have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our Consolidated Balance Sheets, results of operations, and cash flows.

Revenue Recognition

Revenue from our Marketplace segment primarily consists of service and delivery fees from ticketing operations, reduced by incentives provided to ticket buyers. We also recognize revenue for referral fees earned on the purchase of ticket insurance by ticket buyers from third-party insurers. We recognize revenue from our Marketplace segment when the ticket seller confirms an order with the ticket buyer, at which point the seller is obligated to deliver the tickets to the ticket buyer in accordance with the original marketplace listing. Revenue from Marketplace transactions is recognized on a net basis because we act as an agent for these transactions. Additionally, the revenue we earn from our daily fantasy sports offering is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives in a period.

We estimate and reserve for future cancellation charges based on historical trends, with the corresponding charge reducing revenue. This reserve, known as accrued future customer compensation, is classified within Accrued expenses and other current liabilities, with a corresponding asset for expected recoveries from ticket sellers and distribution partners recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets.

Specific judgments and assumptions considered when estimating future cancellation charges include historical cancellation charges as a percentage of sales, the average length of time to realize such charges, and the potential exposure based on the volume of recent sales activity. Following the onset of the COVID-19 pandemic, estimates for future cancellation charges resulting from event cancellations have been determined based on historical event cancellation rates during different phases of the recovery and management’s estimates of future event cancellation trends.

Such estimates are inherently uncertain as we are unable to predict the rate at which actual cancellation charges will occur. To the extent that actual cancellation charges are materially different than previously estimated amounts, or changes in recent trends require updates to previously reserved amounts, revenue may be materially impacted. As a result of the COVID-19 pandemic, cancellation charge reserves increased materially in 2020 due to the large volume of cancellations that occurred from the pandemic. In 2021 and 2022, reserves reduced due to reductions in estimated future cancellation rates. In extreme circumstances, should actual cancellation charges exceed previous estimates by a significant amount, we may experience negative overall revenue.

When an event is cancelled, ticket buyers may receive either a cash refund or credit for future purchases in our marketplace. Credits issued to buyers for cancellations are recorded as accrued customer compensation within Accrued expenses and other current liabilities on our Consolidated Balance Sheets. When a credit is redeemed, revenue is recognized for the newly placed order. Breakage income from customer credits that are not expected to be used, and are not subject to escheatment, is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. We estimate breakage based on historical usage trends for credits issued by us and available data on comparable programs. To the extent that actual usage differs from expected usage, that trends in usage rates differ from those used to establish our breakage estimate, or that the volume of credits subject to escheatment changes, revenue may be materially impacted. In 2022, we increased our estimated breakage rates based on lower credit usage. Our recorded breakage estimates exclude credits subject to escheatment and are further constrained by our limited history of customer credits and exposure to events beyond our control.

We also offer our customers the opportunity to participate in our loyalty program, Vivid Seats Rewards, through our Marketplace segment, which allows customers to earn and redeem credits on Owned Properties transactions. We defer revenue associated with these credits, which is recorded as Deferred revenue on our Consolidated Balance Sheets. The deferred amount is based on expected future usage, including the frequency with which buyers reach the ten stamp threshold for reward credit conversions and the rate of credit redemptions, and is recognized as revenue when the credits are redeemed. To the extent that actual usage differs from expected usage, or that recent trends require a change in the estimated usage rate of unexpired credits, our revenue will be impacted by the change.

Revenue from our Resale business primarily consists of sales of tickets to customers through online secondary ticket marketplaces. We recognize Resale revenue on a gross basis because we act as a principal in these transactions. We recognize Resale revenue when an order is confirmed.

Equity-Based Compensation

We account for Restricted Stock Units ("RSUs"), stock options, and profits interest at fair value as of the grant date. We award RSUs to our employees, directors and consultants. We also award stock options to certain employees. The awards are subject to the recipient’s continued service through the applicable vesting date. The grant-date fair value of stock options is estimated using an option pricing model. The model requires us to make assumptions and judgments about the variables used in the calculation, the volatility of our common stock, risk-free interest rate, and expected dividends. We estimate the fair value of profits interest using the Black-Scholes option pricing model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate. We account for forfeitures of outstanding, but unvested grants, in the period they occur. Expense related to grants of equity-based awards is recognized as equity-based compensation in the Consolidated Statements of Operations.

Warrants

The estimated fair value of warrant liabilities is determined by using the Black-Scholes model. The model requires us to make assumptions and judgments about the variables used in the calculation related to volatility, expected term, dividend yield and risk-free interest rate. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Consolidated Statements of Operations.

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

For the year ended December 31, 2022, as part of our annual assessment, a qualitative goodwill assessment was performed and we determined it was not more likely than not that the fair value of our reporting unit was less than its carrying value.

Similar to goodwill, our indefinite-lived trademark is not amortized, but reviewed for impairment annually, or earlier whenever events or changes in business circumstances indicate that the carrying value may not be recoverable. For the year ended December 31, 2022, as part of our annual assessment, a qualitative assessment was performed resulting in no impairment. The qualitative assessment included the history and longevity of our brand, our reputation, market share, and importance of our brand in buying decisions.

Each reporting period, we perform an evaluation of the remaining useful life of our indefinite-lived trademark to determine whether events and circumstances continue to support an indefinite life. We consider the life of our indefinite-lived trademark to be appropriate for the years ended December 31, 2022.

Long-lived assets

We also periodically review the carrying amount of our long-lived assets to determine whether current events or business circumstances indicate that the carrying amounts of an asset or asset group may not be recoverable. We classify our long-lived assets as a single asset group, which consists primarily of definite-lived intangible assets, property and equipment, right-of-use assets, and personal seat licenses. Our definite-lived intangible assets consist of developed technology, customer and supplier relationships, and non-compete agreements.

For the year ended December 31, 2022, management did not identify any events or changes in circumstances which would indicate the carrying amount of an asset or asset group may not be recoverable. As such, there were no long-lived asset impairments for the year ended December 31, 2022.

Tax valuation allowance

We recognize deferred tax assets for the expected future benefit from certain net operating losses, tax credits, basis differences from investments in operating partnerships and other similar items. To the extent we believe these assets, or a portion of these assets, are not more likely than not to be realized, we record a valuation allowance against the deferred tax asset’s value.

In determining the realizability of our deferred tax assets, we consider all available positive and negative evidence, including historical taxable income or loss amounts, projected future taxable income, anticipated reversals of temporary book/tax differences, tax planning strategies and recent results of operations. This assessment requires us to make judgements that rely heavily on future projections, and assumptions, that are inherently uncertain. In addition, we must make determinations about the relative weighting of certain positive and negative evidence to arrive at a conclusion regarding the need for a valuation allowance. To the extent actual results of operations, or actual taxable income or loss, differs materially from our assumptions, we would need to modify the valuation allowance with a corresponding adjustment to net income or net loss.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. We maintain floating-rate debt that bears interest based on market rates plus an applicable spread. Because our interest rate is tied to market rates, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate borrowings. A hypothetical 1% increase or decrease in interest rates, assuming rates are above our interest rate floor, would change our interest expense by $3.0 million based on amounts outstanding under the June 2017 First Lien Loan and February 2022 First Lien Loan during the year ended December 31, 2022.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Vivid Seats Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivid Seats Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 7, 2023

We have served as the Company's auditor since 2021.

VIVID SEATS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$251,542	$489,530
Restricted cash	748	280
Accounts receivable – net	36,531	36,124
Inventory – net	12,783	11,773
Prepaid expenses and other current assets	29,912	72,504
Total current assets	331,516	610,211
Property and equipment – net	10,431	1,082
Right-of-use assets – net	7,859	—
Intangible assets – net	81,976	78,511
Goodwill	715,258	718,204
Other non-current assets	4,391	787
Total assets	$1,151,431	$1,408,795
Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$161,312	$191,201
Accrued expenses and other current liabilities	181,970	281,156
Deferred revenue	31,983	25,139
Current maturities of long-term debt	2,750	—
Total current liabilities	378,015	497,496
Long-term debt – net	264,898	460,132
Long-term lease liabilities	14,911	—
Other liabilities	13,445	25,834
Total long-term liabilities	293,254	485,966
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	862,860	1,286,016
Shareholders' deficit
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 82,410,774 issued and outstanding at December 31, 2022; 79,091,871 shares issued and outstanding at December 31, 2021	8	8
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 118,200,000 issued and outstanding at December 31, 2022 and December 31, 2021	12	12
Additional paid-in capital	663,908	182,091
Treasury stock, at cost, 4,342,477 shares at December 31, 2022; no shares at December 31, 2021	(32,494)	—
Accumulated deficit	(1,014,132)	(1,042,794)
Total Shareholders' deficit	(382,698)	(860,683)
Total liabilities, Redeemable noncontrolling interests, and Shareholders' deficit	$1,151,431	$1,408,795

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years Ended December 31,
	2022	2021	2020
Revenues	$600,274	$443,038	$35,077
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	140,508	90,617	24,690
Marketing and selling	248,375	181,358	38,121
General and administrative	127,619	92,170	66,199
Depreciation and amortization	7,732	2,322	48,247
Impairment charges	—	—	573,838
Change in fair value of contingent consideration	(2,065)	—	—
Income (loss) from operations	78,105	76,571	(716,018)
Other (income) expense:
Interest expense – net	12,858	58,179	57,482
Loss on extinguishment of debt	4,285	35,828	685
Other (income) expense	(8,227)	1,389	—
Income (loss) before income taxes	$69,189	$(18,825)	$(774,185)
Income tax expense (benefit)	(1,590)	304	—
Net income (loss)	70,779	(19,129)	(774,185)
Net loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	(12,836)	(774,185)
Net income (loss) attributable to redeemable noncontrolling interests	42,117	(3,010)	—
Net income (loss) attributable to Class A Common Stockholders	$28,662	$(3,283)	$—

Income (loss) per Class A Common Stock(1):
Basic	$0.36	$(0.04)
Diluted	$0.36	$(0.04)
Weighted average Class A Common Stock outstanding(1):
Basic	80,257,247	77,498,775
Diluted	198,744,381	77,498,775

(1) There were no shares of Class A Common Stock outstanding prior to October 18, 2021. Therefore, no income (loss) per share information has been presented for any period prior to that date.

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$70,779	$(19,129)	$(774,185)
Other comprehensive income (loss):
Unrealized gain on derivative instruments	—	822	1,095
Comprehensive income (loss), net of taxes	$70,779	$(18,307)	$(773,090)
Comprehensive loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	(12,836)	(773,090)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	42,117	(3,010)	—
Comprehensive income (loss) attributable to Class A Common Stockholders	$28,662	$(2,461)	$—

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data)

	Redeemable senior preferred units		Redeemable preferred units			Common units		Class A Common Shares		Class B Common Shares			Treasury Stock
	Units	Amount	Units	Amount	Redeemable noncontrolling interests	Units	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive (income) loss	Total shareholders' equity (deficit)
Balances at January 1, 2020	100	$197,154	100	$9,939	$—	100	$—	—	$—	—	$—	$772,683	—	$—	$(252,490)	$(1,917)	$518,276
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(774,185)	—	(774,185)
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	887	887
Loss reclassified from accumulated other comprehensive loss to earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	208	208
Deemed contribution from former parent	—	—	—	—	—	—	—	—	—	—	—	4,287	—	—	—	—	4,287
Accretion of senior preferred units	—	21,134	—	—	—	—	—	—	—	—	—	(21,134)	—	—	—	—	(21,134)
Distributions to former parent	—	—	—	—	—	—	—	—	—	—	—	(120)	—	—	—	—	(120)
Balances at December 31, 2020	100	$218,288	100	$9,939	$—	100	$—	—	$—	—	$—	$755,716	—	$—	$(1,026,675)	$(822)	$(271,781)
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,836)	—	(12,836)
Loss reclassified from accumulated other comprehensive loss to earnings prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	822	822

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data)

Deemed contribution from former parent prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	3,692	—	—	—	—	3,692
Accretion of senior preferred units prior to reverse recapitalization	—	17,738	—	—	—	—	—	—	—	—	—	(17,738)	—	—	—	—	(17,738)
Reverse recapitalization, net	(100)	(236,026)	(100)	(9,939)	84,874	(100)	—	76,948,433	8	118,200,000	12	637,341	—	—	—	—	637,361
Net loss after reverse recapitalization	—	—	—	—	(3,010)	—	—	—	—	—	—	—	—	—	(3,283)	—	(3,283)
Deemed contribution from former parent after reverse recapitalization	—	—	—	—	438	—	—	—	—	—	—	293	—	—	—	—	293
Equity-based compensation after reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	1,624	—	—	—	—	1,624
Change in fair value of warrants	—	—	—	—	—	—	—	—	—	—	—	1,269	—	—	—	—	1,269
Issuance of shares related to acquisition	—	—	—	—	—	—	—	2,143,438	—	—	—	21,306	—	—	—	—	21,306
Dividends paid to Class A Common Shareholders	—	—	—	—	—	—	—	—	—	—	—	(17,698)	—	—	—	—	(17,698)
Subsequent remeasurement of Redeemable noncontrolling interests	—	—	—	—	1,203,714	—	—	—	—	—	—	(1,203,714)	—	—	—	—	(1,203,714)
Balances at December 31, 2021	—	$—	—	$—	$1,286,016	—	$—	79,091,871	$8	118,200,000	$12	$182,091	—	$—	$(1,042,794)	$—	$(860,683)

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data)

Net income	—	—	—	—	42,117	—	—	—	—	—	—	$—	—	—	28,662	—	28,662
Issuance of shares	—	—	—	—	—	—	—	591,118	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	—	—	—	—	2,687	—	—	—	—	—	—	1,824	—	—	—	—	1,824
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	14,621	—	—	—	—	14,621
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4,342,477)	(32,494)	—	—	(32,494)
Distributions to non-controlling interest	—	—	—	—	(5,245)	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of contingent consideration	—	—	—	—	—	—	—	—	—	—	—	2,657	—	—	—	—	2,657
Subsequent remeasurement of Redeemable noncontrolling interests	—	—	—	—	(462,715)	—	—	—	—	—	—	462,715	—	—	—	—	462,715
Increase in common shares outstanding following warrant exchange	—	—	—	—	—	—	—	2,727,785	—	—	—	—	—	—	—	—	—
Balances at December 31, 2022	—	$—	—	$—	$862,860	—	$—	82,410,774	$8	118,200,000	$12	$663,908	(4,342,477)	$(32,494)	$(1,014,132)	$—	$(382,698)
The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$70,779	$(19,129)	$(774,185)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,732	2,322	48,247
Amortization of deferred financing costs and interest rate cap	1,052	4,472	3,863
Loss on asset disposals	369	—	169
Equity-based compensation expense	19,053	6,047	4,287
Loss on extinguishment of debt	4,285	35,828	685
Interest expense paid-in-kind	—	25,214	15,678
Change in fair value of warrants	(8,227)	1,389	—
Impairment charges	—	—	573,838
Amortization of right-of-use assets	2,170	—	—
Change in fair value of contingent consideration	(2,065)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(329)	(874)	(10,250)
Inventory	(1,010)	(4,311)	4,094
Prepaid expenses and other current assets	42,894	7,623	(67,584)
Accounts payable	(30,779)	128,160	(28,674)
Accrued expenses and other current liabilities	(94,415)	14,196	195,404
Deferred paid-in-kind interest paid on May 2020 First Lien Loan	—	(44,141)	—
Deferred revenue	6,844	19,183	24
Other assets and liabilities	(3,978)	(189)	512
Net cash provided by (used in) operating activities	14,375	175,790	(33,892)
Cash flows from investing activities
Cash acquired (paid) in acquisition	(8)	301	—
Purchases of property and equipment	(3,558)	(1,132)	(341)
Purchases of personal seat licenses	(165)	(76)	—
Investments in developed technology	(11,684)	(8,438)	(7,264)
Net cash used in investing activities	(15,415)	(9,345)	(7,605)
Cash flows from financing activities
Proceeds from February 2022 First Lien Loan	275,000	—	—
Payments of February 2022 First Lien Loan	(2,062)	—	—
Distributions to non-controlling interests	(5,245)	—	—
Repurchase of Common Stock as Treasury Stock	(32,494)	—	—
Cash paid for milestone payments	(1,111)	—	—
Proceeds from PIPE Financing	—	475,172	—
Proceeds from the Merger Transaction	—	277,738	—
Redemption of Redeemable Senior Preferred Units	—	(236,026)	—
Payments of May 2020 First Lien Loan	—	(260,000)	—
Payments of June 2017 First Lien Loan	(465,712)	(153,009)	(5,856)
Prepayment penalty on extinguishment of debt	—	(27,974)	—
Payment of reverse recapitalization costs	—	(20,175)	—
Dividends paid to Class A Common Stock Shareholders	—	(17,698)	—
Proceeds from May 2020 First Lien Loan	—	—	260,000
Proceeds from Revolving Facility	—	—	50,000
Payments of Revolving Facility	—	—	(50,000)

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Payments of deferred financing costs and other debt-related costs	(4,856)	—	(8,479)
Distributions	—	—	(120)
Net cash (used in) provided by financing activities	(236,480)	38,028	245,545
Net increase (decrease) in cash, cash equivalents, and restricted cash	(237,520)	204,473	204,048
Cash, cash equivalents, and restricted cash – beginning of period	489,810	285,337	81,289
Cash, cash equivalents, and restricted cash – end of period	$252,290	$489,810	$285,337
Supplemental disclosure of cash flow information:
Paid-in-kind interest added to May 2020 First Lien Loan principal	$—	$28,463	$15,678
Cash paid for interest	$14,794	$72,736	$34,592
Acquisition non-cash consideration	$—	$21,306	$—
Property and equipment acquired through tenant improvement allowance	$6,472	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$3,406	$—	$—
Equity-based compensation expense related to capitalized development costs	$79	$—	$—

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

1. Background, Description of Business and Basis of Presentation

Vivid Seats Inc. ("VSI") and its subsidiaries including Hoya Intermediate, LLC ("Hoya Intermediate"), Hoya Midco, LLC ("Hoya Midco"), and Vivid Seats LLC (collectively the “Company,” “us,” “we,” and “our”) provide an online secondary ticket marketplace that enables ticket buyers to discover and easily purchase tickets to concert, sporting and theater events in the United States and Canada. Through our Marketplace segment, we operate an online platform enabling ticket buyers to purchase tickets to live events, while enabling ticket sellers to seamlessly manage their operations. In our Resale segment, we acquire tickets to resell on secondary ticket marketplaces, including our own.

Our consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

VSI was incorporated in Delaware on March 29, 2021 as a wholly owned subsidiary of Hoya Intermediate. VSI was formed for the purpose of completing the transactions contemplated by the definitive transaction agreement, dated April 21, 2021 (the “Transaction Agreement”), by and among Horizon Acquisition Corporation (“Horizon”), a publicly traded special purpose acquisition company, Hoya Intermediate, Hoya Topco, VSI, and the other parties thereto. On October 18, 2021, the transactions contemplated by the Transaction Agreement were completed.

The Merger Transaction and PIPE Financing—On October 18, 2021, we consummated a series of transactions (collectively, the "Merger Transaction") between Horizon, VSI, and Hoya Intermediate. The Merger Transaction was accounted for as a reverse recapitalization, with Hoya Intermediate treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of the financial statements of Hoya Intermediate with net assets of Hoya Intermediate stated at historical cost.

In connection with the Merger Transaction, VSI:

•
Issued 29,431,260 shares of Class A common stock to former shareholders of Horizon, whereby $293.2 million in cash and cash equivalents (after the payment of $18.7 million in transaction costs incurred by Horizon) of Horizon became available to VSI. We subsequently paid an additional $15.5 million in transaction costs incurred by Horizon using the cash and cash equivalents that became available to VSI;
•
Issued 118,200,000 shares of Class B common stock and 6,000,000 warrants at an exercise price of $0.001 per share to purchase Class B common stock ("Class B Warrants"), which are only exercisable upon the exercise of a corresponding Hoya Intermediate Warrant (defined below), to Hoya Topco in exchange for the outstanding shares of Hoya Intermediate;
•
Received $475.2 million in aggregate consideration from certain investors, including Horizon Sponsor in exchange for 47,517,173 shares of Class A common stock, pursuant to a private investment in public equity (“PIPE Financing”).
•
Used proceeds from Horizon and the PIPE Financing to pay (i) $482.4 million towards our outstanding debt, (ii) $236.0 million to facilitate the redemption of preferred units held in Hoya Intermediate, and (iii) $54.3 million for transaction fees incurred in connection with the Merger Transaction;
•
Issued to Horizon Sponsor (i) warrants to purchase 17,000,000 shares of Class A common stock at an exercise price of $10.00 per share , (ii) warrants to purchase 17,000,000 shares of Class A common stock at an exercise of $15.00 per share (collectively, the "Exercise Warrants"), and (iii) 50,000 shares of Class A common stock; and
•
Issued private warrants to purchase 6,519,791 shares of Class A common stock at an exercise price of $11.50 per share ("Private Warrants"), and public warrants to purchase 18,132,776 shares of Class A

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

common stock at an exercise price of $11.50 per share ("Public Warrants"), to former holders of Horizon warrants.

In connection with the Merger Transaction, Hoya Intermediate issued to Hoya Topco (i) warrants to purchase 3,000,000 shares of common units of Hoya Intermediate (“Intermediate Units”) at an exercise price of $10.00 per share, and (ii) warrants to purchase 3,000,000 shares of Intermediate Units at an exercise of $15.00 per share (collectively, the "Hoya Intermediate Warrants"). A portion of the Hoya Intermediate Warrants consisting of warrants to purchase 1,000,000 Intermediate Units at exercise prices of $10.00 and $15.00 per unit (“Option Contingent Warrants”), respectively, were issued in tandem with stock options issued by VSI to members of our management team (“Management Options”). The Option Contingent Warrants only become available to exercise by Hoya Topco in the event that a Management Option is forfeited or goes unexercised. For additional details regarding the issuance of warrants in connection with the Merger Transaction refer to Note 14, Financial Instruments.

Following the Merger Transaction, the legacy unit holders of Hoya Intermediate own a controlling interest in VSI through their ownership of Class B common stock in VSI.

Immaterial Correction of an Error in Prior Period—We identified an immaterial error related to the classification of the payment of previously deferred interest in our Consolidated Statement of Cash Flows for the year ended December 31, 2021. The payment of $44.1 million of deferred interest was previously classified as a financing cash outflow included within the Payments of May 2020 First Lien Loan in the Consolidated Statement of Cash flows. We subsequently determined that the $44.1 million should have been classified as an operating cash outflow in the Consolidated Statement of Cash Flows. We therefore conducted an evaluation of the quantitative and qualitative factors outlined in Staff Accounting Bulletin No. 99 and concluded that the impact of the cash flow classification error was not material to the previously issued financial statements. We corrected the deferred interest payment of $44.1 million from an outflow in cash flows from financing activities to an outflow in cash flows from operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2021. The effect of the error did not impact the Consolidated Statement of Operations, the Consolidated Statement of Comprehensive Income (Loss), or the Consolidated Statement of Equity (Deficit) for the year ended December 31, 2021. The effect of the error did not impact the Consolidated Balance Sheet as of December 31, 2021.

The impact of this correction in the Consolidated Statement of Cash Flows for the year ended December 31, 2021 is as follows:

	As Reported	As Restated
Cash flows from operating activities
Deferred paid-in-kind interest paid on May 2020 Loan	$—	$(44,141)
Net cash provided by operating activities	219,931	175,790
Cash flows from financing activities
Payments of May 2020 First Lien Loan	(304,141)	(260,000)
Net cash (used in) provided by financing activities	(6,113)	38,028
Supplemental disclosure of cash flow information:
Cash paid for interest	28,595	72,736

COVID-19 Update—Beginning in the second quarter of 2021, and continuing throughout 2022, we have seen a recovery in ticket orders as mitigation measures ease. While we have experienced recovery from the COVID-19 pandemic, uncertainty remains around the potential for new variants to emerge or case counts to rise. We expect some of our key accounting estimates to continue to evolve depending on the degree of future impacts associated with the COVID-19 pandemic. If economic conditions caused by the pandemic worsen, our financial condition, cash flows, and results of operations may be materially impacted.

2. Summary of Significant Accounting Policies

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Use of Estimates—We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities at the date of the ﬁnancial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include the accrual for future customer compensation and the related recovery of future customer compensation asset; breakage rates related to customer credits; usage assumptions for our loyalty program; inventory valuation; valuation of equity-based compensation; valuation of warrants; valuation of acquired intangible assets and goodwill and valuation of earnouts issued in connection with our acquisition of Betcha Sports, Inc. (“Betcha”, as renamed "Vivid Picks"); useful life of definite-lived intangible assets and other long-lived assets; impairments of goodwill, indefinite-lived intangible assets, definite-lived intangible assets and long-lived assets, and valuation allowances.

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

Cash and cash equivalents held in interest-bearing accounts may exceed the Federal Deposit Insurance Corporation insurance limits. To reduce credit risk, we monitor the credit standing of the financial institutions that hold our cash and cash equivalents. However, balances could be impacted in the future if underlying financial institutions fail. As of December 31, 2022 and 2021, we have not experienced any loss or lack of access to its cash and cash equivalents.

Restricted Cash—Restricted cash consists of funds reserved for Vivid Picks account balances, which are required to remain separate from our operational funds and are reserved for users.

Accounts Receivable and Credit Policies—$18.9 million and $9.5 million of the Accounts receivable balance at December 31, 2022 and 2021, respectively, consisted of uncollateralized payment processor obligations due under normal trade terms typically requiring payment within three business days. Credit risk with respect to accounts receivable from payment processing entities is limited due to the consolidation of those receivables with large financial institutions and the frequency with which the receivables turn over.

$1.0 million and $7.2 million of the Accounts receivable balance at December 31, 2022 and 2021, respectively, consisted of amounts due from marketplace ticket sellers for cancelled event tickets. We recorded an allowance for doubtful accounts of $0.1 million and $1.4 million at December 31, 2022 and 2021, respectively, to reflect potential challenges in collecting funds from marketplace ticket sellers. The allowance for doubtful accounts decreased during 2022 as ticket sellers on the marketplace platform repaid their outstanding balances or uncollectable amounts were written off. Accounts receivable balances are stated net of allowance for doubtful accounts and bad debt expense is presented as a reduction of Revenues in the Consolidated Statements of Operations.

$11.7 million and $14.5 million of the Accounts receivable balance at December 31, 2022 and 2021, respectively, consisted of amounts due from distribution partners for cancellation charges, primarily related to cancelled events. We recorded an allowance for doubtful accounts of $3.6 million and $1.6 million at December 31, 2022 and 2021, respectively, to reflect potential challenges in collecting funds from distribution partners, particularly for amounts due upon usage of store credit previously issued to buyers. Accounts receivable balances are stated net of allowance for doubtful accounts and bad debt expense is presented as a reduction of Revenues in the Consolidated Statements of Operations.

Write-offs were $4.9 million, $1.0 million, and less than $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Inventory—Inventory consists of tickets to live events purchased by our Resale segment. All inventory is valued at the lower of cost or net realizable value, determined by the specific identification method. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand. During the years ended December 31, 2022, 2021, and 2020, we incurred inventory write-downs of $5.0 million, $2.1 million, and $1.6 million, respectively, which are presented in Cost of revenues in the Consolidated Statements of Operations.

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

During the second quarter of 2020, we determined a triggering event occurred that required us to evaluate our long-lived assets for impairment. We recorded an impairment charge as a result of those assessments. Refer to Note 6, Impairments, for additional information.

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

We review our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If circumstances require a definite-lived intangible asset or its asset group to be held and used be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset or asset group to its carrying amount. If the carrying amount of the definite-lived intangible asset or asset group is not recoverable on an

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The fair value of our definite-lived intangible assets or asset group is determined using both the market approach and income approach, utilizing Level 3 inputs.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated period of benefit, over the following estimated useful lives:

Asset Class	Useful Life
Non-competition agreements	3 years
Supplier relationships	4 years
Developed technology	3-5 years
Customer relationships	2-5 years

During the second quarter of 2020, we determined a triggering event occurred that required us to evaluate our long-lived assets for impairment. We recorded an impairment charge as a result of those assessments. Refer to Note 6, Impairments, for additional information.

Capitalized Development Costs—We incur costs related to internal-use software and website development. Costs incurred in both the preliminary project stage and post-implementation stage of development are expensed as incurred. Qualifying development costs, including those incurred for upgrades and enhancements that result in additional functionality to existing software, are capitalized. Capitalized development costs are classified as Intangible assets – net on the Consolidated Balance Sheets and amortized using the straight-line method over the 3 year useful life of the applicable software. The amortization is presented in Depreciation and amortization expense in the Consolidated Statements of Operations.

Accrued Customer Credits—We may issue credits to customers for cancelled events that can be applied to future purchases on our marketplace. The amount recognized in Accrued expenses and other current liabilities in the Consolidated Balance Sheets represents the balance of credits issued to these customers. Breakage income from customer credits that are not expected to be used, and are not subject to escheatment, is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. We estimate breakage based on historical usage trends for credits issued by us and available data on comparable programs. This estimate could be impacted by changes in credit usage rates, or in the determination of which credits are subject to escheatment, the effects of which could be material to the consolidated financial statements. When customer credits are used to make a purchase, revenue is recognized for the new transaction.

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

Income Taxes—Hoya Intermediate is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hoya Intermediate's taxable income and losses were passed through to and included in the taxable income of its members, including VSI, for periods following the Merger Transaction. Accordingly, amounts related to income taxes were zero for us prior to the Merger Transaction, and therefore, are not representative of future amounts expected to be incurred by us.

Following the Merger Transaction, our parent legal entity is VSI. We are subject to income taxes at the U.S. federal, state, and local levels for income tax purposes, including with respect to our allocable share of any taxable income of Hoya Intermediate. Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences on differences

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is “more-likely-than not” that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of our future taxable income.

We recognize interest and penalties related to underpayment of income taxes in Income tax expense on the Consolidated Statements of Operations. To date, the interest or penalties incurred related to income taxes have not been material.

Tax Receivable Agreement—In connection with the Merger Transaction, we entered into a Tax Receivable Agreement with the existing Hoya Intermediate shareholders that will provide for payment to Hoya Intermediate shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, is deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to Hoya Intermediate making payments under the Tax Receivable Agreement.

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

Our assets and liabilities measured at fair value on a recurring basis are presented in Note 12, Debt, and Note 14, Financial Instruments. Our non-financial assets, such as goodwill, intangible assets, and long-lived assets are measured at fair value on a nonrecurring basis, utilizing Level 3 inputs, are presented in Note 9, Goodwill and Intangible Assets. Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments. We did not have any transfers of financial instruments between valuation levels during the years ended December 31, 2022 and 2021.

Warrants—In connection with the Merger Transaction, we issued several types of warrants. We separately evaluate the terms for each of these outstanding warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity to determine the appropriate classification and accounting treatment. Our Public Warrants, Private Warrants, and Exercise Warrants meet the criteria to be classified as equity instruments. Hoya Intermediate Warrants are exercisable for Intermediate Units, which allow for a potential cash redemption at the discretion of the unit holder, and hence, these warrants are classified as a liability in Other liabilities on our Consolidated Balance Sheets. The warrant liability is subject to a fair value remeasurement each period with an offsetting adjustment reflected in Other expenses on our Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Redeemable Noncontrolling Interests—VSI holds a 40.5% interest in Hoya Intermediate, with the remainder held by Hoya Topco. Hoya Topco’s interest in Hoya Intermediate represents a redeemable noncontrolling interest. At its discretion, Hoya Topco has the right to exchange its common units in Hoya Intermediate for either shares of Class A common stock of VSI on a one-to-one basis or cash proceeds of equal value at the time of redemption. Any redemption of Intermediate Units in cash must be funded through a private or public offering of Class A Common Stock and is subject to the approval of the VSI Board of Directors ("Board"). As of December 31, 2022, equity holders of Hoya Topco hold the majority of the voting rights on the Board.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within our control, we classify our redeemable noncontrolling interests as temporary equity. The redeemable noncontrolling interests were initially measured at Hoya Topco’s share in the net assets of Hoya Intermediate upon consummation of the Merger Transaction. Subsequent remeasurements of our redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces retained earnings, if any, or additional paid-in capital of VSI Remeasurements of our redeemable noncontrolling interests are based on the fair value of our Class A common stock.

Offering costs—We incurred incremental costs associated with the Merger Transaction and PIPE Financing related for legal, accounting, and other third-party fees. In accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Expenses of Offering, we deferred certain incremental costs directly associated with the Merger Transaction and PIPE Financing. These deferred costs were capitalized by us and subsequently charged against the gross proceeds of the Merger Transaction and PIPE Financing as a reduction to additional paid-in capital on the Consolidated Balance Sheets. Our total transaction costs during the year ended December 31, 2021 were $32.7 million, of which $20.2 million was charged against the gross proceeds of the Merger Transaction and PIPE Financing.

Equity-Based Compensation—We account for Restricted Stock Units ("RSUs"), stock options, and profits interest at fair value as of the grant date. We award RSUs to our employees, directors and consultants. We award stock options to certain employees. We account for forfeitures of outstanding, but unvested grants, in the period they occur. The awards are subject to the recipient’s continued service through the applicable vesting date. The grant-date fair value of stock options is estimated using an option pricing model. The model requires us to make assumptions and judgments about the variables used in the calculation, the volatility of our common stock, risk-free interest rate, and expected dividends. Expense related to grants of equity-based awards is recognized as equity-based compensation in the Consolidated Statements of Operations.

Prior to the Merger Transaction, certain members of management received profit interests in Hoya Topco and Phantom units in a cash bonus pool funded by Hoya Topco. Under Accounting Standards Codification ("ASC") 718, Compensation–Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity, the grants of profits interest meet the criteria to be recognized as equity-classified awards, whereas the grants of Phantom units meet the criteria to be recognized as liability-classified awards.

For the profit interests and Phantom units, we used a market-based approach to determine the total equity value of Hoya Topco and allocate the resulting value between share classes using the Black-Scholes option pricing model to determine the grant date fair value of employee grants. The exercise prices used are based on various scenarios considering the waterfall payout structure of the units that exists at the Hoya Topco level.

For Phantom Units with service and performance conditions, we recognize a liability for the fair value of the outstanding units only when we conclude it is probable that the performance condition will be achieved. As of December 31, 2022 and 2021, it is not probable the performance condition will be achieved.

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

Marketplace

We act as an intermediary between ticket buyers and sellers in our online secondary ticketing marketplace. Revenue primarily consists of service fees from ticketing operations and is reduced by incentives provided to ticket buyers.

We have one primary performance obligation, facilitating the Marketplace transaction between the ticket buyers and sellers, which is satisfied at the time the order is confirmed. In this transaction, we act as an agent as we do not control the ticket prior to transferring it to the ticket buyer.

Revenue is recognized net of the amount due to the ticket seller when the seller confirms an order with the ticket buyer, at which point the seller is obligated to deliver the tickets to the buyer in accordance with the original marketplace listing. Payment from the ticket buyer is due at the time of sale.

Our sales terms provide that we will compensate the ticket buyer for the total amount of the purchase if an event is cancelled, the ticket is invalid, or if the ticket is delivered after the promised time. We have determined this is considered a stand-ready obligation to provide a return that is not a separate performance obligation, but is an element of variable consideration, which results in a reduction to revenue. The revenue reversal is reflected within Accrued expenses and other current liabilities in the Consolidated Balance Sheets when the buyer has yet to be compensated. We estimate the customer compensation liability, and corresponding charge against revenue, using the expected value method, which best predicts customer compensation for future cancellations. To the extent we estimate that a portion of the refund is recoverable from ticket sellers or distribution partners, we record the recovery as revenue to align with the net presentation of the original transaction. In extreme circumstances, such as the COVID-related shutdowns during 2020, the timing of event cancellations versus new sales transactions can result in customer compensation costs exceeding current period sales resulting in negative marketplace revenue for that period.

In certain instances, ticket buyers are compensated with credit to be used on future purchases. When a credit is redeemed, revenue is recognized for the newly placed order. Breakage income from customer credits that are not expected to be used, and not subject to escheatment, is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used.

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

We earn revenue from our daily fantasy sports offering, which is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives in a period.

Resale

We sell tickets we own on secondary ticket marketplaces. The Resale business has one performance obligation, which is to transfer control of a live event ticket to a ticket buyer once an order has been confirmed.

We act as a principal in these transactions as we own the ticket and therefore we control the ticket prior to transferring the ticket to the customer. Revenue is recorded on a gross basis based on the value of the ticket and is recognized when an order is confirmed in the secondary ticket marketplace. Payment from the marketplace is typically due upon delivery of the ticket or after the event has passed.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

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

Deferred Revenue

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. The majority of the unsatisfied performance obligations are related to our loyalty program, Vivid Seats Rewards. Vivid Seats Rewards allows ticket buyers to earn stamps for each ticket purchased, which convert to credits upon reaching certain thresholds. Buyers can redeem those credits on future transactions. The credits earned in the program represent a material right to the ticket buyer and constitute an additional performance obligation for us. As such, we defer revenue based on expected future usage and recognize the deferred revenue as credits are redeemed.

Revenue from sales of contingent events, such as postseason sporting events, is initially recorded as Deferred revenue in the Consolidated Balance Sheets and is recognized when the contingency is resolved.

Sales Tax—Sales taxes are imposed by state, county, and city governmental authorities. We collect sales tax from the ticket buyer where required and remit to the appropriate governmental agency. Collected sales taxes are recorded as a liability until remitted. There is no impact on the Consolidated Statements of Operations as revenue is recorded net of sales taxes.

Advertising Costs—We utilize various forms of advertising, including paid search, brand partnership, e-mail marketing, and other forms of media. Advertising costs are expensed as incurred and were $247.3 million, $180.7 million, and $37.5 million for the years ended December 31, 2022, 2021, and 2020 respectively. Advertising costs are presented as part of Marketing and selling expense in the Consolidated Statements of Operations.

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

Issued accounting standards adopted

Leases—In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease) in the balance sheet. Lease liabilities are equal to the present value of lease payments, while right-of-use assets are based on the associated lease liabilities, subject to certain adjustments, such as for initial direct costs. We elected the extended

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

transition period available to emerging growth companies and adopted Accounting Standards Codification ("ASC") 842 effective January 1, 2022 on a modified retrospective basis by applying the new standard to all leases existing at the date of initial application. We elected to present the financial statements for all periods prior to January 1, 2022 under the previous lease standard ("ASC 840"), as well as elected other options, which allow us to use our previous evaluations regarding if an arrangement contains a lease, if a lease is an operating or financing lease, and what costs are capitalized as initial direct costs prior to adoption. We also elected to combine lease and non-lease components.

Upon the adoption of the new lease standard, on January 1, 2022, we recognized right-of-use assets of $6.6 million and lease liabilities of $8.1 million (including a current liability of $3.0 million) in the Consolidated Balance Sheets and reclassified certain balances related to existing leases. The right-of-use assets balance as of January 1, 2022 is adjusted for $1.5 million of lease termination liabilities and deferred rent liabilities recognized under the previous lease standard. There was no impact to Accumulated deficit on the Consolidated Balance Sheets at adoption. Refer to Note 8, Leases, for more information on leases.

Financial Instruments-Credit Losses—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

Reference Rate Reform—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as modified in January 2021. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

3. Business Acquisition

On December 13, 2021, we acquired 100% of the equity of Betcha. In August 2022, we rebranded Betcha as Vivid Picks. Vivid Picks is a real money daily fantasy sports app with social and gamification features that enhance fans' connection with their favorite live sports. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. Acquisition costs directly related to the transaction for the year ended December 31, 2022 were not material and are included in General and administrative expenses in the Consolidated Statements of Operations.

The acquisition date fair value of the consideration consisted of $0.8 million in cash and 2.1 million shares of our Class A common stock. The total consideration includes cash earnouts of $3.4 million as of the acquisition date representing the estimated fair value that we may be obligated to pay if Vivid Picks meets certain earnings objectives. In addition, the consideration includes future milestone payments of $9.5 million as of the acquisition date representing the estimated fair value that we may be obligated to pay upon the achievement of certain integration objectives. For the year ended December 31, 2022, the estimated fair value of cash earnouts decreased by $2.1 million, which is presented in Change in fair value of contingent consideration on the Consolidated Statements of

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Operations. As of December 31, 2022, $2.6 million was recorded in Additional paid-in capital in the Consolidated Balance Sheets related to our first milestone payment. For the year ended December 31, 2022, we made no payments related to cash earnouts and paid milestone payments which consisted of 0.3 million in shares of our Class A common stock and $1.1 million in cash. Subsequent to the year ended December 31, 2022, we paid a milestone payment of $2.5 million in cash. As of December 31, 2022, we had $5.9 million recorded in accrued expenses and other current liabilities related to future milestone payments and $1.1 million in other liabilities related to earnouts.

As part of the acquisition, we agreed to pay cash bonuses to certain Vivid Picks employees over three years following the anniversary of the employee start date. The payouts are subject to continued service, and therefore treated as compensation and expensed.

Proforma financial information has not been presented as the Vivid Picks acquisition was not considered material to our Consolidated Financial Statements.

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

During the year ended December 31, 2022, we recognized adjustments related to the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The adjustments primarily consisted of $0.9 million in definite-lived intangible assets and $2.9 million in goodwill. Refer to Note 9, Goodwill and Intangible Assets, for the acquisition adjustment. We have finalized purchase accounting for this acquisition in the fourth quarter of 2022.

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

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition (in thousands):

	Cost	Estimated Useful Life
Customer relationships	1,530	2 years
Developed technology	2,900	5 years
Total acquired intangible assets	$4,430

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

4. Revenue Recognition

During the years ended December 31, 2022, 2021, and 2020 Marketplace revenues consisted of the following (in thousands):

	2022	2021	2020
Marketplace revenues:
Owned Properties	$400,413	$308,226	$24,188
Private Label	110,681	81,442	(907)
Total Marketplace revenues	$511,094	$389,668	$23,281

During the years ended December 31, 2022, 2021, and 2020 Marketplace revenues consisted of the following event categories (in thousands):

	2022	2021	2020
Marketplace revenues:
Concerts	$251,423	$171,149	$15,775
Sports	196,467	175,471	3,484
Theater	61,483	41,745	3,759
Other	1,721	1,303	263
Total Marketplace revenues	$511,094	$389,668	$23,281

Within the Resale segment, we sell tickets we hold in inventory on resale ticket marketplaces. Resale revenues were $89.2 million, $53.4 million, and $11.8 million during the years ended December 31, 2022, 2021, and 2020, respectively.

At December 31, 2022, Deferred revenue in the Consolidated Balance Sheets was $32.0 million, which primarily relates to Vivid Seats Rewards, our loyalty program. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue in the next seven years.

At December 31, 2021, $25.1 million was recorded as Deferred revenue, of which $16.2 million was recognized as revenue during year ended December 31, 2022. At December 31, 2020, $6.0 million was recorded as deferred revenue, of which $3.3 million was recognized as revenue during the year ended December 31, 2021.

5. Segment Reporting

Our reportable segments are Marketplace and Resale. Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers within our online secondary ticket marketplace. Through the Resale segment, we acquire tickets from primary sellers, which we then sell through secondary ticket marketplaces. Revenues and contribution margin are used by our CODM to assess performance of the business. We define contribution margin as revenues less cost of revenues and marketing and selling expenses.

We do not report our assets, capital expenditures, general and administrative expenses or related depreciation and amortization expenses by segment, because our CODM does not use this information to evaluate the performance of our operating segments.

The following table represents our segment information for the year ended December 31, 2022 (in thousands):

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

	Marketplace	Resale	Consolidated
Revenues	$511,094	$89,180	$600,274
Cost of revenues (exclusive of depreciation and amortization shown separately below)	73,126	67,382	140,508
Marketing and selling	248,375	—	248,375
Contribution margin	$189,593	$21,798	211,391
General and administrative			127,619
Depreciation and amortization			7,732
Change in fair value of contingent consideration			(2,065)
Income from operations			78,105
Interest expense – net			12,858
Loss on extinguishment of debt			4,285
Other income			(8,227)
Income before income taxes			$69,189

The following table represents our segment information for the year ended December 31, 2021 (in thousands):

	Marketplace	Resale	Consolidated
Revenues	$389,668	$53,370	$443,038
Cost of revenues (exclusive of depreciation and amortization shown separately below)	51,702	38,915	90,617
Marketing and selling	181,358	—	181,358
Contribution margin	$156,608	$14,455	171,063
General and administrative			92,170
Depreciation and amortization			2,322
Income from operations			76,571
Interest expense – net			58,179
Loss on extinguishment of debt			35,828
Other expenses			1,389
Loss before income taxes			$(18,825)

The following table represents our segment information for the year ended December 31, 2020 (in thousands):

	Marketplace	Resale	Consolidated
Revenues	$23,281	$11,796	$35,077
Cost of revenues (exclusive of depreciation and amortization shown separately below)	13,741	10,949	24,690
Marketing and selling	38,121	—	38,121
Contribution margin	$(28,581)	$847	(27,734)
General and administrative			66,199
Depreciation and amortization			48,247
Impairment charges			573,838
Loss from operations			(716,018)
Interest expense - net			57,482
Loss on extinguishment of debt			685
Net loss			$(774,185)

Substantially all of our sales occur and assets reside in the United States.

6. Impairments

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

During the second quarter of 2020, we identified the COVID-19 pandemic as a triggering event for our long-lived assets, goodwill, indefinite-lived trademark, and definite-lived intangible assets. Due to global social distancing efforts put in place to mitigate the spread of the virus, and compliance with restrictions enacted by various governmental entities, most live events during 2020 were either postponed or cancelled. Consequently, we experienced a significant reduction of revenue during the year ended December 31, 2020.

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

No impairment triggering events to our long-lived assets were identified during the years ended December 31, 2022 and 2021.

Indefinite-lived trademark and goodwill impairments

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

During the second quarter of 2020, we determined that the estimated carrying value of our indefinite-lived trademark was in excess of its fair value. The fair value of the indefinite-lived trademark asset, classified as a Level 3 measurement, was measured using the relief-from-royalty method. This methodology involves estimating reasonable royalty rates for the trademarks, applying the royalty rate to a net sales stream, and utilizing the discounted cash flow method. We utilized a 2.0% royalty rate, consistent with the rate used in the initial valuation of the trademark. We recorded an impairment charge of $78.7 million related to the indefinite-lived trademark. The impairment charge is presented in Impairment charges in the Consolidated Statements of Operations.

As part of the goodwill impairment assessment performed during the second quarter of 2020, we determined that the carrying value of its Marketplace reporting unit exceeded its estimated fair value, resulting in a goodwill impairment charge of $377.1 million, which is presented in Impairment charges in the Consolidated Statements of Operations. The fair value estimate of our reporting units was based on a blended analysis of the present value of future discounted cash flows and market value approach, using Level 3 inputs. The significant estimates used in the discounted cash flow models are projected operating cash flows; forecasted capital expenditures and working capital needs; weighted average cost of capital; and rates of long-term growth. These estimates considered the recent deterioration in financial performance of the reporting units, as well as the anticipated rate of recovery, and implied risk premiums based on the market prices of our equity and debt as of the assessment date. The significant estimates used in the market multiple valuation approach include identifying business factors; such as size, growth, profitability, risk and return on investment; and assessing comparable revenue and earnings multiples. Following the impairment charge, the carrying value of the Marketplace reporting unit’s goodwill was $683.3 million. In accordance with its annual re-assessment, we assessed its goodwill and indefinite-lived trademark for impairment as of October 31, 2020, determining no further impairment had occurred. No triggering events were identified during the years ended December 31, 2022 and 2021.

Our goodwill and indefinite-lived trademark constitute nonfinancial assets measured at fair value on a nonrecurring basis. These nonfinancial assets are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820, Fair Value Measurement (“ASC 820”).

7. Property and Equipment

The following table summarizes our major classes of property and equipment, net of accumulated depreciation (in thousands):

	2022	2021
Computer equipment	$1,935	$568
Furniture	1,625	—
Leasehold Improvements	7,467	—
Construction in progress	—	564
Total property and equipment	11,027	1,132
Less: accumulated depreciation	596	50
Total property and equipment – net	$10,431	$1,082

Depreciation expense related to property and equipment was $0.6 million, $0.1 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is presented in Depreciation and amortization expense in the Consolidated Statements of Operations. There were no impairment charges for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, long-lived asset impairment charges related to property and equipment of $3.7 million were recognized, resulting in a full impairment of all property and equipment. The impairment charges are presented in Impairment charges in the Consolidated Statements of Operations. During the year ended December 31, 2022, we incurred a loss of $0.1 million on asset disposals related to property and equipment, which are included in General and administrative expenses in the Consolidated Statements of Operations.

8. Leases

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

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

We determine if an arrangement is a lease at inception of a contract. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. As of December 31, 2022, the weighted average discount rate applied to the lease liabilities is approximately 7%. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and rent expense for these short-term leases is recognized in General and administrative expenses in the Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease costs were not material to our Consolidated Statements of Operations for the year ended December 31, 2022.

We entered into all of our lease contracts as a lessee. We are not acting as a lessor under any of our leasing arrangements. The vast majority of our lease contracts are real estate leases for office space. All of our leases are classified as operating. At December 31, 2022, we had $7.9 million of ROU assets in Right-of-use assets — net, and the corresponding operating lease liabilities of $0.6 million recorded in Accrued expenses and other current liabilities and $14.9 million recorded in Long-term lease liabilities in the Consolidated Balance Sheets.

Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to five years. The exercise of renewal options is at our discretion and are included if they are reasonably certain to be exercised. As of December 31, 2022, the weighted average remaining minimum lease term is approximately 9.7 years. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded under General and administrative expenses in the Consolidated Statements of Operations. We elected not to separate lease and non-lease components. Our leases do not contain any material residual value guarantees or restrictive covenants.

In December 2021, we entered into a lease agreement for our new corporate headquarters in Chicago, Illinois. The lease commenced in the first quarter of 2022 when we obtained control of the premises, and runs through December 31, 2033 with a 5-year renewal option. The aggregate lease payments for the initial term are approximately $16.2 million with no rent due until March 2024.

The lease agreement provides for a tenant improvement allowance from the landlord in an amount equal to $6.5 million towards the design and construction on the leased premises. As of December 31, 2022, we incurred leasehold improvement costs of $6.5 million related to the tenant improvement allowance. This amount is recorded in Property and equipment - net in the Consolidated Balance Sheets. On the commencement date, we recognized the ROU asset and corresponding lease liability of $3.4 million in Right-of-use assets — net and Long-term lease liabilities, respectively, in the Consolidated Balance Sheets.

Operating and variable lease expenses for the years ended December 31, 2022, 2021 and 2020 were $3.6 million, $3.7 million and $2.8 million, respectively.

Cash payments for operating lease liabilities during the year ended December 31, 2022, which are included within the operating activities section in the Consolidated Statements of Cash Flows, were $3.1 million.

Future lease payments at December 31, 2022 are as follows (in thousands):

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Operating Leases
2023	906
2024	2,030
2025	2,450
2026	2,471
2027	2,436
2028	2,486
Thereafter	9,817
Total remaining lease payments	22,596
Less: Imputed interest	7,104
Present value of lease liabilities	$15,492

Future lease payments at December 31, 2021 under ASC 840 were as follows (in thousands):

Operating Leases
2022	3,437
2023	905
2024	2,038
2025	2,458
2026	2,477
Thereafter	14,736
Total remaining lease payments	$26,051

9. Goodwill and Intangible Assets

Definite-lived intangible assets includes developed technology and customer relationships, which had a net carrying amount of $17.3 million and $13.8 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, accumulated amortization related to our developed technology was $9.6 million and $2.5 million, respectively. Our goodwill is included in our Marketplace segment.

The net changes in the carrying amounts of our intangible assets and goodwill were as follows (in thousands):

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2021	$2,358	$64,666	$683,327
Acquisition	5,320	—	34,877
Capitalized development costs	8,438	—	—
Amortization	(2,271)	—	—
Balance at December 31, 2021	13,845	64,666	718,204
Acquisition adjustment	(890)	—	(2,946)
Capitalized development costs	11,763	—	—
Disposals	(259)	—	—
Amortization	(7,149)	—	—
Balance at December 31, 2022	$17,310	$64,666	$715,258

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We had recorded $563.2 million of cumulative impairment charges related to our intangible assets and goodwill as of December 31, 2022 and 2021.

Amortization expense on our definite-lived intangible assets was $7.1 million, $2.3 million, and $47.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is presented in Depreciation and amortization in the Consolidated Statements of Operations. During the year ended December 31, 2022, we incurred a loss of $0.3 million on asset disposals related to definite-lived intangible assets, which are included in General and administrative expenses in the Consolidated Statements of Operations.

The estimated future amortization expense related to the definite-lived intangible assets as of December 31, 2022 is as follows (in thousands):

Future amortization expense:
2023	$8,589
2024	5,820
2025	2,321
2026	580
2027	—
Total	$17,310

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Recovery of future customer compensation	$23,311	$58,319
Prepaid expenses	6,032	9,573
Other current assets	569	4,612
Total prepaid expenses and other current assets	$29,912	$72,504

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $35.0 million due to a reduction in the estimated rate of future cancellations as of December 31, 2022. The provision related to these expected recoveries is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Accrued marketing expense	$26,873	$27,304
Accrued taxes	542	9,332
Accrued customer credits	88,167	119,355
Accrued future customer compensation	30,181	73,959
Accrued contingencies	5,898	12,686
Accrued payroll	10,660	9,286
Other current liabilities	19,649	29,234
Total accrued expenses and other current liabilities	$181,970	$281,156

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

unused, or breakage, provided that the credits are not subject to escheatment. We estimate breakage based on historical usage trends and available data on comparable programs, and recognize breakage in proportion to the pattern of redemption for customer credits. Our breakage estimate could be impacted by future activity differing from our estimates, the effects of which could be material. During the year ended December 31, 2022, $24.3 million of accrued customer credits were redeemed and we recognized $11.5 million of revenue from breakage. During the year ended December 31, 2021, $55.9 million of accrued customer credits were redeemed and we recognized $3.3 million of revenue from breakage. During the year ended December 31, 2020, $7.4 million of accrued customer credits were redeemed and we recognized $0.8 million of revenue from breakage. Breakage amounts are net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations and are recognized as a component of Revenues in the Consolidated Statements of Operations. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the years ended December 31, 2022, 2021 and 2020, we recognized a net increase in revenue of $2.3 million, $5.1 million, and a decrease in revenue of $15.3 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods. Accrued future customer compensation decreased by $43.8 million due to a reduction in the estimated rate of future cancellations as of December 31, 2022.

Accrued taxes decreased as we have historically accrued contingent sales tax expense in jurisdictions where we expected to remit sales tax payments for sales prior to collecting tax from customers which began in the second half of 2021. During 2022, we finalized the remaining open discussions with jurisdictions regarding the liability for uncollected sales tax and no longer have this contingent liability.

Other current liabilities primarily decreased as a result of making sales tax payments for liabilities that were no longer deemed contingent as of December 31, 2021, but were not yet paid at that time. These payments represent the exposure for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions. The remaining historic sales tax liability payments were made during the year ended December 31, 2022.

12. Debt

Our outstanding debt at December 31, 2022 and 2021 is comprised of the following (in thousands):

	2022	2021
June 2017 First Lien Loan	$—	$465,712
February 2022 First Lien Loan	272,938	—
Total long-term debt, gross	272,938	465,712
Less: unamortized debt issuance costs	(5,290)	(5,580)
Total long-term debt, net of issuance costs	267,648	460,132
Less: current portion	(2,750)	—
Total long-term debt, net	$264,898	$460,132

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

June 2017 Term Loans

On June 30, 2017, we entered into a $575.0 million first lien debt facility, comprised of a $50.0 million revolving facility and a $525.0 million term loan (the “June 2017 First Lien Loan”), and a second lien credit facility, comprised of a $185.0 million second lien term loan (the “June 2017 Second Lien Loan”). The First Lien Loan was amended to upsize the committed amount by $115.0 million on July 2, 2018. On October 28, 2019, we paid off the June 2017 Second Lien Loan balance. The underlying revolving credit facility, part of the June 2017 First Lien Loan, was subsequently retired on May 22, 2020. On October 18, 2021, we made an early principal payment related to the June 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the Merger Transaction and PIPE Financing. On February 3, 2022, we repaid $190.7 million of the outstanding balance of the June 2017 First Lien Loan and refinanced the remaining balance with a new $275.0 million term loan.

The June 2017 First Lien Loan was held by third-party financial institutions and was carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace. Therefore, the fair value is estimated on a Level 2 basis. At December 31, 2021, the June 2017 First Lien Loan had a fair value of $465.1 million as compared to the carrying amount of $460.1 million.

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining June 2017 First Lien Loan with a new $275.0 million term loan (the "February 2022 First Lien Loan") with a maturity date of February 3, 2029. In connection with the February 2022 First Lien Loan, we also entered into a new revolving credit facility (the “Revolving Facility”), which allows for an aggregate principal amount of $100.0 million and has a maturity date of February 3, 2027. At December 31, 2022, we had no outstanding borrowings under our Revolving Facility.

The terms of the February 2022 First Lien Loan specified a secured overnight financing rate (“SOFR”) based floating interest rate and revised the springing financial covenant under the June 2017 First Lien Loan to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. It requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor. The effective interest rate on the February 2022 First Lien Loan was 7.98% per annum at December 31, 2022.

Our February 2022 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace. Therefore, the fair value is estimated on a Level 2 basis. At December 31, 2022, the fair value of our February 2022 First Lien Loan approximates the carrying value.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the February 2022 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness, and in certain circumstances, create restrictions on the ability to enter into transactions with affiliates; create liens; merge or consolidate; and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of December 31, 2022, we were in compliance with all of our debt covenants related to the February 2022 First Lien Loan.

Due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan, we incurred a loss of $4.3 million for the year ended December 31, 2022, which is presented in Loss on extinguishment of debt in the Consolidated Statements of Operations.

May 2020 First Lien Loan

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

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

The interest rate for the May 2020 First Lien Loan was determined using a LIBOR rate plus an applicable margin of 9.50% per annum, or a base rate plus an applicable margin of 8.50% per annum. The LIBOR rate was subject to a 1.00% floor and the base rate was subject to a 2.00% floor. All obligations under the May 2020 First Lien Loan were secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. For any period ending prior to May 22, 2022, we had the option of submitting paid-in-kind elections, whereby the entire outstanding balance would be charged interest at 11.50% per annum and interest amounts will be added to the outstanding principal. On and after May 22, 2022 but prior to May 22, 2023, we had the option of submitting paid-in-kind elections with respect to all or some of the outstanding balance, whereby the portion for which such paid-in-kind election was made will be charged interest at a rate equal to the sum of i) 5.0% per annum and ii) at our election, a LIBOR rate plus an applicable margin of 5.00% per annum, or a base rate plus an applicable margin of 4.00% per annum.

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

Our May 2020 First Lien Loan was not traded and was carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. On October 18, 2021, in connection with, and using the proceeds from the Merger Transaction, we paid off in full the May 2020 First Lien Loan balance. The debt extinguishment resulted in a loss of $34.1 million, which is presented in Loss on extinguishment of debt in the Consolidated Statements of Operations. The loss consists of a $28.0 million prepayment penalty and the remaining balance of the original issuance discount and issuance costs of $6.1 million.

Future maturities of our outstanding debt, excluding interest, as of December 31, 2022 were as follows (in thousands):

2023	$2,750
2024	2,750
2025	2,750
2026	2,750
2027	2,750
Thereafter	259,188
Total	$272,938

13. Employee Benefit Plan

We have a defined contribution and profit-sharing 401(k) plan that covers substantially all employees who meet eligibility requirements. Participants may contribute to the plan, through regular payroll deductions, an amount subject to limitations imposed by the Internal Revenue Code. The plan also provides for discretionary profit-sharing contributions and matching contributions. We contributed approximately $1.3 million, $0.8 million, and $0.9 million in matching contributions for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

General and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2022, and 2021, there were no discretionary profit-sharing contributions.

14. Financial Instruments

Derivatives

The financial instruments entered into by us are typically executed over-the-counter. All financial instruments are measured at fair value on a recurring basis. The fair value is derived from discounted cash flows adjusted for nonperformance risk. The fair value models primarily use market observable inputs and, therefore, are classified as Level 2 assets. These models incorporate a variety of factors, including, where applicable, maturity, interest rate yield curves, and counterparty credit risks. The credit valuation adjustment associated with the derivatives, related to the likelihood of default by us and the counterparty, was not significant to the overall valuation.

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

The amount recognized in Interest expense — net in the Consolidated Statements of Operations was $4.3 million for the year ended December 31, 2020.

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

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

Warrants

We issued the following warrants during the year ended December 31, 2021 in connection with the Merger Transaction:

Public Warrants

We issued warrants to purchase 18,132,776 shares of Class A common stock at an exercise price of $11.50 per share to former warrant holders of Horizon, of which 5,166,666 shares were issued to Horizon Sponsor. These warrants are traded on the Nasdaq Stock Market under the symbol “SEATW.”

On May 26, 2022, we announced the commencement of an offer to the holders of outstanding Public Warrants to receive 0.240 shares of Class A common stock in exchange for each outstanding Public Warrant (the “Offer”). On July 5, 2022, a total of 11,365,913 public warrants were tendered for 2,727,785 shares of Class A common stock (the “Exchange”). Following the Exchange, 6,766,853 Public Warrants remained outstanding. During the year ended December 31, 2022, ten Public Warrants were exercised. The exercise of the Public Warrants are accounted for as a

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

transaction within Additional paid-in capital in the Consolidated Balance Sheets. As of December 31, 2022, we had 6,766,853 outstanding Public Warrants.

We may, in our sole discretion, reduce the exercise price of the Public Warrants to induce early exercise, provided that we provide at least five days advance notice. The exercise price and number of Class A common stock shares issuable upon exercise of the Public Warrants may also be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. In no event are we required to net cash settle the Public Warrants.

The Public Warrants became exercisable 30 days following the Merger Transaction and expire at the earliest of five years following the Merger Transaction, our liquidation, or the date of redemption elected at our option provided that the value of the Class A common stock exceeds $18.00 per share. There is an effective registration statement and prospectus relating to the shares issuable upon exercise of the Public Warrants.

Under certain circumstances, we may elect to redeem the Public Warrants at a redemption price of $0.01 per Public Warrant at any time during the term of the Public Warrant in which our Class A common stock share trading price has been at least $18.00 per share for 20 trading days within the 30 trading-day period. If we elect to redeem the Public Warrants, we must notify the Public Warrant holders in advance, who would then have at least 30 days from the date of notification to exercise their respective warrants. If the Public Warrant is not exercised within that 30-day period, it will be redeemed pursuant to this provision.

As part of the Merger Transaction, we modified the terms of the Public Warrants. The modification resulted in a transfer of incremental value of $1.3 million to the holders of the Public Warrants, which we recorded as Other expenses in the Consolidated Statements of Operations during the year ended December 31, 2021.

Private Warrants

We issued warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share to the Sponsor. The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable by us.

As part of the Merger Transaction, we modified the terms of the Private Warrants. The modification did not result in a transfer of incremental value to the warrant holders.

As of December 31, 2022, we had 6,519,791 outstanding Private Warrants.

Exercise Warrants

We issued warrants to purchase 17,000,000 shares of Class A common stock at an exercise price of $10.00 per share (“$10 Exercise Warrants”) and warrants to purchase 17,000,000 of Class A common stock at an exercise of $15.00 per share (“$15 Exercise Warrants”; together with the $10 Exercise Warrants, “Exercise Warrants”). The Exercise Warrants have similar terms to the Public Warrants, except that the Exercise Warrants have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable.

As of December 31, 2022, we had 17,000,000 $10 Exercise Warrants outstanding and 17,000,000 $15 Exercise Warrants outstanding.

Mirror Warrants

Hoya Intermediate issued warrants to VSI to purchase 17,000,000 Intermediate Units at an exercise price of $10.00 per unit (“$10 Mirror Warrants”), warrants to purchase 17,000,000 Intermediate Units at an exercise of $15.00 per unit (“$15 Mirror Warrants”), warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (“$11.50 Mirror Warrants”; together with the $10 Mirror Warrants and $15 Mirror Warrants, “Mirror Warrants”). The number and terms of the Mirror Warrants are identical to the Public, Private and Exercise Warrants, respectively. Upon the valid exercise of a Public Warrant, Private Warrant and Exercise Warrant, Hoya Intermediate will issue to VSI an equivalent number of Intermediate Units. Similarly, if a Public, Private or Exercise Warrant is

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

tendered, an equivalent number of Mirror Warrants will be tendered. In connection with the Exchange, we tendered 11,365,913 $11.50 Mirror Warrants and received 2,727,785 Intermediate Units.

As of December 31, 2022, we had 17,000,000 $10 Mirror Warrants outstanding, 17,000,000 $15 Mirror Warrants outstanding and 13,286,644 $11.50 Mirror Warrants outstanding.

As the Public Warrants, Private Warrants and Exercise Warrants are indexed to our equity and meet the equity classification guidance of ASC 815-40, we reflect these warrants as a component of equity within additional paid-in capital. Our Mirror Warrants eliminate in consolidation and do not impact the presentation of our consolidated financial statements.

Hoya Intermediate Warrants

Hoya Intermediate issued the Hoya Intermediate Warrants, which are classified as Other Liabilities in the Consolidated Balance Sheets. 1,000,000 Hoya Intermediate Warrants to purchase Intermediate Units at exercise prices of $10.00 and $15.00 per unit, respectively (“Option Contingent Warrants”), were issued in tandem with stock options we issued to members of our management team (“Management Options”). The Option Contingent Warrants only become exercisable by Hoya Topco if a Management Option is forfeited or expires unexercised. As of December 31, 2022, 0.2 million of the corresponding Management Options had been forfeited.

Hoya Intermediate Warrants allow for cash redemption at the option of the warrant holder. Hence, the Hoya Intermediate Warrants are classified as a liability in Other liabilities on our Consolidated Balance Sheets. Upon consummation of the Merger Transaction, we recorded a warrant liability of $20.4 million reflecting the fair value of the Hoya Intermediate Warrants determined using the Black Scholes model. The fair value of the Hoya Intermediate Warrants includes Option Contingent Warrants of $1.6 million. The estimated fair value of the Option Contingent Warrants is adjusted to reflect the probability of forfeiture of the Management Options based on historical forfeiture rates for Hoya Topco profit interests.

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants at December 31, 2022 and 2021:

	2022	2021
Estimated volatility	39.0%	36.0%
Expected term (years)	8.8	9.8
Risk-free rate	3.9%	1.5%
Expected dividend yield	0.0%	0.0%

For the year ended December 31, 2022, the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants decreased by $8.2 million, which is presented in Other income on the Consolidated Statements of Operations. For the period from October 18, 2021 until December 31, 2021, we recognized a charge to Other expenses on the Consolidated Statements of Operations resulting from an increase in the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants of $0.1 million.

Upon the valid exercise of a Hoya Intermediate Warrant for Intermediate Units, VSI will issue an equivalent amount of VSI Class B common shares to Hoya Topco.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

15. Redeemable noncontrolling Interests

As of December 31, 2022, Hoya Topco held 100% of the Class B common stock in VSI and owned 59.5% of the Intermediate Units. Hoya Topco has the right to exchange its Intermediate Units for shares of VSI Class A common stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by the Board of VSI, which as of December 31, 2022, is controlled by investors in Hoya Topco. The ability to put Intermediate Units is solely within the control of the holder

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

of the redeemable noncontrolling interests. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A common stock and subject to our Board's approval.

Net income (loss) attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate's net income (loss) incurred in the period by Hoya Topco's weighted average percentage allocation of Intermediate Units during the period. Refer to Note 21, Earnings per Share, for computation of net income (loss) attributable to redeemable noncontrolling interests.

16. Equity

For periods prior to the Merger Transaction, Hoya Intermediate had Senior Preferred Units, Preferred Units, and Common Units, described below, authorized, issued and outstanding. As described in Note 1, Background, Description of Business and Basis of Presentation, on October 18, 2021, we consummated a series of merger transactions between Horizon, VSI, and Hoya Intermediate. Subsequent to the Merger Transaction, we have two classes of common stock authorized and issued by VSI: Class A common stock and Class B common stock.

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

As of December 31, 2022, 196,268,297 Intermediate Units are outstanding. VSI holds 40.5% of the outstanding Intermediate Units as of December 31, 2022, with the remainder held by Hoya Topco.

VSI Class A Common Stock

Holders of Class A common stock are entitled to full economic rights in VSI, including the right to receive dividends when and if declared by our Board, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held.

VSI Class B Common Stock

Holders of Class B common stock do not have economic rights in VSI but are entitled to one vote for each share of Class B common stock held. Holders of Class B common stock receive one Intermediate Unit for each Class B share (see Note 15, Redeemable Noncontrolling Interest). Holders of Class A common stock and Class B common stock vote as a single class on all matters requiring a shareholder vote. Following the Merger Transaction, the quantity of Class A common stock and Class B common stock outstanding net of treasury stock is equal to the quantity of Intermediate Units outstanding.

17. Commitments and Contingencies

Purchase Obligations

We enter into non-cancelable arrangements, primarily related to the purchase of marketing services and tickets at an agreed upon price. Our purchase obligations are $2.7 million payable in the next twelve months and $5.2 million payable thereafter.

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on our business, financial position or results of operations other than those matters discussed herein.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout, which we have settled. On January 5, 2022, we issued coupons to certain members of the class. Other members were notified in 2022 that they are eligible to submit a claim for a coupon, which they will receive in 2023. As of December 31, 2022 and December 31, 2021, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving settlement of one of the lawsuits was entered by the court on November 1, 2021. As such, after insurance, $4.5 million was funded to a claims settlement pool in 2021 and fully disbursed in 2022. A settlement was reached in another of the lawsuits in July 2022 which established a separate claims settlement pool of up to $2.5 million. That settlement received final approval from the court on January 31, 2023 and the settlement pool will be funded in 2023. As of December 31, 2022 and December 31, 2021, we had accrued a liability of $1.6 million and $1.7 million, respectively, within Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to these matters. We expect to recover some of these costs under our insurance policies and have separately recognized an insurance recovery asset of $0.5 million within Prepaid expenses and other current assets in the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, respectively.

Other

In 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair Inc., which overturned previous case law that had precluded states from imposing sales tax collection requirements on retailers without a physical presence in the state. In response, most states have already adopted laws that attempt to impose tax collection obligations on out-of-state companies, and we have registered and are collecting tax, where required by statute. However, states or local governments may continue to adopt laws requiring that we calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more jurisdictions could result in tax liabilities, including taxes on past sales, as well as penalties and interest. Based on our analysis of certain state regulations, specifically related to marketplace facilitators and ticket sales, we do not believe risk of loss is probable on historical revenue activities where tax has not already been remitted. We continuously monitor state regulations and will implement required collection and remittance procedures if and when we are subject to such regulations.

Share Repurchase Program

On May 25, 2022, our board of directors authorized a share repurchase program of our Class A Common Stock of up to $40.0 million ("Repurchase Program"). The Repurchase Program was announced on May 26, 2022 and will be effective until March 31, 2023. We may repurchase shares from time to time in open market transactions, through privately negotiated transactions or otherwise in accordance with applicable federal securities laws. The amount and timing of repurchases will depend upon market conditions and other factors including price. The Repurchase Program does not obligate us to acquire any particular amount of stock, and it may be terminated, modified, or suspended at any time at our discretion. The Repurchase Program commenced on July 5, 2022 upon the completion of the Exchange of our Public Warrants. As of December 31, 2022, we have repurchased 4.3 million shares of our Class A Common Stock for $32.5 million under the Repurchase Program. The share repurchases are accounted for as Treasury stock in the Consolidated Balance Sheets.

18. Related-Party Transactions

Vivid Cheers Inc.

In December 2020, Vivid Cheers Inc. (“Vivid Cheers”) was incorporated as a non-profit organization within the meaning of Section 501(c)(3) of the Internal Revenue Code. Vivid Cheers’ mission is to support causes and organizations dedicated to healthcare, education, and support of workers in the live events industry during times of

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

need. We have the right to elect the Board of Directors of Vivid Cheers, which currently comprises our executives. We do not have a controlling financial interest in Vivid Cheers, and accordingly, do not consolidate Vivid Cheers’ statement of activities with its financial results. We made charitable contributions of $0.6 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively to Vivid Cheers. We had no accrued charitable contributions payable as of December 31, 2022 and had $1.3 million of accrued charitable contributions payable as of December 31, 2021, which is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet.

Viral Nation Inc.

Viral Nation Inc. ("Viral Nation") is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of our Board, is the co-founder, Chairman and CEO of Eldridge Industries, which owns in excess of 25% of Viral Nation. We incurred an expense of $0.8 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, which is presented in Marketing and selling expenses in the Consolidated Statements of Operations.

Rolling Stone

Rolling Stone is a high-profile magazine and media platform that focuses on music, film, TV, and news coverages. Todd Boehly, a member of our Board, is the co-founder, Chairman and CEO of Eldridge Industries, which owns in excess of 20% of Rolling Stone. We incurred an expense of $0.9 million and $0.1 million as part of our multifaceted partnership with Rolling Stone for the years ended December 31, 2022 and 2021, respectively, which is presented in Marketing and selling expenses in the Consolidated Statements of Operations.

Khoros, LLC

Khoros, LLC ("Khoros") is a social media engagement and management platform. Martin Taylor, a member of our Board, is a principal at Vista Equity Partners, which is one of our investors and a majority owner of Khoros. We incurred an expense of $0.1 million and zero for the years ended December 31, 2022 and 2021, respectively, which is presented in General and administrative expenses in the Consolidated Statements of Operations.

19. Income Taxes

We are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Hoya Intermediate, as well as any stand-alone income or loss we generate. Hoya Intermediate is organized as a limited liability company and treated as a partnership for federal tax purposes, with the exception to the Canadian operations of Vivid Seats Canada Ltd. (formerly Fanxchange Ltd.), which we acquired in 2019. Hoya Intermediate’s taxable income or loss is passed through to its members, including VSI. VSI files and pays corporate income taxes for U.S. federal and state income tax purposes. We anticipate this structure to remain in existence for the foreseeable future.

Components of (loss) income from continuing operations before income taxes for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
United States	$68,416	$(17,859)	$(763,664)
Foreign	773	(966)	(10,521)
Total (loss) income before income taxes	$69,189	$(18,825)	$(774,185)

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Prior to 2021, we did not incur material amounts of income tax expense or have material income tax liability or deferred tax balances.

During the years ended December 31, 2022 and 2021, significant components of income tax (expense) benefit were as follows (in thousands):

	2022	2021
Current
U.S. Federal	$15	$—
State & Local	248	304
Foreign	—	—
Total current income tax expense (benefit)	263	304
Deferred
U.S. Federal	—	—
State & Local	—	—
Foreign	(1,853)	—
Total deferred income tax expense (benefit)	(1,853)	—
Total income tax expense (benefit)	$(1,590)	$304

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% for 2022 and 2021 to our income tax (expense) benefit was as follows:

	2022	2021
At U.S. statutory tax rate	21.0%	21.0%
State income taxes	1.8%	(1.1)%
Foreign rate differential	0.1%	0.3%
Pass-through loss / (income)	—%	(14.3)%
Noncontrolling interest	(12.3)%	(2.7)%
Change in valuation allowance	(23.1)%	(3.5)%
Deferred tax partnership adjustment	10.1%	—%
Warrants remeasurement	—%	(1.4)%
Research & Development Credit	(0.5)%	—%
Other	0.6%	0.1%
Total income tax expense (benefit)	(2.3)%	(1.6)%

As of December 31, 2022 and 2021, our deferred tax balances consisted of the following (in thousands):

	2022	2021
Deferred Tax Assets
Net operating loss	$12,740	$9,670
Interest carryforwards	15,919	15,206
Investment in partnerships	91,302	120,706
Other	748	132
Total deferred tax assets	120,709	145,714
Valuation allowance	(118,734)	(145,668)
Total deferred tax assets net of valuation allowance	1,975	46
Deferred Tax Liabilities
Other	122	46
Total Deferred Tax Liabilities	122	46
Net Deferred Tax Assets / (Liabilities)	$1,853	$—

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. Valuation allowances have been established primarily with regard to the tax benefits of certain net operating losses, tax credits, as well as its investment in partnership. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, we recorded a $118.7 million valuation allowance against our deferred tax assets, as we have determined these assets are not more likely than not to be realized as of December 31, 2022.

Excluded from the deferred tax asset for investment in partnerships above is a portion of the income tax basis in the partnership investment which will only reverse upon sale as a capital loss. As the Company does not expect to have sufficient sources of future capital gains to offset this future capital loss, the Company has not recorded a deferred tax asset for this portion of the basis difference in the investment in the partnership.

The deferred tax asset valuation allowance and changes were as follows (in thousands):

	2022	2021
Balance at beginning of period	$145,668	$1,828
Other(1)	(6,154)	—
Charged to costs and expenses	(15,961)	646
(Credited) charged to other accounts	(4,819)	143,194
Deductions	—	—
Ending balance	$118,734	$145,668

(1) This relates to a true-up of the investment in partnership deferred tax asset and related valuation allowance which has been updated to remove the basis that will only reverse upon sale as a capital loss.

As of December 31, 2022, we determined that there is sufficient positive evidence to conclude that it is more likely than not that our Canadian deferred taxes of $1.9 million are realizable. We therefore reduced the valuation allowance accordingly. We expect to continue maintaining a full valuation allowance on our U.S. net deferred tax asset until there is sufficient positive evidence to support the reversal of a portion of this allowance. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 3-6 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion or the entirety of the valuation allowance will no longer be necessary to be recorded against our U.S. net deferred tax assets. Release of the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and an income tax benefit in the period in which the release of the valuation allowance is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of positive evidence becoming available.

At December 31, 2022, we had U.S. state operating loss carryforwards totaling $23.0 million, U.S. federal operating loss carryforwards totaling $45.5 million. The U.S. federal and state operating loss carryforwards begin to expire in 2029 with $46.4 million of the operating loss carryforwards having no expiration date.

At December 31, 2022, with respect to our operations outside the U.S., we had foreign operating loss carryforwards totaling $5.3 million. The foreign operating loss carryforwards begin to expire in 2037.

At December 31, 2022, we were not indefinitely reinvested on undistributed earnings from our foreign operations and the deferred tax liability associated with the future repatriation of these earnings is expected to be immaterial.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements. Our unrecognized tax benefits which relate to a tax refund are as follows:

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

2022
Balance at beginning of the year	$—
Tax positions taken in the prior year	7,500
Balance at end of the year	$7,500

We classified interest and penalties associated with income taxes in income tax expense (benefit) within the consolidated statements of operations. We did not recognize any interest and penalties during 2022. There was no liability recognized related to interest and penalties as of December 31, 2022. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate is $7.5 million as of December 31, 2022.

We are subject to routine audits by taxing jurisdictions. The periods subject to tax audits are 2018 through 2022. There are currently no audits for any tax periods in progress.

20. Equity-Based Compensation

The 2021 Incentive Award Plan ("2021 Plan") was approved and adopted to facilitate the grant of equity incentive awards to our employees, directors and consultants. The 2021 Plan became effective on October 18, 2021 upon closing of the Merger Transaction.

RSUs

We award RSUs to our employees, directors and consultants. RSUs vest generally over periods from one to three years from issuance. We account for forfeitures of outstanding, but unvested grants, in the period they occur.

A summary of activity for RSUs is as follows (in thousands):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	1,378	$12.86
Granted	1,787	9.92
Forfeited	(290)	11.24
Vested	(324)	12.86
Unvested at December 31, 2022	2,551	$10.99

Stock options

On October 19, 2021, we granted 3.1 million stock options at an exercise price of $13.09 and 1.0 million stock options at an exercise price of $15.00 to certain employees. The fair value of stock options granted during 2021 is estimated on the grant date using the Hull-White model. On March 11 ,2022, we granted 2.6 million stock options at an exercise price of $10.26 and grant fair value of $3.99 per option, and on November 11, 2022, we granted 0.1 million stock options at an exercise price of $8.22 and grant fair value of $3.66, to certain employees. The fair value of stock options granted during 2022 is estimated on the grant date using the Black-Scholes model.

Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date. These stock options vest over three years, with one-third vesting upon the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter. The stock options have a contractual term of ten years from the date of the grant, subject to the employee’s continued service through the applicable vesting date.

The following assumptions were used to calculate the fair value of our stock awards:

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

	November 11, 2022	March 11, 2022	October 19, 2021
Estimated volatility	40.0%	37.5%	28.0%
Expected term (years)	5.9	5.9	10.0
Risk-free rate	3.9%	2.0%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of activity for stock options is as follows (in thousands):

	Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4.1	$13.39
Granted	2.7	10.17
Forfeited	(0.6)	12.03
Expired	(0.1)	13.39
Outstanding at December 31, 2022	6.1	$12.09	9	$—
Vested and exercisable at December 31, 2022	1.0	$13.38	9	$—

No options were vested and exercisable as of December 31, 2021. The weighted-average grant-date fair value per stock options outstanding as of December 31, 2022 and 2021 was $3.82 and $3.71, respectively. The weighted-average grant-date fair value for stock options forfeited was $3.83 during the year ended December 31, 2022. The weighted-average grant-date fair value for stock options vested was $3.71 during the year ended December 31, 2022. During 2022, the total fair value of options vested was $3.5 million.

Profits interest and Phantom Units

Prior to the Merger Transaction, certain members of management received equity-based compensation awards for profits interest in Hoya Topco in the form of Incentive Units, Phantom Units, Class D Units, and Class E Units. Each incentive unit vests ratably over five years and accelerates upon a change in control of Hoya Topco. We do not expect any future profits interest to be granted after the Merger Transaction. The fair value of the incentive units granted is estimated using the Black-Scholes option-pricing model.

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table summarizes the Hoya Topco Incentive Units, Class D Units, and Class E Units for the years ended December 31, 2022, 2021, and 2020:

	Class B-1 Units		Class D Units		Class E Units
	Number of Incentive Units	Weighted Average Grant Date Fair Value	Number of Incentive Units	Weighted Average Grant Date Fair Value	Number of Incentive Units	Weighted Average Grant Date Fair Value
Balances at January 1, 2020	—	—	832,510	$15.63	500,765	$25.46
Units granted	905,000	2.32	1,755,000	0.89	—	—
Units repurchased	—	—	(97,604)	15.95	—	—
Units forfeited	(50,000)	2.32	(441,666)	7.81	—	—
Balances at December 31, 2020	855,000	$2.32	2,048,240	$4.67	500,765	$25.46
Units granted	—	—	—	—	—	—
Units repurchased	—	—	—	—	—	—
Units forfeited	(10,000)	2.32	(60,400)	7.01	—	—
Balances at December 31, 2021	845,000	$2.32	1,987,840	$4.60	500,765	$25.46
Units granted	—	—	—	—	—	—
Units repurchased	—	—	—	—	—	—
Units forfeited	(9,000)	2.32	(35,510)	2.91	—	—
Balances at December 31, 2022	836,000	$2.32	1,952,330	$4.60	500,765	$25.46

Compensation expense

For the years ended December 31, 2022, 2021 and 2020, equity-based compensation expense related to RSUs was $8.4 million, $0.8 million and zero, respectively. Unrecognized compensation expense relating to unvested RSUs as of December 31, 2022, was approximately $26.6 million, which is expected to be recognized over a weighted average period of approximately three years.

For the years ended December 31, 2022, 2021 and 2020, equity-based compensation expense related to stock options was $6.2 million, $0.8 million and zero, respectively. Unrecognized compensation expense relating to unvested stock options as of December 31, 2022, was approximately $19.1 million, which is expected to be recognized over a weighted average period of approximately three years.

For the years ended December 31, 2022, 2021 and 2020, equity-based compensation expense related to profit interests was $4.5 million, $4.4 million and $4.3 million, respectively. Unrecognized compensation expense as of December 31, 2022 related to these incentive units was $4.5 million, which is expected to be recognized over a weighted average period of approximately two years.

For the year ended December 31, 2022, equity-based compensation expense excludes $0.1 million related to capitalized development costs.

Our Board declared a special dividend of $0.23 per share to holders of Class A common stock on October 18, 2021, which we paid on November 2, 2021. On November 2, 2021, the exercise price of outstanding options was modified and reduced by the same $0.23 per share. The amount recognized in the compensation expense relating to stock option modifications for the year ended December 31, 2021 is immaterial.

21. Earnings Per Share

We calculate basic and diluted net income (loss) per share of Class A common stock in accordance with ASC 260, Earnings per Share. Class B common stock does not have economic rights in VSI and as a result, is not considered a

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

participating security for basic and diluted income (loss) per share. As such, basic and diluted income (loss) per share of Class B common stock has not been presented. However, holders of Class B common stock are allocated income in Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net loss attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate's net income (loss) incurred in each quarterly period by Hoya Topco's weighted average percentage ownership of Intermediate Units during the period.

The following table provides the net income (loss) attributable to Hoya Topco's redeemable noncontrolling interest for the year ended December 31, 2022 and the period from October 18, 2021 to December 31, 2021:

	2022	2021
Net income (loss)—Hoya Intermediate	$70,794	$(5,024)
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income (loss)	59.5%	59.9%
Net income (loss) attributable to Hoya Topco's redeemable noncontrolling interests	$42,117	$(3,010)

Net income (loss) to Class A common stock–basic is calculated by subtracting the portion of Hoya Intermediate's net loss attributable to redeemable noncontrolling interests from our total net loss, which includes our net loss for activities outside of our investment in Hoya Intermediate as well as the full results of Hoya Intermediate on a consolidated basis.

Net income (loss) per Class A common stock–diluted is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Net income (loss) attributable to Class A common stockholders–diluted is adjusted for our share of Hoya Intermediate’s consolidated net loss after giving effect to Intermediate Units that convert into potential shares of Class A common stock, to the extent it is dilutive. In addition, Net income (loss) attributable to Class A common stockholders–diluted is adjusted for the impact of changes in the fair value of Hoya Intermediate Warrants, to the extent they are dilutive.

The following tables set forth the computation of basic and diluted net income (loss) per share of Class A common stock for the year ended December 31, 2022 and the period from October 18, 2021 to December 31, 2021 where we had Class A and Class B common stock outstanding (in thousands, except share and per share data):

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

	2022	2021
Numerator—basic:
Net income (loss)	$70,779	$(6,293)
Less: (Income) loss attributable to redeemable noncontrolling interests	(42,117)	3,010
Net income (loss) attributable to Class A Common Stockholders—basic	28,662	(3,283)
Denominator—basic:
Weighted average Class A common stock outstanding—basic	80,257,247	77,498,775
Net income (loss) per Class A common stock—basic	$0.36	$(0.04)

Numerator—diluted:
Net income (loss) attributable to Class A Common Stockholders—basic	$28,662	$(3,283)
Net income (loss) effect of dilutive securities:
Effect of dilutive Exercise Warrants	55	—
Effect of dilutive RSUs	6	—
Effect of dilutive noncontrolling interests	42,056	—
Effect of dilutive Hoya Intermediate Warrants	—	(123)
Net income (loss) attributable to Class A Common Stockholders—diluted	70,779	(3,406)
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	80,257,247	77,498,775
Weighted average effect of dilutive securities:
Effect of dilutive Exercise Warrants	258,906	—
Effect of dilutive RSUs	28,228	—
Effect of dilutive noncontrolling interests	118,200,000	—
Weighted average Class A common stock outstanding—diluted	198,744,381	77,498,775
Net income (loss) per Class A common stock—diluted	$0.36	$(0.04)

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

The following tables present potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented that could potentially dilute earnings per share in the future:

	2022	2021
RSUs	1,224,919	1,378,111
Stock options	6,300,837	4,061,486
Public Warrants and Private Warrants	13,286,644	24,652,569
Exercise Warrants	17,000,000	34,000,000
Hoya Intermediate Warrants	6,000,000	4,000,000
Shares of Class B common stock	—	118,200,000

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of December 31, 2022 due to the reasons described below.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2022 and 2021, we identified a material weakness in our internal control over financial reporting related to the implementation of segregation of duties as part of our control activities, establishment of clearly defined roles within our finance and accounting functions and the number of personnel in our finance and accounting functions with an appropriate level of technical accounting and SEC reporting experience, which in the aggregate, constitute a material weakness.

Remediation Activities

As part of our plan to remediate this material weakness, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We have hired and plan to continue to hire additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities and appropriate segregation of duties. During the year ended December 31, 2022, we made progress in our remediation of the material weakness. While progress has been made to enhance our internal control, additional time is required to complete implementation and to assess and ensure the sustainability of these controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information about our directors and executive officers is reported in Part I of this Form 10-K under the heading, “Item 1. Business".

All other information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

		S-4	2.2	05/28/2021
2.3	Plan of Merger dated October 18, 2021 among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement dated October 14, 2021 between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate of Vivid Seats Inc.	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate of Vivid Seats Inc.	10-K	4.3	3/15/2022
4.4	Description of Capital Stock	10-K	4.4	3/15/2022
10.1	Stockholders’ Agreement dated October 18, 2021 among Vivid Seats	8-K	10.1	10/22/2021

	Inc., Hoya Topco, LLC and Horizon Sponsor, LLC
10.2	Amended and Restated Registration Rights Agreement dated October 18, 2021 among Vivid Seats Inc., Hoya Topco, LLC and Horizon Sponsor, LLC	8-K	10.2	10/22/2021
10.3	Tax Receivable Agreement dated October 18, 2021 among Vivid Seats Inc., Hoya Intermediate, LLC, GTCR Management XI, LLC, Hoya Topco, LLC and several Blocker TRA Holders	8-K	10.3	10/22/2021
10.4	Private Warrant Agreement dated October 18, 2021 between Vivid Seats Inc. and Hoya Topco, LLC	8-K	10.6	10/22/2021
10.5	Amended and Restated Warrant Agreement dated October 14, 2021 between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
10.6	Private Warrant Agreement dated October 15, 2021 between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.8	10/22/2021
10.7	Private Warrant Agreement dated October 15, 2021 between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.9	10/22/2021
10.8	Private Warrant Agreement ($10.00 exercise price) dated October 18, 2021 between Hoya Intermediate, LLC and Hoya Topco, LLC	8-K	10.10	10/22/2021
10.9	Private Warrant Agreement ($15.00 exercise price) dated October 18, 2021 between Hoya Intermediate, LLC and Hoya Topco, LLC	8-K	10.11	10/22/2021
10.10	Form of Subscription Agreement	S-4/A	10.4	10/22/2021
10.11#	Form of Indemnification Agreement	8-K	10.5	10/22/2021
10.12#	2021 Incentive Award Plan	S-8	99.1	10/18/2021
10.13#	2021 Employee Stock Purchase Plan	S-8	99.2	10/18/2021
10.14#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	S-8	99.3	10/18/2021
10.15#	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	S-8	99.4	10/18/2021
10.16#	Form of Stock Option Grant Notice and Stock Option Agreement	S-8	99.5	10/18/2021
10.17#	Non-Employee Director Compensation Policy, as amended	10-Q	10.1	08/09/2022

10.18#	Employment Agreement dated August 9, 2021, among Stanley Chia, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	10.14	08/16/2021
10.19#	Employment and Restrictive Covenants Agreement, dated April 1, 2020, between Lawrence Fey and Vivid Seats LLC	S-4/A	10.19	08/16/2021
10.20#	Employment Agreement dated August 9, 2021, among Lawrence Fey, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	10.18	08/16/2021
10.21#	Employment and Restrictive Covenants Agreement, dated December 12, 2018, between Jon Wagner and Vivid Seats LLC	S-4/A	10.24	08/16/2021
10.22#	Employment Agreement dated August 9, 2021, among Jon Wagner, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	10.23	08/16/2021
10.23#	Class E Securities Agreement, dated November 5, 2018, between Stanley Chia and Hoya Topco, LLC	S-4/A	10.15	08/16/2021
10.24#	Class B Securities Agreement, dated September 1, 2020, between Stanley Chia and Hoya Topco, LLC	S-4/A	10.16	08/16/2021
10.25#	First Amendment to Class E Securities Agreement, dated November 5, 2018, between Stanley Chia and Hoya Topco, LLC, and Class B Securities Agreement, dated September 1, 2020, between Stanley Chia and Hoya Topco, LLC	S-4/A	10.17	08/16/2021
10.26#	Class D Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC	S-4/A	10.20	08/16/2021
10.27#	Class B Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC	S-4/A	10.21	08/16/2021
10.28#	First Amendment to Class D Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC, and Class B Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC	S-4/A	10.22	08/16/2021
10.29#	Class D Securities Agreement, dated December 17, 2018, between Jon Wagner and Hoya Topco, LLC	S-4/A	10.25	08/16/2021
10.30#	Class B Securities Agreement, dated September 1, 2020, between Jon Wagner and Hoya Topco, LLC	S-4/A	10.26	08/16/2021
10.31#	Class D Securities Agreement, dated September 1, 2020, between Jon Wagner and Hoya Topco, LLC	S-4/A	10.27	08/16/2021

10.32†	Lease dated December 21, 2021 between Vivid Seats, LLC and BSREP II SS Chicago LLC	8-K	10.1	12/22/2021
10.33†	First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.7	07/07/2021
10.34†	Amendment No. 1, dated March 28, 2018, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.8	07/07/2021
10.35†	Amendment No. 2, dated July 2, 2018, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.9	07/07/2021
10.36†	Amendment No. 3, dated May 22, 2020, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.10	07/07/2021
10.37†	Amendment No. 4, dated February 3, 2022, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	8-K	10.1	02/07/2022
10.38	Hoya Intermediate, LLC Second Amended and Restated Limited Liability Company Agreement				*
21.1	Subsidiaries				*
23.1	Consent of Deloitte & Touche LLP				*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).				*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).				*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to provide a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIVID SEATS INC.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
(principal executive officer)
Date:	March 7, 2023

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stanley Chia	Chief Executive and Director	March 7, 2023
Stanley Chia	(principal executive officer)

/s/ Lawrence Fey	Chief Financial Officer	March 7, 2023
Lawrence Fey	(principal financial officer)

/s/ Edward Pickus	Chief Accounting Officer	March 7, 2023
Edward Pickus	(principal accounting officer)

/s/ Mark Anderson	Director	March 7, 2023
Mark Anderson

/s/ Todd Boehly	Director	March 7, 2023
Todd Boehly

/s/ Jane DeFlorio	Director	March 7, 2023
Jane DeFlorio

/s/ Craig Dixon	Director	March 7, 2023
Craig Dixon

/s/ David Donnini	Director	March 7, 2023
David Donnini

/s/ Tom Ehrhart	Director	March 7, 2023
Tom Ehrhart

/s/ Julie Masino	Director	March 7, 2023
Julie Masino

/s/ Martin Taylor	Director	March 7, 2023
Martin Taylor