Form 10-K/A
period 2022-12-31
Vivid Seats Inc.
filed 2023-05-09
CIK 1856031

zasa`'ats7i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

r

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the annual report of Vivid Seats, Inc. ("VSI" or the “Company”) on Form 10-K/A amends our annual report on Form 10-K for the year ended December 31, 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2023 (the “Original Form 10-K”). We are filing this Amendment to amend and restate in its entirety Part II, Item 9A of the Original Form 10-K to provide our management’s report on VSI’s internal control over financial reporting. We are also filing this Amendment for the purpose of filing revised certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith (the “Exhibits”), to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” paragraph 3 of each of the certifications set forth in the Exhibits has been omitted. Because no financial statements have been included in this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures, other than those discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our management, under the supervision of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness described above.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Amendment.

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

VIVID SEATS INC.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
(Duly authorized representative)
Date:	May 9, 2023