Form 10-Q
period 2023-03-31
Vivid Seats Inc.
filed 2023-05-09
CIK 1856031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the registrant had 77,676,300 shares of Class A common stock, $0.0001 par value per share, outstanding, net of treasury shares and 118,200,000 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2023, under the section entitled “Risk Factors,” in our press releases, and in our other filings with the SEC.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data) (Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$303,319	$251,542
Restricted cash	675	748
Accounts receivable – net	46,531	36,531
Inventory – net	24,153	12,783
Prepaid expenses and other current assets	33,329	29,912
Total current assets	408,007	331,516
Property and equipment – net	10,308	10,431
Right-of-use assets – net	7,710	7,859
Intangible assets – net	81,800	81,976
Goodwill	715,258	715,258
Other non-current assets	4,432	4,391
Total assets	$1,227,515	$1,151,431
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$218,138	$161,312
Accrued expenses and other current liabilities	183,765	181,970
Deferred revenue	25,920	31,983
Current maturities of long-term debt	2,750	2,750
Total current liabilities	430,573	378,015
Long-term debt – net	264,384	264,898
Long-term lease liabilities	14,850	14,911
Other liabilities	13,118	13,445
Total long-term liabilities	292,352	293,254
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	901,866	862,860

Shareholders' deficit
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 82,902,276 and 82,410,774 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	8
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 118,200,000 issued and outstanding at March 31, 2023 and December 31, 2022	12	12
Additional paid-in capital	644,759	663,908
Treasury stock, at cost, 5,291,497 and 4,342,477 shares at March 31, 2023 and December 31, 2022, respectively	(40,106)	(32,494)
Accumulated deficit	(1,001,950)	(1,014,132)
Total Shareholders' deficit	(397,276)	(382,698)
Total liabilities, Redeemable noncontrolling interests, and Shareholders' deficit	$1,227,515	$1,151,431

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$161,063	$130,772
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	37,760	32,164
Marketing and selling	54,772	54,228
General and administrative	32,389	29,275
Depreciation and amortization	2,598	1,385
Change in fair value of contingent consideration	34	—
Income from operations	33,510	13,720
Other (income) expense:
Interest expense – net	3,280	3,942
Loss on extinguishment of debt	—	4,285
Other (income) expense	(327)	2,279
Income before income taxes	30,557	3,214
Income tax expense	285	76
Net income	30,272	3,138
Net income attributable to redeemable noncontrolling interests	18,090	1,879
Net income attributable to Class A Common Stockholders	$12,182	$1,259

Income per Class A common stock:
Basic	$0.16	$0.02
Diluted	$0.15	$0.02
Weighted average Class A common stock outstanding:
Basic	77,410,820	79,151,929
Diluted	195,823,982	198,414,147

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$30,272	$3,138
Other comprehensive income:
Comprehensive income, net of taxes	$30,272	$3,138
Comprehensive income attributable to redeemable noncontrolling interests	18,090	1,879
Comprehensive income attributable to Class A Common Stockholders	$12,182	$1,259

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except for share data) (Unaudited)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total shareholders' deficit
Balances at January 1, 2022	$1,286,016	79,091,871	$8	118,200,000	$12	$182,091	—	$—	$(1,042,794)	$(860,683)
Net income	1,879	—	—	—	—	—	—	—	1,259	1,259
Issuance of shares	—	75,072	—	—	—	—	—	—	—	—
Deemed contribution from former parent	691	—	—	—	—	463	—	—	—	463
Equity-based compensation	—	—	—	—	—	2,443	—	—	—	2,443
Subsequent remeasurement of Redeemable noncontrolling interests	18,706	—	—	—	—	(18,706)	—	—	—	(18,706)
Balances at March 31, 2022	$1,307,292	79,166,943	$8	118,200,000	$12	$166,291	—	$—	$(1,041,535)	$(875,224)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total shareholders' deficit
Balances at January 1, 2023	$862,860	82,410,774	$8	118,200,000	$12	$663,908	(4,342,477)	$(32,494)	$(1,014,132)	$(382,698)
Net income	18,090	—	—	—	—	—	—	—	12,182	12,182
Issuance of shares	—	491,502	1	—	—	—	—	—	—	1
Deemed contribution from former parent	577	—	—	—	—	391	—	—	—	391
Equity-based compensation	—	—	—	—	—	4,615	—	—	—	4,615
Repurchases of common stock	—	—	—	—	—	—	(949,020)	(7,612)	—	(7,612)
Distributions to non-controlling interest	(3,816)	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of Redeemable noncontrolling interests	24,155	—	—	—	—	(24,155)	—	—	—	(24,155)
Balances at March 31, 2023	$901,866	82,902,276	$9	118,200,000	$12	$644,759	(5,291,497)	$(40,106)	$(1,001,950)	$(397,276)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$30,272	$3,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,598	1,385
Amortization of deferred financing costs and interest rate cap	226	329
Equity-based compensation expense	5,530	3,597
Loss on extinguishment of debt	—	4,285
Change in fair value of warrants	(327)	2,279
Amortization of leases	150	490
Loss on asset disposals	7	—
Change in fair value of contingent consideration	34	—
Change in assets and liabilities:
Accounts receivable	(10,000)	(17,854)
Inventory	(11,370)	(6,126)
Prepaid expenses and other current assets	(3,417)	(3,252)
Accounts payable	56,826	45,094
Accrued expenses and other current liabilities	444	(10,599)
Deferred revenue	(6,063)	3,094
Other assets and liabilities	201	(2,326)
Net cash provided by operating activities	65,111	23,534
Cash flows from investing activities
Purchases of property and equipment	(215)	(693)
Investments in developed technology	(2,027)	(2,748)
Purchases of personal seat licenses	(365)	—
Net cash used in investing activities	(2,607)	(3,441)
Cash flows from financing activities
Payments of February 2022 First Lien Loan	(688)	—
Repurchase of common stock as treasury stock	(7,612)	—
Cash paid for milestone payments	(2,500)	—
Payments of June 2017 First Lien Loan	—	(465,712)
Proceeds from February 2022 First Lien Loan	—	275,000
Payments of deferred financing costs and other debt-related costs	—	(4,856)
Net cash used in financing activities	(10,800)	(195,568)
Net increase (decrease) in cash, cash equivalents, and restricted cash	51,704	(175,475)
Cash, cash equivalents, and restricted cash – beginning of period	252,290	489,810
Cash, cash equivalents, and restricted cash – end of period	$303,994	$314,335
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,941	$3,612
Cash paid for operating lease liabilities	$234	$694
Right-of-use assets obtained in exchange for lease obligations	$—	$3,406

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements. Our condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in our 2022 Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 7, 2023. Our condensed consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. New Accounting Standards

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

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

3. Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We have two reportable segments: Marketplace and Resale.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers. We earn revenue processing ticket sales from our Owned Properties, consisting of the Vivid Seats website and our mobile applications, and from our Private Label offering, which is comprised of numerous distribution partners.

Marketplace revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Marketplace revenues:
Owned Properties	$102,815	$83,666
Private Label	33,766	26,850
Total Marketplace revenues	$136,581	$110,516

Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended March 31,
	2023	2022
Marketplace revenues:
Concerts	$74,879	$58,673
Sports	45,600	38,915
Theater	15,390	12,615
Other	712	313
Total Marketplace revenues	$136,581	$110,516

Resale revenues were $24.5 million and $20.3 million during the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2023, Deferred revenue in the Condensed Consolidated Balance Sheets was $25.9 million, which primarily relates to Vivid Seats Rewards, our loyalty program. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue in the next seven years.

At December 31, 2022, $32.0 million was recorded as Deferred revenue, of which $10.9 million was recognized as revenue during the three months ended March 31, 2023. At December 31, 2021, $25.1 million was recorded as Deferred revenue, of which $4.0 million was recognized as revenue during the three months ended March 31, 2022.

4. Segment Reporting

Our reportable segments are Marketplace and Resale. Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers within our online secondary ticket marketplace. Through the Resale segment, we acquire tickets from primary sellers, which we then sell through secondary ticket marketplaces. Revenues and contribution margin are used by our Chief Operating Decision Maker ("CODM") to assess performance of the business. We define contribution margin as revenues less cost of revenues and marketing and selling expenses.

We do not report our assets, capital expenditures, general and administrative expenses or related depreciation and amortization expenses by segment, because our CODM does not use this information to evaluate the performance of our operating segments.

The following tables represent our segment information (in thousands):

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Three Months Ended March 31, 2023
	Marketplace	Resale	Consolidated
Revenues	$136,581	$24,482	$161,063
Cost of revenues (exclusive of depreciation and amortization shown separately below)	20,060	17,700	37,760
Marketing and selling	54,772	—	54,772
Contribution margin	$61,749	$6,782	68,531
General and administrative			32,389
Depreciation and amortization			2,598
Change in fair value of contingent consideration			34
Income from operations			33,510
Interest expense – net			3,280
Other income			(327)
Income before income taxes			$30,557

	Three Months Ended March 31, 2022
	Marketplace	Resale	Consolidated
Revenues	$110,516	$20,256	$130,772
Cost of revenues (exclusive of depreciation and amortization shown separately below)	16,409	15,755	32,164
Marketing and selling	54,228	—	54,228
Contribution margin	$39,879	$4,501	44,380
General and administrative			29,275
Depreciation and amortization			1,385
Income from operations			13,720
Interest expense – net			3,942
Loss on extinguishment of debt			4,285
Other expenses			2,279
Income before income taxes			$3,214

Substantially all of our sales occur, and assets reside, in the United States.

5. Accounts Receivable - Net

As of March 31, 2023 and December 31, 2022, Accounts receivable - net was $46.5 million and $36.5 million, respectively.

$28.1 million and $18.9 million of the Accounts receivable balance at March 31, 2023 and December 31, 2022, respectively, consisted of uncollateralized payment processor obligations due under normal trade terms typically requiring payment within three business days. Credit risk with respect to accounts receivable from payment processing entities is limited due to the consolidation of those receivables with large financial institutions and the frequency with which the receivables turn over.

$1.8 million and $1.0 million of the Accounts receivable balance at March 31, 2023 and December 31, 2022, respectively, consisted of amounts due from marketplace ticket sellers for cancelled event tickets. We recorded an allowance for credit losses of $0.3 million and $0.1 million at March 31, 2023 and December 31, 2022, respectively, to reflect potential challenges in collecting funds from marketplace ticket sellers. Accounts receivable balances are

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

stated net of allowance for credit losses and bad debt expense is presented as a reduction of Revenues in the Condensed Consolidated Statements of Operations.

$11.8 million and $11.7 million of the Accounts receivable balance at March 31, 2023 and December 31, 2022, respectively, consisted of amounts due from distribution partners for cancellation charges, primarily related to cancelled events. We recorded an allowance for credit losses of $3.5 million and $3.6 million at March 31, 2023 and December 31, 2022, respectively, to reflect potential challenges in collecting funds from distribution partners, particularly for amounts due upon usage of store credit previously issued to buyers. Accounts receivable balances are stated net of allowance for credit losses and bad debt expense is presented as a reduction of Revenues in the Condensed Consolidated Statements of Operations.

There were no write-offs for the three months ended March 31, 2023 and 2022.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Recovery of future customer compensation	$26,783	$23,311
Prepaid expenses	5,778	6,032
Other current assets	768	569
Total prepaid expenses and other current assets	$33,329	$29,912

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs increased by $3.5 million at March 31, 2023 as compared to the cost at December 31, 2022 due to an increase in the reserve for future cancellations driven by higher volume of sales for future events as of March 31, 2023. The provision related to these expected recoveries is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

7. Goodwill and Intangible Assets

Definite-lived intangible assets includes developed technology and customer relationships, which had a net carrying amount of $17.1 million and $17.3 million at March 31, 2023 and December 31, 2022, respectively, and accumulated amortization of $11.9 million and $9.6 million at March 31, 2023 and December 31, 2022, respectively.

Our goodwill is included in our Marketplace segment.

The net changes in the carrying amounts of our intangible assets and goodwill were as follows (in thousands):

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2023	$17,310	$64,666	$715,258
Capitalized development costs	2,082	—	—
Amortization	(2,258)	—	—
Balance at March 31, 2023	$17,134	$64,666	$715,258

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2022	$13,845	$64,666	$718,204
Capitalized development costs	2,748	—	—
Amortization	(1,315)	—	—
Balance at March 31, 2022	$15,278	$64,666	$718,204

We had recorded $563.2 million of cumulative impairment charges related to our intangible assets and goodwill as of March 31, 2023 and December 31, 2022.

Amortization expense on our definite-lived intangible assets was $2.3 million for the three months ended March 31, 2023, and $1.3 million for the three months ended March 31, 2022. Amortization expense is presented in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued marketing expense	$30,912	$26,873
Accrued taxes	889	542
Accrued customer credits	83,034	88,167
Accrued future customer compensation	33,597	30,181
Accrued contingencies	3,432	5,898
Accrued payroll	4,554	10,660
Other current liabilities	27,347	19,649
Total accrued expenses and other current liabilities	$183,765	$181,970

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, known as breakage, provided that the credits are not subject to escheatment. We estimate breakage based on historical usage trends and available data on comparable programs, and recognize breakage in proportion to the pattern of redemption for customer credits. Our breakage estimate could be impacted by future activity differing from our estimates, the effects of which could be material. During the three months ended March 31, 2023, $2.6 million of accrued customer credits were redeemed and we recognized $4.6 million of revenue from breakage. During the three months ended March 31, 2022, $9.8 million of accrued customer credits were redeemed and we recognized $0.6 million of revenue from breakage. Breakage amounts are net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations and are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the three months ended March 31, 2023 and 2022, we recognized a net decrease in revenue of $0.8 million and a net increase in revenue of $1.1 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Accrued contingencies primarily decreased as a result of a milestone payment to Betcha Sports, Inc. ("Betcha", which was rebranded as "Vivid Picks") of $2.5 million in cash.

Other current liabilities primarily increased as a result of accrued, but not paid, tax distributions, and accrued interest during the three months ended March 31, 2023.

9. Debt

Our outstanding debt is comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
February 2022 First Lien Loan	$272,250	$272,938
Total long-term debt, gross	272,250	272,938
Less: unamortized debt issuance costs	(5,116)	(5,290)
Total long-term debt, net of issuance costs	267,134	267,648
Less: current portion	(2,750)	(2,750)
Total long-term debt, net	$264,384	$264,898

June 2017 Term Loans

On June 30, 2017, we entered into a $575.0 million first lien debt facility, comprised of a $50.0 million revolving facility and a $525.0 million term loan (the “June 2017 First Lien Loan”), and a second lien credit facility, comprised of a $185.0 million second lien term loan (the “June 2017 Second Lien Loan”). The June 2017 First Lien Loan was amended to upsize the committed amount by $115.0 million on July 2, 2018. On October 28, 2019, we paid off the June 2017 Second Lien Loan balance. The underlying revolving credit facility, part of the June 2017 First Lien Loan, was subsequently retired on May 22, 2020. On October 18, 2021, we made an early principal payment related to the June 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the merger transaction with Horizon Acquisition Corporation ("Merger Transaction") and private investment in public equity. On February 3, 2022, we repaid $190.7 million of the outstanding balance of the June 2017 First Lien Loan and refinanced the remaining balance with a new $275.0 million term loan.

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining June 2017 First Lien Loan with a new $275.0 million term loan (the "February 2022 First Lien Loan") with a maturity date of February 3, 2029. In connection with the February 2022 First Lien Loan, we also entered into a new revolving credit facility (the “Revolving Facility”), which allows for an aggregate principal amount of $100.0 million and has a maturity date of February 3, 2027. At March 31, 2023, we had no outstanding borrowings under our Revolving Facility.

The terms of the February 2022 First Lien Loan specified a secured overnight financing rate (“SOFR”) based floating interest rate and revised the springing financial covenant under the June 2017 First Lien Loan to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. It requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor. The effective

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

interest rate on the February 2022 First Lien Loan was 8.34% and 7.98% per annum at March 31, 2023 and December 31, 2022, respectively.

Our February 2022 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace. Therefore, the fair value is estimated on a Level 2 basis. At March 31, 2023 and December 31, 2022, respectively, the fair value of our February 2022 First Lien Loan approximated the carrying value.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the February 2022 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness, and in certain circumstances, create restrictions on the ability to enter into transactions with affiliates; create liens; merge or consolidate; and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of March 31, 2023, we were in compliance with all of our debt covenants related to the February 2022 First Lien Loan.

Due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan, we incurred a loss of $4.3 million for the three months ended March 31, 2022, which is presented in Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations.

10. Financial Instruments

We issued the following warrants during the year ended December 31, 2021 in connection with the Merger Transaction:

Public Warrants

We issued warrants to purchase 18,132,776 shares of Class A common stock at an exercise price of $11.50 per share ("Public Warrants") to former warrant holders of Horizon Acquisition, of which 5,166,666 shares were issued to Horizon Sponsor. These warrants are traded on the Nasdaq Stock Market under the symbol “SEATW.” As of March 31, 2023, we had 6,766,853 outstanding Public Warrants.

Private Warrants

We issued warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share to Horizon Sponsor. The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable by us. As of March 31, 2023, we had 6,519,791 outstanding Private Warrants.

Exercise Warrants

We issued warrants to purchase 17,000,000 shares of Class A common stock at an exercise price of $10.00 per share (“$10 Exercise Warrants”) and warrants to purchase 17,000,000 of Class A common stock at an exercise of $15.00 per share (“$15 Exercise Warrants”; together with the $10 Exercise Warrants, “Exercise Warrants”). The Exercise Warrants have similar terms to the Public Warrants, except that the Exercise Warrants have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable. As of March 31, 2023, we had 17,000,000 $10 Exercise Warrants outstanding and 17,000,000 $15 Exercise Warrants outstanding.

Mirror Warrants

Hoya Intermediate issued warrants to VSI to purchase 17,000,000 Intermediate Units at an exercise price of $10.00 per unit (“$10 Mirror Warrants”), warrants to purchase 17,000,000 Intermediate Units at an exercise of $15.00 per unit (“$15 Mirror Warrants”), warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (“$11.50 Mirror Warrants”; together with the $10 Mirror Warrants and $15 Mirror Warrants, “Mirror Warrants”). The number and terms of the Mirror Warrants are identical to the Public, Private and Exercise Warrants, respectively. Upon the valid exercise of a Public Warrant, Private Warrant and Exercise Warrant, Hoya

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Intermediate will issue to VSI an equivalent number of Intermediate Units. Similarly, if a Public, Private or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered. As of March 31, 2023, we had 17,000,000 $10 Mirror Warrants outstanding, 17,000,000 $15 Mirror Warrants outstanding and 13,286,644 $11.50 Mirror Warrants outstanding.

Hoya Intermediate Warrants

Hoya Intermediate issued the warrants to Hoya Topco, which consist of (i) warrants to purchase 3,000,000 shares of common units of Hoya Intermediate (“Intermediate Units”) at an exercise price of $10.00 per share, and (ii) warrants to purchase 3,000,000 shares of Intermediate Units at an exercise of $15.00 per share (collectively, the "Hoya Intermediate Warrants").

A portion of the Hoya Intermediate Warrants, consisting of warrants to purchase 1,000,000 Intermediate Units at exercise prices of $10.00 and $15.00 per unit, respectively (“Option Contingent Warrants”), were issued in tandem with stock options we issued to members of our management team (“Management Options”). The Option Contingent Warrants only become exercisable by Hoya Topco if a Management Option is forfeited or expires unexercised. As of March 31, 2023, less than 0.1 million of the corresponding Management Options had been forfeited or expired.

Hoya Intermediate Warrants allow for cash redemption at the option of the warrant holder. Hence, the Hoya Intermediate Warrants are classified as a liability in Other liabilities on our Condensed Consolidated Balance Sheets. Upon consummation of the Merger Transaction, we recorded a warrant liability of $20.4 million, reflecting the fair value of the Hoya Intermediate Warrants determined using the Black Scholes model. Upon consummation of the Merger Transaction, the fair value of the Hoya Intermediate Warrants included Option Contingent Warrants of $1.6 million. The estimated fair value of the Option Contingent Warrants is adjusted to reflect the probability of forfeiture of the corresponding stock options based on historical forfeiture rates for Hoya Topco profits interests.

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants:

	March 31,	December 31,
	2023	2022
Estimated volatility	37.0%	39.0%
Expected term (years)	8.6	8.8
Risk-free rate	3.5%	3.9%
Expected dividend yield	0.0%	0.0%

For the three months ended March 31, 2023 and 2022, the fair value of the Hoya Intermediate Warrants and Option Contingent Warrants decreased by $0.3 million and increased by $2.3 million, respectively, which is presented in Other (income) expense on the Condensed Consolidated Statements of Operations.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout, which we have settled. On January 5, 2022, we issued coupons to certain members of the class. Other members were notified in 2022 that they are eligible to submit a claim for a coupon, which they received in 2023. As of March 31, 2023 and December 31, 2022, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving settlement of one of the lawsuits was entered by the court on November 1, 2021. As such, after insurance, $4.5 million was funded to a claims settlement pool in 2021 and fully disbursed in 2022. A settlement was reached in another of the lawsuits in July 2022 which established a separate claims settlement pool of up to $2.5 million. That settlement received final approval from the court on January 31, 2023 and the settlement pool will be funded in 2023. As of March 31, 2023 and December 31, 2022, we had accrued a liability of $1.5 million and $1.6 million, respectively, within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to these matters.

We are a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. We deny these allegations and intend to vigorously defend against this lawsuit. Based on the information currently available, we are unable to reasonably estimate a possible loss or range of possible losses. As a result, no litigation reserve has been recorded in the Condensed Consolidated Balance Sheets related to this matter.

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

Share Repurchase Program

On May 25, 2022, our board of directors authorized a share repurchase program of our Class A common stock of up to $40.0 million ("Repurchase Program"). The Repurchase Program was announced on May 26, 2022 and was effective through March 31, 2023. For the period ended March 31, 2023, we repurchased 1.0 million shares of our Class A common stock for $7.6 million under the Repurchase Program and paid less than $0.1 million in commissions. Cumulatively under the Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions. The share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets.

12. Related-Party Transactions

Vivid Cheers Inc.

In December 2020, Vivid Cheers Inc. (“Vivid Cheers”) was incorporated as a non-profit organization within the meaning of Section 501(c)(3) of the Internal Revenue Code. Vivid Cheers’ mission is to support causes and organizations dedicated to healthcare, education, and support of workers in the live events industry during times of

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

need. We have the right to elect the Board of Directors of Vivid Cheers, which currently comprises our executives. We do not have a controlling financial interest in Vivid Cheers, and accordingly, do not consolidate Vivid Cheers’ statement of activities with its financial results. We made no charitable contributions to Vivid Cheers during the three months ended March 31, 2023. We made charitable contributions to Vivid Cheers of $0.6 million during the three months ended March 31, 2022. We had no accrued charitable contributions payable as of March 31, 2023 and December 31, 2022.

Viral Nation Inc.

Viral Nation Inc. ("Viral Nation") is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of our Board, is the co-founder, Chairman and CEO of Eldridge Industries, which owns in excess of 25% of Viral Nation. We incurred no expense and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, which is presented in Marketing and selling expenses in the Consolidated Statements of Operations.

Rolling Stone

Rolling Stone is a high-profile magazine and media platform that focuses on music, film, TV, and news coverages. Todd Boehly, a member of our Board, is the co-founder, Chairman and CEO of Eldridge Industries, which owns in excess of 20% of Rolling Stone. We incurred an expense of $0.3 million and $0.1 million as part of our multifaceted partnership with Rolling Stone for the three months ended March 31, 2023 and 2022, respectively, which is presented in Marketing and selling expenses in the Consolidated Statements of Operations.

Khoros, LLC

Khoros, LLC ("Khoros") is a social media engagement and management platform. Martin Taylor, a member of our Board, is a principal at Vista Equity Partners, which is one of our investors and a majority owner of Khoros. We incurred an expense of less than $0.1 million for the three months ended March 31, 2023, which is presented in General and administrative expenses in the Consolidated Statements of Operations. There was no expense for the three months ended March 31, 2022.

13. Income Taxes

We recorded a valuation allowance against our net deferred tax asset as of March 31, 2023 and December 31, 2022. We expect to continue maintaining a full valuation allowance on our net deferred tax asset until there is sufficient positive evidence to support the reversal of a portion of this allowance. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 3 to 6 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion or the entirety of the valuation allowance will no longer be necessary to be recorded against our net deferred tax asset. Release of the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and an income tax benefit in the period in which the release of the valuation allowance is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of positive evidence becoming available.

For the three months ended March 31, 2023 and 2022, we recorded a $0.3 million and $0.1 million income tax expense in continuing operations, respectively. Our effective income tax rate differs from the 21% U.S. federal statutory rate due to a non-controlling interest adjustment for VSI's allocable share of Hoya Intermediate's income, release of valuation allowances due to utilization of attributes, and state taxes.

14. Equity Based Compensation

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The 2021 Incentive Award Plan ("2021 Plan") was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors and consultants. The 2021 Plan became effective on October 18, 2021 upon closing of the Merger Transaction.

Restricted Stock Units ("RSUs")

On March 11, 2023, we granted 2.5 million RSUs to certain employees at a weighted average grant date fair value of $7.17 per share. RSUs granted to employees vest over three years, with one-third vesting upon the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

We account for forfeitures of outstanding, but unvested grants, in the period they occur. During the three months ended March 31, 2023, there were less than 0.1 million RSUs forfeited. During the three months ended March 31, 2023 and 2022, 0.5 million and less than 0.1 million RSUs vested, respectively. At March 31, 2023, we had 4.5 million total RSUs outstanding and 2.6 million RSUs were outstanding at December 31, 2022.

Stock options

On March 10, 2023, we granted 3.6 million stock options at an exercise price of $7.17 to certain employees. The grant date fair value is $3.30 per option. Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date. These stock options vest over three years, with one-third vesting upon the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter. The stock options have a contractual term of ten years from the date of the grant, subject to the employee’s continued employment through the applicable vesting date. The fair value of stock options granted is estimated on the grant date using the Black-Scholes model. The following assumptions were used to calculate the fair value of our stock awards on March 10, 2023:

Volatility	42.0%
Expected term (years)	5.9
Risk-free rate	3.9%
Dividend yield	0.0%

At March 31, 2023, there were 9.7 million total stock options outstanding and 6.1 million stock options were outstanding as of December 31, 2022. No stock options were exercised during the three months ended March 31, 2023. During the three months ended March 31, 2023, there were less than 0.1 million stock options forfeited or expired.

Compensation expense

For the three months ended March 31, 2023, equity-based compensation expense related to RSUs was $2.7 million compared to $1.3 million for the three months ended March 31, 2022. Unrecognized compensation expense relating to unvested RSUs as of March 31, 2023, was $41.7 million, which is expected to be recognized over a weighted average period of approximately three years.

For the three months ended March 31, 2023, equity-based compensation expense related to stock options was $1.8 million compared to $1.1 million for the three months ended March 31, 2022. Unrecognized compensation expense relating to unvested stock options as of March 31, 2023, was $29.1 million, which is expected to be recognized over a weighted average period of approximately three years.

For the three months ended March 31, 2023 and 2022, equity-based compensation expense related to profit interests was $1.0 million. Unrecognized compensation expense as of March 31, 2023 related to these incentive units was $3.5 million, which is expected to be recognized over a weighted average period of approximately two years.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

For the three months ended March 31, 2023, equity-based compensation expense excludes $0.5 million related to capitalized development costs.

15. Earnings Per Share

We calculate basic and diluted net income per share of Class A common stock in accordance with ASC 260, Earnings per Share. Class B common stock does not have economic rights in VSI and as a result, is not considered a participating security for basic and diluted income per share. As such, basic and diluted income per share of Class B common stock has not been presented. However, holders of Class B common stock are allocated income in Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net income attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate's net income incurred in each quarterly period by Hoya Topco's weighted average percentage ownership of Intermediate Units during the period. Hoya Topco has the right to exchange its Intermediate Units for shares of VSI Class A common stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by the Board of VSI, which as of March 31, 2023, is controlled by investors in Hoya Topco. The ability to put Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A common stock and subject to our Board's approval.

The following table provides the net income attributable to Hoya Topco's redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income—Hoya Intermediate	$30,272	$3,138
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income (loss)	59.8%	59.9%
Net income attributable to Hoya Topco's redeemable noncontrolling interests	$18,090	$1,879

Net income to Class A common stock–basic is calculated by subtracting the portion of Hoya Intermediate's net income attributable to redeemable noncontrolling interests from our total net income, which includes our net income for activities outside of our investment in Hoya Intermediate as well as the full results of Hoya Intermediate on a consolidated basis.

Net income per Class A common stock–diluted is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Net income attributable to Class A common stockholders–diluted is adjusted for our share of Hoya Intermediate’s consolidated net income after giving effect to Intermediate Units that convert into potential shares of Class A common stock, to the extent it is dilutive. In addition, Net income attributable to Class A common stockholders–diluted is adjusted for the impact of changes in the fair value of Hoya Intermediate Warrants, to the extent they are dilutive.

The following tables set forth the computation of basic and diluted net income per share of Class A common stock for the periods where we had Class A and Class B common stock outstanding (in thousands, except share and per share data):

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator—basic:
Net income	$30,272	$3,138
Less: Income attributable to redeemable noncontrolling interests	18,090	1,879
Net income attributable to Class A Common Stockholders—basic	12,182	1,259
Denominator—basic:
Weighted average Class A common stock outstanding—basic	77,410,820	79,151,929
Net income per Class A common stock—basic	$0.16	$0.02

Numerator—diluted:
Net income attributable to Class A Common Stockholders—basic	$12,182	$1,259
Net income effect of dilutive securities:
Effect of dilutive Noncontrolling Interest	16,849	1,720
Effect of Exercise Warrants	—	9
Effect of RSUs	20	—
Net income attributable to Class A Common Stockholders—diluted	29,051	2,988
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	77,410,820	79,151,929
Weighted average effect of dilutive securities:
Effect of dilutive Noncontrolling Interest	118,200,000	118,200,000
Effect of Exercise Warrants	—	1,035,625
Effect of RSUs	213,162	26,593
Weighted average Class A common stock outstanding—diluted	195,823,982	198,414,147
Net income per Class A common stock—diluted	$0.15	$0.02

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

The following tables present potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented that could potentially dilute earnings per share in the future:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
RSUs	991,301	1,292,011
Stock options	9,698,759	6,660,995
Public Warrants and Private Warrants	13,286,644	24,652,569
Exercise Warrants	34,000,000	17,000,000
Hoya Intermediate Warrants	6,000,000	6,000,000
Noncontrolling Interest	—	—

VIVID SEATS INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of our 2022 Form 10-K and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets from ticket sellers while enabling ticket sellers to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. During the three months ended March 31, 2023, our revenues were $161.1 million and our Marketplace Gross Order Value ("Marketplace GOV") was $855.5 million. During the three months ended March 31, 2022, our revenues were $130.8 million and our Marketplace GOV was $742.1 million. Our net income was $30.3 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

The following table summarizes our key business metrics and non-GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2023	2022
Marketplace GOV(1)	$855,528	$742,138
Total Marketplace orders(2)	2,275	2,019
Total Resale orders(3)	87	68
Adjusted EBITDA(4)	$42,435	$21,012
(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV was negatively impacted by event cancellations in the amount of $12.1 million during the three months ended March 31, 2023, and $34.8 million during the three months ended March 31, 2022.
(2)
Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform during a period, net of event cancellations that occurred during that period. During the three months ended March 31, 2023, our Marketplace segment experienced 20,480 event cancellations, compared to 91,400 event cancellations during the three months ended March 31, 2022.
(3)
Total Resale orders represent the volume of Resale segment orders sold by our Resale team in a period, net of event cancellations that occurred during that period. During the three months ended March 31, 2023, our Resale segment experienced 685 event cancellations, compared to 2,559 event cancellations during the three months ended March 31, 2022.
(4)
Adjusted EBITDA is not a measure defined under US GAAP accounting principles. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Refer to the Adjusted EBITDA section below for a reconciliation to its most directly comparable GAAP measure.

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

Our Marketplace GOV is impacted by seasonality, and typically sees increased activity in the fourth quarter when all major sports leagues are in season and we experience increases in order volume for theater events during the holiday season and concert on-sales for the subsequent year. Quarterly fluctuations in our Marketplace GOV result from the number of cancellations, the popularity and demand of performers, tours, teams, and events, and the length and team composition of sports playoff series and championship games.

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

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$30,272	$3,138
Income tax expense	285	76
Interest expense – net	3,280	3,942
Depreciation and amortization	2,598	1,385
Sales tax liability(1)	—	922
Transaction costs(2)	456	1,402
Equity-based compensation(3)	5,530	3,597
Loss on extinguishment of debt(4)	—	4,285
Litigation, settlements and related costs(5)	300	(14)
Change in fair value of warrants(6)	(327)	2,279
Change in fair value of contingent consideration(7)	34	—
Loss on asset disposals(8)	7	—
Adjusted EBITDA	$42,435	$21,012
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
(2)
Transaction costs consist of legal; accounting; tax and other professional fees; personnel-related costs, which consist of retention bonuses; and integration costs. Transaction costs recognized in 2023 were primarily related to legal expenses and retention bonuses related to Betcha Sports, Inc. (rebranded as "Vivid Picks"). Transaction costs recognized in 2022 were related to the Merger Transaction, the acquisition of Betcha and the refinancing of the remaining June 2017 First Lien Loan with a new February 2022 First Lien Loan.
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
(6)
This relates to the revaluation of warrants to purchase Intermediate Units held by Hoya Topco following the Merger Transaction.
(7)
This relates to the revaluation of Vivid Picks cash earnouts.
(8)
This relates to asset disposals, which are not considered indicative of our core operating performance.

Key Factors Affecting our Performance

There have been no material changes from the “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section disclosed in our 2022 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenues	$161,063	$130,772	$30,291	23%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	37,760	32,164	5,596	17%
Marketing and selling	54,772	54,228	544	1%
General and administrative	32,389	29,275	3,114	11%
Depreciation and amortization	2,598	1,385	1,213	88%
Change in fair value of contingent consideration	34	—	34	100%
Income from operations	33,510	13,720	19,790	144%
Other (income) expense:
Interest expense – net	3,280	3,942	(662)	(17)%
Loss on extinguishment of debt	—	4,285	(4,285)	(100)%
Other (income) expense	(327)	2,279	(2,606)	(114)%
Income before income taxes	30,557	3,214	27,343	851%
Income tax expense	285	76	209	275%
Net income	30,272	3,138	27,134	865%
Net income attributable to redeemable noncontrolling interests	18,090	1,879	16,211	863%
Net income attributable to Class A Common Stockholders	$12,182	$1,259	$10,923	868%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenues:
Marketplace	$136,581	$110,516	$26,065	24%
Resale	24,482	20,256	4,226	21%
Total revenues	$161,063	$130,772	$30,291	23%

Total revenues increased $30.3 million, or 23%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase, which occurred in both our Marketplace and Resale segments, resulted from an increase in new orders processed resulting from an increased number of live events sold and fewer event cancellations. The three months ended March 31, 2022 were negatively impacted by the Omicron variant in addition to abnormally high cancellations that were unrelated to the COVID-19 pandemic.

Marketplace

The following table presents Marketplace revenues by event category (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenues:
Concerts	$74,879	$58,673	$16,206	28%
Sports	45,600	38,915	6,685	17%
Theater	15,390	12,615	2,775	22%
Other	712	313	399	127%
Total Marketplace revenues	$136,581	$110,516	$26,065	24%

Marketplace revenues increased $26.1 million, or 24%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in Marketplace revenues for the three months ended March 31, 2023 resulted from an increase in new orders processed due to an increased number of live events sold, fewer event cancellations and a reduction in Vivid Seats Rewards contra revenue based on updated trends following changes to our loyalty program in Q4 2022.

Total Marketplace orders increased 0.3 million, or 13%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Cancellation charges, which are recognized as a reduction to revenues, were $3.6 million for the three months ended March 31, 2023 compared to $16.0 million for the three months ended March 31, 2022. Cancellation charges for the three months ended March 31, 2023 were lower than the three months ended March 31, 2022 due to significantly fewer event cancellations.

Marketplace revenues by business model consisted of the following (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenues:
Owned Properties	$102,815	$83,666	$19,149	23%
Private Label	33,766	26,850	6,916	26%
Total Marketplace revenues	$136,581	$110,516	$26,065	24%

The increase in revenue from Owned Properties during the three months ended March 31, 2023 resulted from an increase in new orders processed across each event category driven by more events sold and fewer event cancellations.

Within the Marketplace segment, we also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. Our referral fee revenue was $7.2 million and $9.5 million during the three months ended March 31, 2023 and 2022, respectively. Referral fees were lower for the three months ended

March 31, 2023 compared to the three months ended March 31, 2022 as insurance attachment rate to orders declined.

Resale

Resale revenues increased $4.2 million, or 21%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase resulted primarily from higher order volume. Total Resale orders increased less than 0.1 million, or 28%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Cancellation charges, classified as a reduction of revenue, negatively impacted Resale revenue by $0.5 million for the three months ended March 31, 2023, and $0.2 million for the three months ended March 31, 2022 due to an increase in the reserve for future cancellations.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Cost of revenues:
Marketplace	$20,060	$16,409	$3,651	22%
Resale	17,700	15,755	1,945	12%
Total cost of revenues	$37,760	$32,164	$5,596	17%

Total cost of revenues increased $5.6 million, or 17%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase to total cost of revenues resulted primarily from higher revenues in both our Marketplace and Resale segments.

Marketplace

Marketplace cost of revenues increased $3.7 million, or 22%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in cost of revenues is relatively consistent with the increase in total Marketplace revenues, which increased by 24%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Resale

Resale cost of revenues increased $1.9 million, or 12%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in Resale cost of revenues is not consistent with the increase in Resale revenues due to higher margins for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, resulting from particular inventory positions taken that were in high demand.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Marketing and selling:
Online	$49,108	$49,850	$(742)	(1)%
Offline	5,664	4,378	1,286	29%
Total marketing and selling	$54,772	$54,228	$544	1%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $0.5 million, or 1%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in expenses primarily resulted from greater spending on offline advertising. Our spending on offline advertising increased by $1.3 million, or 29%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to increased brand awareness marketing efforts. Despite increased revenues, our online advertising spending decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as we continued to test and pursue incremental efficiencies.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
General and administrative:
Personnel expenses	$24,691	$19,737	$4,954	25%
Non-income tax expenses	456	1,239	(783)	(63)%
Other	7,242	8,299	(1,057)	(13)%
Total general and administrative	$32,389	$29,275	$3,114	11%

Total general and administrative expenses increased $3.1 million, or 11%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher personnel expenses from higher employee headcount, partially offset by a decrease in other expenses primarily due to lower professional services fees.

Depreciation and Amortization

Depreciation and amortization expenses increased $1.2 million, or 88%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily related to an increase in development activities related to our platform and the intangibles acquired as part of the Vivid Picks acquisition.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was less than $0.1 million during the three months ended March 31, 2023 due to the fair value remeasurement of cash earnouts.

Other (Income) Expense

Interest expense – net

Interest expense decreased $0.7 million, or 17%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We reduced our outstanding debt balance and effective interest rate on February 3, 2022 when we refinanced the June 2017 First Lien Loan with the February 2022 First Lien Loan.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.3 million during the three months ended March 31, 2022 due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan. There was no loss on extinguishment of debt for the three months ended March 31, 2023.

Other (income) expense

Other (income) expense decreased $2.6 million, or 114%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the fair value remeasurement of the Hoya Intermediate Warrants.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from our operating activities. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months. As of March 31, 2023, we had $303.3 million of cash and cash equivalents. Cash and cash equivalents consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. For the three months ended March 31, 2023, we generated positive cash flows from our operating activities.

Loan Agreements

We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021. In the first quarter of 2022, we repaid $190.7 million of the outstanding June 2017 First Lien Loan. On February 3, 2022, we entered into an amendment which refinances the remaining June 2017 First Lien Loan with a new $275.0 million February 2022 First Lien Loan with a maturity date of February 3, 2029, adds the "Revolving Facility", replaces the LIBOR based floating interest rate with a term SOFR based floating interest rate and revises the springing financial covenant to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan will carry an interest rate of SOFR plus 3.25%. The SOFR rate for the February 2022 First Lien Loan is subject to a 0.5% floor.

As of March 31, 2023, we are only party to one credit facility, the February 2022 First Lien Loan. At March 31, 2023, we had no outstanding borrowings under our Revolving Facility.

Share Repurchase Program

On May 25, 2022, our Board authorized the Repurchase Program. The Repurchase Program was announced on May 26, 2022 was effective through March 31, 2023. For the period ended March 31, 2023, we repurchased 1.0 million shares of our Class A common stock for $7.6 million under the Repurchase Program and paid less than $0.1 million in commissions. Cumulatively under the Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions. The share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets.

Distributions to non-controlling interests

Per the Hoya Intermediate LLC agreement, Hoya Intermediate is required to make pro-rata tax distributions to its members, of which $3.8 million was distributed to non-controlling interests in the three months ended March 31, 2023.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$65,111	$23,534
Net cash used in investing activities	(2,607)	(3,441)
Net cash used in financing activities	(10,800)	(195,568)
Net increase (decrease) in cash and cash equivalents	$51,704	$(175,475)

Cash Provided by Operating Activities

Net cash provided by operating activities was $65.1 million for the three months ended March 31, 2023 due to $30.3 million in net income, non-cash charges of $8.2 million, and net cash inflows from a $26.6 million change in net operating assets. The net cash inflows from the change in our net operating assets were primarily due to an increase in accounts payable resulting from seasonal fluctuations.

Net cash provided by operating activities was $23.5 million for the three months ended March 31, 2022 due to $3.1 million in net income, non-cash charges of $12.4 million, and net cash inflows from a $8.0 million change in net operating assets. The net cash inflows from the change in our net operating assets were primarily due to the increase in operations as COVID-19 mitigation measures eased.

Cash Used in Investing Activities

Net cash used in investing activities was $2.6 million and $3.4 million, respectively, for the three months ended March 31, 2023 and March 31, 2022. This was primarily related to capital spending on development activities related to our platform.

Cash Used in Financing Activities

Net cash used in financing activities was $10.8 million for the three months ended March 31, 2023, which was primarily related to our Repurchase Program.

Net cash used in financing activities for the three months ended March 31, 2022 was $195.6 million. This was due to the repayment of the June 2017 First Lien Loan in connection with the refinancing.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our 2022 Form 10-K for the fiscal year ended December 31, 2022. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in the 2022 Form 10-K.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. We maintain floating-rate debt that bears interest based on market rates plus an applicable spread. Because our interest rate is tied to market rates, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate borrowings. A hypothetical 1% increase or decrease in interest rates, assuming rates are above our interest rate floor, would change our interest expense by $0.7 million based on amounts outstanding under the February 2022 First Lien Loan during the three months ended March 31, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of March 31, 2023 due to the reasons described below.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the implementation of segregation of duties as part of our control activities, establishment of clearly defined roles within our finance and accounting functions and the number of personnel in our finance and accounting functions with an appropriate level of technical accounting and SEC reporting experience, which in the aggregate, constitute a material weakness.

Remediation Activities

As part of our plan to remediate this material weakness, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We have hired, and plan to continue to hire, additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities and appropriate segregation of duties. During the three months ended March 31, 2023, we made progress in our remediation of the material weakness. While progress has been made to enhance our internal control, additional time is required to complete implementation and to assess and ensure the sustainability of these controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies, in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 25, 2022, our Board authorized the Repurchase Program. The Repurchase Program was announced on May 26, 2022 and was effective through March 31, 2023. For the period ended March 31, 2023, we repurchased 1.0 million shares of our Class A common stock for $7.6 million under the Repurchase Program and paid less than $0.1 million in commissions. Cumulatively under the Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions. The share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets.

The following table provides information about purchases of shares of our common stock:

Date	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Program (in millions)
January 1-31, 2023	888,036	7.97	888,036	0.5
February 1-28, 2023	60,984	8.49	60,984	—
March 1-31, 2023	—	—	—	$—
Total	949,020	$8.00	949,020

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

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
May 9, 2023

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
May 9, 2023