Form 10-Q
period 2023-06-30
Vivid Seats Inc.
filed 2023-08-08
CIK 1856031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had outstanding 96,384,194 shares of Class A common stock, $0.0001 par value per share, net of treasury shares, and 99,800,000 shares of Class B common stock, $0.0001 par value per share.

forward-looking statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements regarding future events and the future results of Vivid Seats Inc. that are based on our current expectations, estimates, forecasts and projections about our business and the industries in which we operate and the beliefs and assumptions of our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” and “could,” as well as similar expressions which predict or indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements.

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
o
our ability to identify suitable acquisition targets, and to complete and realize the expected benefits of planned acquisitions;
o
our ability to comply with applicable regulatory regimes;
o
our ability to successfully defend against litigation;
o
our ability to maintain the integrity of our information systems and infrastructure, and to mitigate possible cyber security risks;
o
our ability to generate sufficient cash flows or raise additional capital necessary to fund our operations;
o
the impact of pandemics on our business and the industries in which we operate; and
o
other factors detailed in the “Risk Factors” sections of this Report, our Form 10-K for the fiscal year ended December 31, 2022 (together with Amendment No. 1 thereto, our “2022 Form 10-K”) and our other filings with the Securities and Exchange Commission (the “SEC”).

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements are not guarantees of future performance, conditions or results, and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those anticipated in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report or, in the case of statements incorporated herein by reference, as of the date of the incorporated document. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

Important factors that could cause or contribute to such differences include, but are not limited to, those discussed under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report and our 2022 Form 10-K, as well as in our press releases and other filings with the SEC.

Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events, or otherwise.

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data) (Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$306,202	$251,542
Restricted cash	672	748
Accounts receivable – net	46,301	36,531
Inventory – net	28,010	12,783
Prepaid expenses and other current assets	46,608	29,912
Total current assets	427,793	331,516
Property and equipment – net	10,356	10,431
Right-of-use assets – net	7,564	7,859
Intangible assets – net	82,031	81,976
Goodwill	715,258	715,258
Deferred tax assets	79,275	1,853
Other non-current assets	2,407	2,538
Total assets	$1,324,684	$1,151,431
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$204,217	$161,312
Accrued expenses and other current liabilities	192,038	181,970
Deferred revenue	30,070	31,983
Current maturities of long-term debt	2,750	2,750
Total current liabilities	429,075	378,015
Long-term debt – net	263,873	264,898
Long-term lease liabilities	14,808	14,911
Tax Receivable Agreement liability	98,977	—
Other non-current liabilities	20,868	13,445
Total long-term liabilities	398,526	293,254
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	790,416	862,860

Shareholders' deficit
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 101,611,805 and 82,410,774 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	11	8
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 99,800,000 and 118,200,000 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	10	12
Additional paid-in capital	717,990	663,908
Treasury stock, at cost, 5,291,497 and 4,342,477 shares at June 30, 2023 and December 31, 2022, respectively	(40,106)	(32,494)
Accumulated deficit	(971,238)	(1,014,132)
Total Shareholders' deficit	(293,333)	(382,698)
Total liabilities, Redeemable noncontrolling interests, and Shareholders' deficit	$1,324,684	$1,151,431

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$165,380	$147,694	$326,443	$278,466
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	42,616	32,422	80,376	64,586
Marketing and selling	65,192	59,412	119,964	113,640
General and administrative	38,307	36,207	70,696	65,482
Depreciation and amortization	2,704	1,726	5,302	3,111
Change in fair value of contingent consideration	(1,052)	—	(1,018)	—
Income from operations	17,613	17,927	51,123	31,647
Other (income) expense:
Interest expense – net	2,772	2,699	6,052	6,641
Loss on extinguishment of debt	—	—	—	4,285
Other (income) expense	1,000	(8,832)	673	(6,553)
Income before income taxes	13,841	24,060	44,398	27,274
Income tax expense (benefit)	(24,485)	—	(24,200)	76
Net income	38,326	24,060	68,598	27,198
Net income attributable to redeemable noncontrolling interests	7,614	14,405	25,704	16,284
Net income attributable to Class A Common Stockholders	$30,712	$9,655	$42,894	$10,914

Net income per Class A common stock:
Basic	$0.36	$0.12	$0.53	$0.14
Diluted	$0.20	$0.12	$0.35	$0.14
Weighted average Class A common stock outstanding:
Basic	85,269,196	79,256,354	81,319,369	79,204,430
Diluted	196,377,470	79,259,017	196,128,259	79,737,582

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$38,326	$24,060	$68,598	$27,198
Other comprehensive income:
Comprehensive income, net of taxes	$38,326	$24,060	$68,598	$27,198
Comprehensive income attributable to redeemable noncontrolling interests	7,614	14,405	25,704	16,284
Comprehensive income attributable to Class A Common Stockholders	$30,712	$9,655	$42,894	$10,914

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except for share data) (Unaudited)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total shareholders' deficit
Balances at January 1, 2022	$1,286,016	79,091,871	$8	118,200,000	$12	$182,091	—	$—	$(1,042,794)	$(860,683)
Net income	1,879	—	—	—	—	—	—	—	1,259	1,259
Issuance of shares	—	75,072	—	—	—	—	—	—	—	—
Deemed contribution from former parent	691	—	—	—	—	463	—	—	—	463
Equity-based compensation	—	—	—	—	—	2,443	—	—	—	2,443
Subsequent remeasurement of Redeemable noncontrolling interests	18,706	—	—	—	—	(18,706)	—	—	—	(18,706)
Balances at March 31, 2022	$1,307,292	79,166,943	$8	118,200,000	$12	$166,291	—	$—	$(1,041,535)	$(875,224)
Net income	14,405	—	—	—	—	—	—	—	9,655	9,655
Issuance of shares	—	74,089	—	—	—	—	—	—	—	—
Deemed contribution from former parent	699	—	—	—	—	468	—	—	—	468
Equity-based compensation	—	—	—	—	—	4,145	—	—	—	4,145
Distributions to non-controlling interest	—	—	—	—	—	(4,108)	—	—	—	(4,108)
Subsequent remeasurement of Redeemable noncontrolling interests	(439,442)	—	—	—	—	439,442	—	—	—	439,442
Balances at June 30, 2022	$882,954	79,241,032	$8	118,200,000	$12	$606,238	—	$—	$(1,031,880)	$(425,622)

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except for share data) (Unaudited)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total shareholders' deficit
Balances at January 1, 2023	$862,860	82,410,774	$8	118,200,000	$12	$663,908	(4,342,477)	$(32,494)	$(1,014,132)	$(382,698)
Net income	18,090	—	—	—	—	—	—	—	12,182	12,182
Issuance of shares	—	491,502	1	—	—	—	—	—	—	1
Deemed contribution from former parent	577	—	—	—	—	391	—	—	—	391
Equity-based compensation	—	—	—	—	—	4,615	—	—	—	4,615
Repurchases of common stock	—	—	—	—	—	—	(949,020)	(7,612)	—	(7,612)
Distributions to non-controlling interest	(3,816)	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of Redeemable noncontrolling interests	24,155	—	—	—	—	(24,155)	—	—	—	(24,155)
Balances at March 31, 2023	$901,866	82,902,276	$9	118,200,000	$12	$644,759	(5,291,497)	$(40,106)	$(1,001,950)	$(397,276)
Net income	7,614	—	—	—	—	—	—	—	30,712	30,712
Issuance of shares	—	309,529	—	—	—	—	—	—	—	—
Deemed contribution from former parent	544	—	—	—	—	431	—	—	—	431
Secondary Offering of Class A common stock	(145,064)	18,400,000	2	(18,400,000)	(2)	145,064	—	—	—	145,064
Equity-based compensation	—	—	—	—	—	6,524	—	—	—	6,524
Distributions to non-controlling interest	(7,200)	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of Redeemable noncontrolling interests	32,656	—	—	—	—	(32,656)	—	—	—	(32,656)
Establishment of liabilities under the Tax Receivable Agreement, net of tax and other tax impact of the Secondary Offering (Note 13)	—	—	—	—	—	(46,132)	—	—	—	(46,132)
Balances at June 30, 2023	$790,416	101,611,805	$11	99,800,000	$10	$717,990	(5,291,497)	$(40,106)	$(971,238)	$(293,333)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$68,598	$27,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,302	3,111
Amortization of deferred financing costs and interest rate cap	453	575
Equity-based compensation expense	12,910	8,909
Loss on extinguishment of debt	—	4,285
Change in fair value of warrants	673	(6,553)
Amortization of leases	295	1,177
Loss on asset disposals	17	—
Change in fair value of contingent consideration	(1,018)	—
Deferred taxes	(24,577)	—
Change in assets and liabilities:
Accounts receivable	(9,770)	(8,171)
Inventory	(15,227)	(9,429)
Prepaid expenses and other current assets	(16,696)	13,412
Accounts payable	42,905	(638)
Accrued expenses and other current liabilities	13,586	(38,014)
Deferred revenue	(1,913)	7,518
Other non-current assets and liabilities	7,132	(1,974)
Net cash provided by operating activities	82,670	1,406
Cash flows from investing activities
Purchases of property and equipment	(606)	(1,392)
Purchases of personal seat licenses	(486)	(137)
Investments in developed technology	(4,491)	(5,394)
Cash adjustment in acquisition	—	(8)
Net cash used in investing activities	(5,583)	(6,931)
Cash flows from financing activities
Payments of February 2022 First Lien Loan	(1,375)	(687)
Repurchase of common stock as treasury stock	(7,612)	—
Cash paid for milestone payments	(2,500)	—
Tax distributions	(11,016)	—
Payments of June 2017 First Lien Loan	—	(465,712)
Proceeds from February 2022 First Lien Loan	—	275,000
Payments of deferred financing costs and other debt-related costs	—	(4,856)
Net cash used in financing activities	(22,503)	(196,255)
Net increase (decrease) in cash, cash equivalents, and restricted cash	54,584	(201,780)
Cash, cash equivalents, and restricted cash – beginning of period	252,290	489,810
Cash, cash equivalents, and restricted cash – end of period	$306,874	$288,030
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,261	$6,285
Cash paid for income tax	$401	$—
Cash paid for operating lease liabilities	$459	$1,372
Right-of-use assets obtained in exchange for lease obligations	$—	$3,406
Establishment of liabilities under Tax Receivable Agreement	$98,977	$—
Establishment of deferred tax asset under Tax Receivable Agreement and Secondary Offering	$52,845	$—

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

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

We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements. These condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read together with the audited annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Amendment No. 1 thereto, which were filed with the SEC on March 7, 2023 and May 9, 2023, respectively (together, our “2022 Form 10-K”). These condensed consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts of Other non-current assets have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported totals for assets, liabilities, shareholders' deficit, cash flows or net income.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as modified in January 2021. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

3. Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. We have two reportable segments: Marketplace and Resale.

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

Marketplace revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketplace revenues:
Owned Properties	$103,413	$98,564	$206,228	$182,230
Private Label	35,737	31,350	69,503	58,200
Total Marketplace revenues	$139,150	$129,914	$275,731	$240,430

Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketplace revenues:
Concerts	$77,741	$65,816	$152,620	$124,489
Sports	45,349	51,285	90,949	90,200
Theater	15,527	11,856	30,917	24,471
Other	533	957	1,245	1,270
Total Marketplace revenues	$139,150	$129,914	$275,731	$240,430

Resale revenues were $26.2 million and $50.7 million during the three and six months ended June 30, 2023, respectively, and $17.8 million and $38.0 million during the three and six months ended June 30, 2022, respectively.

At June 30, 2023, Deferred revenue in the Condensed Consolidated Balance Sheets was $30.1 million, which primarily relates to Vivid Seats Rewards, our loyalty program. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue in the next seven years.

At December 31, 2022, $32.0 million was recorded as Deferred revenue, of which $0.8 million and $11.7 million was recognized as revenue during the three and six months ended June 30, 2023, respectively. At December 31, 2021, $25.1 million was recorded as Deferred revenue, of which $2.0 million and $6.0 million was recognized as revenue during the three and six months ended June 30, 2022, respectively.

4. Segment Reporting

Our reportable segments are Marketplace and Resale. Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers within our online secondary ticket marketplace. Through the Resale segment, we acquire tickets from primary sellers, which we then sell through secondary ticket marketplaces, including our own. Revenues and contribution margin are used by our Chief Operating Decision Maker ("CODM") to assess performance of the business. We define contribution margin as revenues less cost of revenues and marketing and selling expenses.

We do not report our assets, capital expenditures, general and administrative expenses or related depreciation and amortization expenses by segment because our CODM does not use this information to evaluate the performance of our operating segments.

The following tables represent our segment information (in thousands):

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$139,150	$26,230	$165,380	$275,731	$50,712	$326,443
Cost of revenues (exclusive of depreciation and amortization shown separately below)	22,766	19,850	42,616	42,826	37,550	80,376
Marketing and selling	65,192	—	65,192	119,964	—	119,964
Contribution margin	$51,192	$6,380	57,572	$112,941	$13,162	126,103
General and administrative			38,307			70,696
Depreciation and amortization			2,704			5,302
Change in fair value of contingent consideration			(1,052)			(1,018)
Income from operations			17,613			51,123
Interest expense – net			2,772			6,052
Other income			1,000			673
Income before income taxes			$13,841			$44,398

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$129,914	$17,780	$147,694	$240,430	$38,036	$278,466
Cost of revenues (exclusive of depreciation and amortization shown separately below)	18,553	13,869	32,422	34,962	29,624	64,586
Marketing and selling	59,412	—	59,412	113,640	—	113,640
Contribution margin	$51,949	$3,911	55,860	$91,828	$8,412	100,240
General and administrative			36,207			65,482
Depreciation and amortization			1,726			3,111
Income from operations			17,927			31,647
Interest expense – net			2,699			6,641
Loss on extinguishment of debt			—			4,285
Other expenses			(8,832)			(6,553)
Income before income taxes			$24,060			$27,274

Substantially all of our sales occur, and assets reside, in the United States.

5. Accounts Receivable - Net

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

As of June 30, 2023 and December 31, 2022, Accounts receivable – net was $46.3 million and $36.5 million, respectively.

$22.2 million and $18.9 million of the Accounts receivable balance at June 30, 2023 and December 31, 2022, respectively, consisted of uncollateralized payment processor obligations due under normal trade terms typically requiring payment within three business days. Credit risk with respect to accounts receivable from payment processing entities is limited due to the consolidation of those receivables with large financial institutions and the frequency with which the receivables turn over.

$9.9 million and $1.0 million of the Accounts receivable balance at June 30, 2023 and December 31, 2022, respectively, consisted of amounts due from marketplace ticket sellers for canceled events and costs of replacement tickets. We recorded an allowance for credit losses of $3.0 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively, to reflect potential challenges in collecting funds from marketplace ticket sellers. The allowance for credit losses increased during the six months ended June 30, 2023 as certain ticket sellers on the marketplace platform generated balances in excess of their existing payables, creating a greater risk of credit losses on these receivables.

$11.9 million and $11.7 million of the Accounts receivable balance at June 30, 2023 and December 31, 2022, respectively, consisted of amounts due from distribution partners for cancellation charges, primarily related to canceled events. We recorded an allowance for credit losses of $4.4 million and $3.6 million at June 30, 2023 and December 31, 2022, respectively, to reflect potential challenges in collecting funds from distribution partners, particularly for amounts due upon usage of store credit previously issued to buyers.

Accounts receivable balances are stated net of allowance for credit losses and bad debt expense is presented as a reduction of Revenues in the Condensed Consolidated Statement of Operations.

There were no write-offs for the three and six months ended June 30, 2023 and 2022.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Recovery of future customer compensation	$40,827	$23,311
Prepaid expenses	5,121	6,032
Other current assets	660	569
Total prepaid expenses and other current assets	$46,608	$29,912

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs increased by $17.5 million at June 30, 2023 compared to December 31, 2022 due to an increase in the reserve for future cancellations driven by higher volume of sales for future events. The provision related to these expected recoveries is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

7. Goodwill and Intangible Assets

Definite-lived intangible assets includes developed technology and customer relationships, which had a net carrying amount of $17.4 million and $17.3 million at June 30, 2023 and December 31, 2022, respectively, and accumulated amortization of $14.3 million and $9.6 million at June 30, 2023 and December 31, 2022, respectively.

Our goodwill is included in our Marketplace segment.

The net changes in the carrying amounts of our intangible assets and goodwill were as follows (in thousands):

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2023	$17,310	$64,666	$715,258
Capitalized development costs	4,667	—	—
Disposals	(10)	—	—
Amortization	(4,602)	—	—
Balance at June 30, 2023	$17,365	$64,666	$715,258

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2022	$13,845	$64,666	$718,204
Betcha acquisition adjustment	(890)	—	(2,946)
Capitalized development costs	5,394	—	—
Amortization	(2,948)	—	—
Balance at June 30, 2022	$15,401	$64,666	$715,258

We had recorded $563.2 million of cumulative impairment charges related to our intangible assets and goodwill as of June 30, 2023 and December 31, 2022.

Amortization expense on our definite-lived intangible assets was $2.3 million and $4.6 million for the three and six months ended June 30, 2023, respectively, and $1.6 million and $2.9 million for the three and six months ended June 30, 2022, respectively. Amortization expense is presented in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued marketing expense	$31,061	$26,873
Accrued taxes	540	542
Accrued customer credits	75,136	88,167
Accrued future customer compensation	47,314	30,181
Accrued contingencies	3,480	5,898
Accrued payroll	8,341	10,660
Other current liabilities	26,166	19,649
Total accrued expenses and other current liabilities	$192,038	$181,970

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, known as breakage, provided that the credits are not subject to escheatment. We estimate breakage based on historical usage trends and available data on comparable programs and recognize breakage in proportion to the pattern of redemption for customer credits. Our breakage estimate could be impacted by future activity differing from our estimates, the effects of which could be material.

During the three and six months ended June 30, 2023, $2.6 million and $5.2 million of accrued customer credits were redeemed, respectively, and we recognized $6.1 million and $10.7 million of revenue from breakage, respectively. During the three and six months ended June 30, 2022, $7.5 million and $17.3 million of accrued customer credits were redeemed, respectively, and we recognized $2.6 million and $3.2 million of revenue from breakage, respectively. Breakage amounts are net of reductions in associated accounts receivable balances.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations and are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the three and six months ended June 30, 2023, we recognized a net increase in revenue of $1.1 million and a net decrease in revenue of $0.2 million, respectively, and during the three and six months ended June 30, 2022, we recognized a net increase in revenue of $5.2 million and $3.4 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

Accrued contingencies primarily decreased as a result of a milestone payment to Betcha Sports, Inc. ("Betcha," which was rebranded as "Vivid Picks") of $2.5 million in cash during the six months ended June 30, 2023.

Other current liabilities primarily increased as a result of accrued interest during the six months ended June 30, 2023.

9. Debt

Our outstanding debt is comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
February 2022 First Lien Loan	$271,563	$272,938
Total long-term debt, gross	271,563	272,938
Less: unamortized debt issuance costs	(4,940)	(5,290)
Total long-term debt, net of issuance costs	266,623	267,648
Less: current portion	(2,750)	(2,750)
Total long-term debt, net	$263,873	$264,898

June 2017 Term Loans

On June 30, 2017, we entered into a $575.0 million first lien debt facility, comprised of a $50.0 million revolving credit facility and a $525.0 million term loan (the “June 2017 First Lien Loan”), and a second lien credit facility, comprised of a $185.0 million second lien term loan (the “June 2017 Second Lien Loan”). The June 2017 First Lien Loan was amended to upsize the committed amount by $115.0 million on July 2, 2018. On October 28, 2019, we paid off the June 2017 Second Lien Loan balance. The revolving credit facility component of the first lien debt facility was subsequently retired on May 22, 2020. On October 18, 2021, we made an early principal payment related to the June 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the merger transaction with Horizon Acquisition Corporation ("Merger Transaction") and a private investment in public equity. On February 3, 2022, we repaid $190.7 million of the outstanding balance of the June 2017 First Lien Loan and refinanced the remaining balance with a new $275.0 million term loan.

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a new $275.0 million term loan (the "February 2022 First Lien Loan"), which has a maturity date of February 3, 2029 and added a new $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027. At June 30, 2023, we had no outstanding borrowings under our Revolving Facility.

The terms of the February 2022 First Lien Loan specify a secured overnight financing rate (“SOFR”) based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus 3.25%. The effective interest rate on the February 2022 First Lien Loan was 8.71% and 7.98% per annum at June 30, 2023 and December 31, 2022, respectively.

Our February 2022 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace. Therefore, the fair value is estimated on a Level 2 basis. At June 30, 2023 and December 31, 2022, the fair value of our February 2022 First Lien Loan approximated the carrying value.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the February 2022 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, restrict our ability to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of June 30, 2023, we were in compliance with all of our debt covenants related to the February 2022 First Lien Loan.

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

10. Financial Instruments

We issued the following warrants during the year ended December 31, 2021 in connection with the Merger Transaction:

Public Warrants

We issued warrants to purchase 18,132,776 shares of our Class A common stock at an exercise price of $11.50 per share ("Public Warrants") to former warrant holders of Horizon Acquisition Corporation, of which warrants to purchase 5,166,666 shares were issued to Horizon Sponsor, LLC. The Public Warrants are traded on the Nasdaq Stock Market under the symbol “SEATW.” As of June 30, 2023, there were 6,766,853 outstanding Public Warrants.

Private Warrants

We issued warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share ("Private Warrants") to Horizon Sponsor, LLC. The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable by us. As of June 30, 2023, there were 6,519,791 outstanding Private Warrants.

Exercise Warrants

We issued to Horizon Sponsor, LLC warrants to purchase 17,000,000 shares of our Class A common stock at an exercise price of $10.00 per share (“$10 Exercise Warrants”) and warrants to purchase 17,000,000 shares of our Class A common stock at an exercise of $15.00 per share (“$15 Exercise Warrants”; together with the $10 Exercise Warrants, “Exercise Warrants”). The Exercise Warrants have similar terms to the Public Warrants, except that the Exercise Warrants have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable. As of June 30, 2023, there were 17,000,000 $10 Exercise Warrants outstanding and 17,000,000 $15 Exercise Warrants outstanding.

Mirror Warrants

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Hoya Intermediate issued to us warrants to purchase 17,000,000 of its common units (“Intermediate Units”) at an exercise price of $10.00 per unit (“$10 Mirror Warrants”), warrants to purchase 17,000,000 Intermediate Units at an exercise of $15.00 per unit (“$15 Mirror Warrants”), and warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (“$11.50 Mirror Warrants”; together with the $10 Mirror Warrants and $15 Mirror Warrants, “Mirror Warrants”). The number and terms of the Mirror Warrants are identical to the Public, Private and Exercise Warrants, respectively. Upon the valid exercise of a Public, Private or Exercise Warrant, Hoya Intermediate will issue to us an equivalent number of Intermediate Units. Similarly, if a Public, Private or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered. As of June 30, 2023, there were 17,000,000 $10 Mirror Warrants outstanding, 17,000,000 $15 Mirror Warrants outstanding and 13,286,644 $11.50 Mirror Warrants outstanding.

Hoya Intermediate Warrants

Hoya Intermediate issued to Hoya Topco, LLC (“Hoya Topco”) warrants to purchase 3,000,000 Intermediate Units at an exercise price of $10.00 per unit and warrants to purchase 3,000,000 Intermediate Units at an exercise of $15.00 per unit (collectively, the "Hoya Intermediate Warrants").

A portion of the Hoya Intermediate Warrants, consisting of warrants to purchase 1,000,000 Intermediate Units at exercise prices of $10.00 and $15.00 per unit, respectively (“Option Contingent Warrants”), were issued in tandem with stock options we issued to members of our management team (“Management Options”). The Option Contingent Warrants only become exercisable by Hoya Topco if a Management Option is forfeited or expires unexercised. As of June 30, 2023, 0.1 million Management Options were forfeited or expired.

Hoya Intermediate Warrants allow for cash redemption at the option of the warrant holder. Hence, the Hoya Intermediate Warrants are classified as a liability in Other liabilities in the Condensed Consolidated Balance Sheets. Upon consummation of the Merger Transaction, we recorded a warrant liability of $20.4 million, reflecting the fair value of the Hoya Intermediate Warrants determined using the Black-Scholes model. Upon consummation of the Merger Transaction, the fair value of the Hoya Intermediate Warrants included Option Contingent Warrants of $1.6 million. The estimated fair value of the Option Contingent Warrants is adjusted to reflect the probability of forfeiture of the corresponding Management Options based on historical forfeiture rates for Hoya Topco profits interests.

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants and the Option Contingent Warrants:

	June 30, 2023	December 31, 2022
Estimated volatility	38.0%	39.0%
Expected term (years)	8.3	8.8
Risk-free rate	3.9%	3.9%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2023, the fair value of the Hoya Intermediate Warrants and the Option Contingent Warrants increased by $1.0 million and $0.7 million, respectively, and for the three and six months ended June 30, 2022 decreased by $8.8 million and $6.6 million, respectively, which is presented in Other (income) expense on the Condensed Consolidated Statements of Operations.

Upon the valid exercise of a Hoya Intermediate Warrant for Intermediate Units, we will issue an equivalent amount of shares of our Class B common stock to Hoya Topco.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Share Repurchase Program

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

On May 25, 2022, our board of directors (“Board”) authorized a share repurchase program of our Class A common stock of up to $40.0 million ("Repurchase Program"). The Repurchase Program was announced on May 26, 2022 and its authorization was fully utilized during 2022 and during the three months ended March 31, 2023. Cumulatively under the Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions. The share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets. We made no share repurchases during the three months ended June 30, 2023.

Secondary Offering

During the three months ended June 30, 2023, we completed a public offering of 18,400,000 shares of our Class A common stock, comprised of 16,000,000 shares sold on May 22, 2023 and 2,400,000 shares sold on June 15, 2023 pursuant to the full exercise by the underwriters of their option to purchase additional shares (the "Secondary Offering"). The shares were sold at a public offering price of $8.00 per share and were purchased by the underwriters from Hoya Topco (the "Selling Stockholder") at a price of $7.68 per share. The Selling Stockholder exchanged 18,400,000 shares of our Class B common stock and 18,400,000 Intermediate Units for the shares of our Class A common stock that it sold in the Secondary Offering. We did not receive any of the proceeds from the sale of the shares by the Selling Stockholder in the Secondary Offering. In connection with the Secondary Offering, we incurred $1.5 million of expenses, which are included within General and administrative expenses in the Condensed Consolidated Statements of Operations.

11. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on our business, financial position or results of operations other than those matters discussed herein.

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout, which we have settled. On January 5, 2022, we issued coupons to certain members of the class. Other members were notified in 2022 that they are eligible to submit a claim for a coupon, which they received in 2023. As of June 30, 2023 and December 31, 2022, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving settlement of one of the lawsuits was entered by the court on November 1, 2021. As such, after insurance, $4.5 million was funded to a claims settlement pool in 2021 and fully disbursed in 2022. A settlement was reached in another of the lawsuits in July 2022 which established a separate claims settlement pool of up to $2.5 million. That settlement received final approval from the court on January 31, 2023 and the settlement pool will be funded in 2023. As of June 30, 2023 and December 31, 2022, we had accrued a liability of $0.1 million and $1.6 million, respectively, within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to these matters.

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

Other

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

12. Related-Party Transactions

Vivid Cheers Inc.

In December 2020, Vivid Cheers Inc. (“Vivid Cheers”) was incorporated as a non-profit organization within the meaning of Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "IRC"). Vivid Cheers’ mission is to support causes and organizations dedicated to healthcare, education, and support of workers in the live events industry during times of need. We have the right to elect the board of directors of Vivid Cheers, which currently comprises our executives. We do not have a controlling financial interest in Vivid Cheers and, accordingly, do not consolidate its statement of activities with our financial results. We made no charitable contributions to Vivid Cheers during the three and six months ended June 30, 2023. We made charitable contributions to Vivid Cheers of less than $0.1 million and $0.6 million during the three and six months ended June 30, 2022. We had no accrued charitable contributions payable as of June 30, 2023 and December 31, 2022.

Viral Nation Inc.

Viral Nation Inc. ("Viral Nation") is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of our Board, is the co-founder, Chairman and CEO of Eldridge Industries, which owns in excess of 25% of Viral Nation. We incurred an expense of less than $0.1 million for the three and six months ended June 30, 2023 and $0.5 million and $0.6 million for the three and six months ended June 30, 2022, respectively, which is presented in Marketing and selling expenses on the Condensed Consolidated Statements of Operations.

Rolling Stone

Rolling Stone is a high-profile magazine and media platform that focuses on music, film, TV, and news coverages. Todd Boehly, a member of our Board, is the co-founder, Chairman and CEO of Eldridge Industries, which owns in excess of 20% of Rolling Stone. We incurred an expense of $0.3 million and $0.6 million as part of our multifaceted partnership with Rolling Stone for the three and six months ended June 30, 2023, respectively, which is presented in Marketing and selling expenses on the Condensed Consolidated Statements of Operations. We incurred no expense and an expense of $0.1 million for the three and six months ended June 30, 2022, respectively.

Khoros, LLC

Khoros, LLC ("Khoros") is a social media engagement and management platform. Martin Taylor, a member of our Board, is a principal at Vista Equity Partners, which is one of our investors and a majority owner of Khoros. We incurred an expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively, and less than $0.1 million for the three and six months ended June 30, 2022, which is presented in General and administrative expenses on the Condensed Consolidated Statements of Operations.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement with the existing Hoya Intermediate shareholders that provides for our payment to such shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the Tax Receivable Agreement.

In conjunction with the Secondary Offering, Hoya Topco exchanged Intermediate Units, and as a result, we recorded a liability of $99.0 million and a deferred tax asset of $52.8 million related to the Secondary Offering as well as the projected payments under the Tax Receivable Agreement, with a corresponding reduction to additional paid-in capital of $46.1 million. Tax Receivable Agreement-related liabilities are classified as current or long-term based on the expected date of payment. As of June 30, 2023, there are no amounts due within 12 months and, therefore, the entire liability is included in Tax Receivable Agreement liability within long-term liabilities in the Condensed Consolidated Balance Sheets.

13. Income Taxes

For the three and six months ended June 30, 2023, we recorded a $24.5 million and $24.2 million income tax benefit in continuing operations, respectively. Our effective income tax rate differs from the 21% U.S. federal statutory rate largely due to the release of our valuation allowance on our U.S. net operating losses, interest limitations, and tax credit carryforwards of which $25.3 million was recorded as a discrete tax benefit during the quarter.

For the three and six months ended June 30, 2022, we recorded a less than $0.1 million income tax expense in continuing operations. The June 30, 2022 income tax provision was primarily a result of state taxes.

As of June 30, 2023, our deferred tax assets were primarily the result of our investments in partnership, net operating losses, interest limitations, and tax credit carryforwards. In prior periods, a full valuation allowance was maintained against our U.S. deferred tax assets on the basis of management’s reassessment of the amount of the deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets of $31.3 million associated with our investments in partnership, U.S. net operating losses, interest limitations, and tax credit carryforwards are realizable. We therefore reduced the valuation allowance accordingly in the second quarter of 2023. We maintain a partial valuation allowance on our investments in partnership related to the portion of the basis difference that will only reverse upon the sale of our interests, which would result in a capital loss that we do not expect to be able to utilize. Certain tax attributes remain subject to an annual limitation under Section 382 of the IRC as a result of the historical acquisitions.

During the three months ended June 30, 2023, we received a refund associated with our 2021 tax filing in the amount of $7.8 million, including interest. A long-term unrecognized tax benefit liability was established in connection with this amount during the quarter as the refund benefit remains uncertain.

Tax Receivable Agreement

In conjunction with the Secondary Offering, Hoya Topco exchanged Intermediate Units, and as a result, we recorded a liability of $99.0 million and a deferred tax asset of $52.8 million related to the Secondary Offering as well as the projected payments under the Tax Receivable Agreement, with a corresponding reduction to additional paid-in

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

capital of $46.1 million. Payments pursuant to the Tax Receivable Agreement relating to the Secondary Offering are expected to begin during the year ending December 31, 2025.

Amounts payable under the Tax Receivable Agreement are contingent upon the generation of future taxable income over the term of the Tax Receivable Agreement and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments. As of June 30, 2023, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $116.4 million. Under this scenario we would be required to pay approximately 85% of such amount, or $99.0 million, primarily over the next 15 years. As of June 30, 2023, there are no amounts due within 12 months.

14. Equity-Based Compensation

The 2021 Incentive Award Plan ("2021 Plan") was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors and consultants. The 2021 Plan became effective on October 18, 2021 upon closing of the Merger Transaction.

Restricted Stock Units ("RSUs")

In March 2023, we granted 2.5 million RSUs to certain of our employees at a weighted average grant date fair value of $7.17 per share. In May 2023, we granted less than 0.1 million RSUs to certain of our employees at a weighted average grant date fair value of $7.67 per share. RSUs granted to employees vest over three years, with one-third vesting on the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

In June 2023, we granted 0.1 million RSUs to our directors at a weighted average grant date fair value of $7.68 per share. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the one-year anniversary of the grant date, subject to the director's continued service on our Board.

In June 2023, we granted less than 0.1 million RSUs to certain of our consultants at a weighted average grant date fair value of $7.98 per share. RSUs granted to consultants vest in equal annual installments over three years, subject to the consultant's continued service.

We account for forfeitures of outstanding, but unvested grants, in the period they occur. During the three and six months ended June 30, 2023, 0.1 million RSUs were forfeited. During the three and six months ended June 30, 2022, less than 0.1 million and 0.1 million RSUs were forfeited, respectively.

During the three and six months ended June 30, 2023, 0.2 million and 0.7 million RSUs vested, respectively. During the three and six months ended June 30, 2022, less than 0.1 million and 0.1 million RSUs vested, respectively. At June 30, 2023, and December 31, 2022, there were 4.3 million and 2.6 million RSUs outstanding, respectively.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Stock options

In March 2023, we granted 3.6 million stock options to certain of our employees at an exercise price of $7.17. The grant date fair value of the stock options is $3.30 per option. Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date. These stock options vest over three years, with one-third vesting on the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter. The stock options have a contractual term of ten years from the grant date, subject to the employee’s continued employment through the applicable vesting date. The fair value of stock options granted is estimated on the grant date using the Black-Scholes model.

In June 2023, we granted 0.9 million stock options divided into three tranches, 0.2 million, 0.3 million and 0.4 million, respectively, to certain of our consultants at exercise prices of $7.98, $17.00 and $23.00, respectively. The grant date fair value of the stock options is $3.22, $1.87 and $1.44 per option, respectively. Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date. These stock options vest in equal annual installments over three years. The stock options have a contractual term of seven years from the grant date, subject to the consultants' continued service through the applicable vesting date. The fair value of stock options granted is estimated on the grant date using the Hull White model.

The following assumptions were used to calculate the fair value of our stock options:

	June 14, 2023	March 10, 2023
Volatility	42.0%	42.0%
Expected term (years)	7.0	5.9
Risk-free rate	4.0%	3.9%
Dividend yield	0.0%	0.0%

At June 30, 2023 and December 31, 2022, there were 10.6 million and 6.1 million stock options outstanding, respectively. No stock options were exercised during the three and six months ended June 30, 2023 and 2022. During the three and six months ended June 30, 2023, less than 0.1 million stock options were forfeited or expired. During the three and six months ended June 30, 2022, no stock options were forfeited or expired.

Compensation expense

For the three and six months ended June 30, 2023, equity-based compensation expense related to RSUs was $3.9 million and $6.6 million, respectively, compared to $2.4 million and $3.7 million for the three and six months ended June 30, 2022, respectively. Unrecognized compensation expense relating to unvested RSUs as of June 30, 2023 was $39.3 million, which is expected to be recognized over a weighted average period of approximately two years.

For the three and six months ended June 30, 2023, equity-based compensation expense related to stock options was $2.7 million and $4.5 million, respectively, compared to $1.8 million and $2.9 million for the three and six months ended June 30, 2022, respectively. Unrecognized compensation expense relating to unvested stock options as of June 30, 2023 was $28.2 million, which is expected to be recognized over a weighted average period of approximately two years.

For the three and six months ended June 30, 2023, equity-based compensation expense related to profit interests was $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2022, equity-based compensation expense related to profit interests was $1.2 million and $2.3 million, respectively. Unrecognized compensation expense relating to these profit interests as of June 30, 2023 was $2.5 million, which is expected to be recognized over a weighted average period of approximately two years.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

15. Earnings Per Share

We calculate basic and diluted net income per share of Class A common stock in accordance with ASC 260, Earnings per Share. Our Class B common stock does not have economic rights in our Company and, as a result, is not considered a participating security for basic and diluted income per share. As such, basic and diluted income per share of our Class B common stock has not been presented. However, holders of our Class B common stock are allocated income in Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net income attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate's net income for each quarterly period by Hoya Topco's weighted average percentage ownership of Intermediate Units during the period. Hoya Topco has the right to exchange its Intermediate Units for shares of our Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by our Board, which as of June 30, 2023, is controlled by investors in Hoya Topco. The ability to put Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects for a redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of our Class A common stock and is subject to our Board's approval.

The following table provides net income attributable to Hoya Topco's redeemable noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income—Hoya Intermediate	$13,646	$24,060	$44,002	$27,198
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income	55.8%	59.9%	58.4%	59.9%
Net income attributable to Hoya Topco's redeemable noncontrolling interests	$7,614	$14,405	$25,704	$16,284

Net income attributable to Class A common stockholders–basic is calculated by subtracting the portion of Hoya Intermediate's net income attributable to redeemable noncontrolling interests from our total net income, which includes our net income for activities outside of our investment in Hoya Intermediate as well as the full results of Hoya Intermediate on a consolidated basis.

Net income per Class A common stock–diluted is based on the average number of shares of our Class A common stock used for the basic earnings per share calculation, adjusted for the weighted-average number of Class A common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. Net income attributable to Class A common stockholders–diluted is adjusted for (i) our share of Hoya Intermediate’s consolidated net income after giving effect to Intermediate Units that convert into potential shares of our Class A common stock, to the extent it is dilutive, and (ii) the impact of changes in the fair value of Hoya Intermediate Warrants, to the extent they are dilutive.

The following table sets forth the computation of basic and diluted net income per share of Class A common stock for the periods in which shares of our Class A and Class B common stock were outstanding (in thousands, except share and per share data):

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator—basic:
Net income	$38,326	$24,060	$68,598	$27,198
Less: Income attributable to redeemable noncontrolling interests	7,614	14,405	25,704	16,284
Net income attributable to Class A Common Stockholders—basic	30,712	9,655	42,894	10,914
Denominator—basic:
Weighted average Class A common stock outstanding—basic	85,269,196	79,256,354	81,319,369	79,204,430
Net income per Class A common stock—basic	$0.36	$0.12	$0.53	$0.14

Numerator—diluted:
Net income attributable to Class A Common Stockholders—basic	$30,712	$9,655	$42,894	$10,914
Net income effect of dilutive securities:
Effect of Exercise Warrants	—	—	—	43
Effect of RSUs	18	—	47	1
Effect of noncontrolling interests	8,765	—	25,605	—
Net income attributable to Class A Common Stockholders—diluted	39,495	9,655	68,546	10,958
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	85,269,196	79,256,354	81,319,369	79,204,430
Weighted average effect of dilutive securities:
Effect of Noncontrolling Interests	110,662,222	—	114,451,934	—
Effect of Exercise Warrants	—	—	—	517,812
Effect of RSUs	446,052	2,663	356,956	15,340
Weighted average Class A common stock outstanding—diluted	196,377,470	79,259,017	196,128,259	79,737,582
Net income per Class A common stock—diluted	$0.20	$0.12	$0.35	$0.14

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Potential shares of Class A common stock are excluded from the computation of diluted net income per share of Class A common stock if their effect would have been anti-dilutive for the period presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. The dilution reflected in diluted net income per share of Class A common stock during the three and six months ended June 30, 2023 relates primarily to an assumed conversion of our noncontrolling interests to Class A common stock, which would not have a commensurate effect on net income, primarily due to the release of the valuation allowance which benefit is attributable to VSI only.

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share of Class A common stock for the periods presented that could potentially dilute earnings per share in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs	1,726,048	2,838,717	1,065,396	1,418,091
Stock options	10,597,528	6,660,995	10,597,528	6,660,995
Public Warrants and Private Warrants	13,286,644	13,286,644	13,286,644	13,286,644
Exercise Warrants	34,000,000	34,000,000	34,000,000	17,000,000
Hoya Intermediate Warrants	6,000,000	6,000,000	6,000,000	6,000,000
Noncontrolling Interests	—	118,200,000	—	118,200,000

16. Subsequent Events

In July 2023, we made a $6.0 million investment in a privately held company pursuant to a convertible promissory note (the “Note”). Interest on the Note accrues at 8% per annum and outstanding principal and accrued interest is due and payable on July 3, 2030. We also received a warrant to purchase up to 1,874,933 shares of the privately held company's stock, which is exercisable until the date three years after the Note is repaid, subject to certain accelerating events.

On August 4, 2023, we entered into a definitive agreement to acquire 100% ownership of WD Holdings Co., Ltd., an online ticket marketplace headquartered in Tokyo, Japan. The agreed upon purchase price was JPY 10,935.6 million, or approximately $77.2 million based on the exchange rate in effect on that date. We plan to finance the transaction at closing with cash on hand, as well as cash balances acquired in the transaction. The transaction is expected to close in the third quarter of 2023, subject to regulatory requirements and other customary closing conditions.

VIVID SEATS INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis is intended to help readers understand our results of operations and financial condition and is provided as an addition to, and should be read together with, our condensed consolidated financial statements and accompanying notes included elsewhere in this Report, as well as our consolidated financial statements and accompanying notes contained in our 2022 Form 10-K. This discussion contains forward-looking statements, which are subject to a number of risks and uncertainties. Important factors that could cause actual results or outcomes to differ materially from those anticipated in the forward-looking statements include, but are not limited to, those set forth in the “Risk Factors” sections of this Report, our 2022 Form 10-K and our other filings with the SEC.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets from ticket sellers while enabling ticket sellers to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. During the three and six months ended June 30, 2023, our revenues were $165.4 million and $326.4 million, respectively, and our Marketplace Gross Order Value ("Marketplace GOV") was $953.7 million and $1,809.3 million, respectively. During the three and six months ended June 30, 2022, our revenues were $147.7 million and $278.5 million, respectively, and our Marketplace GOV was $814.8 million and $1,557.0 million, respectively. Our net income was $38.3 million and $68.6 million for the three and six months ended June 30, 2023, respectively, and $24.1 million and $27.2 million for the three and six months ended June 30, 2022, respectively.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

In our Marketplace segment, we act as an intermediary between ticket buyers and sellers. We earn revenue processing ticket sales from our Owned Properties, consisting of the Vivid Seats website and mobile applications, and from our Private Label Offering, which is comprised of numerous distribution partners. Our Marketplace segment also includes our daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service to our ticket buyers and sellers and daily fantasy sports users. We do not hold ticket inventory in our Marketplace segment.

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

A key component of our platform is Skybox, a proprietary enterprise resource planning ("ERP") tool used by the majority of our ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple ticket resale marketplaces. Professional ticket sellers use an ERP to manage their operations, and Skybox is their most widely adopted ERP.

Resale

In our Resale segment, we acquire tickets to resell on secondary ticketing marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and our ongoing efforts to deliver industry-leading seller software and tools.

Key Business Metrics and Non-GAAP Financial Measure

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following table summarizes our key business metrics and non-GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketplace GOV(1)	$953,739	$814,817	$1,809,267	$1,556,955
Total Marketplace orders(2)	2,627	2,410	4,902	4,429
Total Resale orders(3)	76	67	163	135
Adjusted EBITDA(4)	$31,077	$30,329	$73,512	$51,341
(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV was negatively impacted by event cancellations in the amount of $11.7 million and $23.8 million during the three and six months ended June 30 2023, respectively, and $14.7 million and $49.5 million during the three and six months ended June 30, 2022, respectively.
(2)
Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations that occurred during that period. During the three and six months ended June 30, 2023, our Marketplace segment experienced 29,351 and 49,831 event cancellations, respectively, compared to 35,916 and 127,316 event cancellations during the three and six months ended June 30, 2022, respectively.
(3)
Total Resale orders represent the volume of Resale segment orders in a period, net of event cancellations that occurred during that period. During the three and six months ended June 30, 2023, our Resale segment experienced 827 and 1,512 event cancellations, respectively, compared to 711 and 3,270 event cancellations during the three and six months ended June 30, 2022, respectively.
(4)
Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for making period-to-period comparisons of our business performance. Refer to the “Adjusted EBITDA” section below for more information and a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure.

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

Our Marketplace GOV is impacted by seasonality, and typically sees increased activity in the fourth quarter when all major sports leagues are in season and we experience increases in order volume for theater events during the holiday season and concert on-sales for the subsequent year. Quarterly fluctuations in our Marketplace GOV result from the number of cancellations, the popularity and demand of performers, tours, teams, and events, and the length and team composition of sports playoff series and championship games. Due to the Taylor Swift record-setting “Eras” tour, we expect relatively higher Marketplace GOV in the first half of 2023 compared to our normal seasonal patterns.

Total Marketplace Orders

Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations that occurred during that period. An order can include one or more tickets and/or parking passes. Total Marketplace orders allow us to monitor order volume and better identify trends within our Marketplace segment.

Total Resale Orders

Total Resale orders represent the volume of Resale segment orders in a period, net of event cancellations that occurred during that period. An order can include one or more tickets and/or parking passes. Total Resale orders allow us to monitor order volume and better identify trends within our Resale segment.

Adjusted EBITDA

We present Adjusted EBITDA, which is a non-GAAP financial measure, because it is a measure frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Further, we believe this measure is helpful in highlighting trends in our operating results because it excludes the impact of items that are outside the control of management or not reflective of ongoing performance related directly to the operation of our business.

Adjusted EBITDA is a key measure used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting. Moreover, we believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for making period-to-period comparisons of our business performance and highlighting trends in our operating results.

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with GAAP and may exclude recurring costs, such as interest expense, equity-based compensation, litigation, settlements and related costs and change in value of warrants. In addition, other companies may calculate Adjusted EBITDA differently than us, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from Adjusted EBITDA.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$38,326	$24,060	$68,598	$27,198
Income tax expense (benefit)	(24,485)	—	(24,200)	76
Interest expense – net	2,772	2,699	6,052	6,641
Depreciation and amortization	2,704	1,726	5,302	3,111
Sales tax liability(1)	—	2,010	—	2,932
Transaction costs(2)	4,488	2,345	4,944	3,747
Equity-based compensation(3)	7,380	5,312	12,910	8,909
Loss on extinguishment of debt(4)	—	—	—	4,285
Litigation, settlements and related costs(5)	(66)	1,009	234	995
Change in fair value of warrants(6)	1,000	(8,832)	673	(6,553)
Change in fair value of contingent consideration(7)	(1,052)	—	(1,018)	—
Loss on asset disposals(8)	10	—	17	—
Adjusted EBITDA	$31,077	$30,329	$73,512	$51,341

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
(2)
Transaction costs consist of legal, accounting, tax and other professional fees; personnel-related costs, which consist of retention bonuses; and integration costs. Transaction costs recognized in 2023 were primarily related to expenses incurred in connection with the Secondary Offering, expenses incurred for strategic investments and legal expenses and retention bonuses related to our acquisition of Betcha (which was rebranded as "Vivid Picks"). Transaction costs recognized in 2022 were primarily related to the Merger Transaction, our acquisition of Betcha and the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan.
(3)
We incur equity-based compensation expenses for profits interests issued prior to the Merger Transaction and equity granted pursuant to the 2021 Plan, which we do not consider to be indicative of our core operating performance. The 2021 Plan was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors and consultants. The 2021 Plan became effective on October 18, 2021.
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

Key Factors Affecting our Performance

There have been no material changes from the “Key Factors Affecting Our Performance” described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues	$165,380	$147,694	$17,686	12%	$326,443	$278,466	$47,977	17%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	42,616	32,422	10,194	31%	80,376	64,586	15,790	24%
Marketing and selling	65,192	59,412	5,780	10%	119,964	113,640	6,324	6%
General and administrative	38,307	36,207	2,100	6%	70,696	65,482	5,214	8%
Depreciation and amortization	2,704	1,726	978	57%	5,302	3,111	2,191	70%
Change in fair value of contingent consideration	(1,052)	—	(1,052)	100%	(1,018)	—	(1,018)	100%
Income from operations	17,613	17,927	(314)	(2)%	51,123	31,647	19,476	62%
Other (income) expense:
Interest expense – net	2,772	2,699	73	3%	6,052	6,641	(589)	(9)%
Loss on extinguishment of debt	—	—	—	—%	—	4,285	(4,285)	(100)%
Other (income) expense	1,000	(8,832)	9,832	111%	673	(6,553)	7,226	110%
Income before income taxes	13,841	24,060	(10,219)	(42)%	44,398	27,274	17,124	63%
Income tax expense (benefit)	(24,485)	—	(24,485)	100%	(24,200)	76	(24,276)	(31,942)%
Net income	38,326	24,060	14,266	59%	68,598	27,198	41,400	152%
Net income attributable to redeemable noncontrolling interests	7,614	14,405	(6,791)	(47)%	25,704	16,284	9,420	58%
Net income attributable to Class A Common Stockholders	$30,712	$9,655	$21,057	218%	$42,894	$10,914	$31,980	293%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues:
Marketplace	$139,150	$129,914	$9,236	7%	$275,731	$240,430	$35,301	15%
Resale	26,230	17,780	8,450	48%	50,712	38,036	12,676	33%
Total revenues	$165,380	$147,694	$17,686	12%	$326,443	$278,466	$47,977	17%

Total revenues increased $17.7 million, or 12%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased $48.0 million, or 17%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase, which occurred in both our Marketplace and Resale segments, resulted primarily from an increase in new orders processed and an increase in average order size, which is calculated by dividing Marketplace GOV by Total Marketplace Orders. A portion of the increase was also attributable to negative impacts in early 2022 from the Omicron variant of COVID-19 and other abnormally high cancellations.

Marketplace

The following table presents Marketplace revenues by event category (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues:
Concerts	$77,741	$65,816	$11,925	18%	$152,620	$124,489	$28,131	23%
Sports	45,349	51,285	(5,936)	(12)%	90,949	90,200	749	1%
Theater	15,527	11,856	3,671	31%	30,917	24,471	6,446	26%
Other	533	957	(424)	(44)%	1,245	1,270	(25)	(2)%
Total Marketplace revenues	$139,150	$129,914	$9,236	7%	$275,731	$240,430	$35,301	15%

Marketplace revenues increased $9.2 million, or 7%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased $35.3 million, or 15%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase resulted from an increase in new orders processed and an increase in average order size, driven by increased revenues in our concert and theater categories. Record demand for the Taylor Swift “Eras” tour also contributed to the increase for both periods. A portion of the increase during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was also attributable to negative impacts in early 2022 from the Omicron variant of COVID-19 and other abnormally high cancellations.

Total Marketplace orders increased 216,954, or 9%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased 473,004, or 11%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Cancellation charges, which are recognized as a reduction of revenues, were $5.0 million for the three months ended June 30, 2023 compared to $5.0 million for the three months ended June 30, 2022, and $8.6 million for the six months ended June 30, 2023 compared to $21.0 million for the six months ended June 30, 2022. Cancellation charges for the six months ended June 30, 2023 were lower than the six months ended June 30, 2022 due to negative impacts in early 2022 from the Omicron variant of COVID-19 and other abnormally high cancellations.

Marketplace revenues by business model consisted of the following (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues:
Owned Properties	$103,413	$98,564	$4,849	5%	$206,228	$182,230	$23,998	13%
Private Label	35,737	31,350	4,387	14%	69,503	58,200	11,303	19%
Total Marketplace revenues	$139,150	$129,914	$9,236	7%	$275,731	$240,430	$35,301	15%

The increase in revenue from Owned Properties during the three and six months ended June 30, 2023 resulted from an increase in new orders processed and an increase in average order size. A portion of the increase during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was also attributable to negative impacts in early 2022 from the Omicron variant of COVID-19 and other abnormally high cancellations.

Within our Marketplace segment, we also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. Our referral fee revenue was $7.4 million and $14.6 million during the three and six months ended June 30, 2023, respectively, and $8.8 million and $18.3 million during the three and six months ended June 30, 2022, respectively. The decrease for both periods was due to declining insurance attachment rates to orders following abnormally high rates during the height of the COVID-19 pandemic and following the resumption of live events in 2021 and 2022.

Resale

Resale revenues increased $8.5 million, or 48%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased $12.7 million, or 33%, during the six months ended June 30, 2023 compared to the six months ended June 30 2022. The increase resulted primarily from higher order volume.

Total Resale orders increased 9,540, or 13%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased 28,245, or 21%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Cancellation charges, which are classified as a reduction of revenues, negatively impacted Resale revenue by $0.2 million and $0.7 million for the three and six months ended June 30, 2023, respectively, compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2022, respectively, due to an increase in the reserve for future cancellations.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of revenues:
Marketplace	$22,766	$18,553	$4,213	23%	$42,826	$34,962	$7,864	22%
Resale	19,850	13,869	5,981	43%	37,550	29,624	7,926	27%
Total cost of revenues	$42,616	$32,422	$10,194	31%	$80,376	$64,586	$15,790	24%

Total cost of revenues increased $10.2 million, or 31%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and increased $15.8 million, or 24%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by higher Marketplace GOV in our Marketplace segment and higher revenue in our Resale segment.

Marketplace

Marketplace cost of revenues increased $4.2 million, or 23%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and increased $7.9 million, or 22%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was relatively consistent with the increase in Marketplace GOV, which increased by 17% and 16% during the same respective periods.

Resale

Resale cost of revenues increased $6.0 million, or 43%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and increased $7.9 million, or 27%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was relatively consistent with the increase in Resale revenues, which increased by 48% and 33% during the same respective periods.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Marketing and selling:
Online	$58,890	$54,820	$4,070	7%	$107,998	$104,670	$3,328	3%
Offline	6,302	4,592	1,710	37%	11,966	8,970	2,996	33%
Total marketing and selling	$65,192	$59,412	$5,780	10%	$119,964	$113,640	$6,324	6%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $5.8 million, or 10%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and increased $6.3 million, or 6%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase primarily resulted from greater spending on online advertising, attributable to higher Marketplace GOV. Our spending on offline advertising increased by $1.7 million, or 37%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and increased $3.0 million, or 33%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to increased brand awareness marketing efforts.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
General and administrative:
Personnel expenses	$26,360	$22,696	$3,664	16%	$51,051	$42,434	$8,617	20%
Non-income tax expenses	498	2,443	(1,945)	(80)%	954	3,682	(2,728)	(74)%
Other	11,449	11,068	381	3%	18,691	19,366	(675)	(3)%
Total general and administrative	$38,307	$36,207	$2,100	6%	$70,696	$65,482	$5,214	8%

Total general and administrative expenses increased $2.1 million, or 6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and increased $5.2 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to higher personnel expenses from higher employee headcount.

Depreciation and Amortization

Depreciation and amortization expenses increased $1.0 million, or 57%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased $2.2 million, or 70%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily related to an increase in development activities related to our platform and the intangibles acquired as part of our acquisition of Betcha (which was rebranded as "Vivid Picks").

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $1.1 million and $1.0 million during the three and six months ended June 30, 2023, respectively, due to the fair value remeasurement of cash earnouts.

Other (Income) Expense

Interest expense – net

Interest expense increased $0.1 million, or 3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and decreased $0.6 million, or 9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. We reduced our outstanding debt balance and effective interest rate on February 3, 2022 when we refinanced the June 2017 First Lien Loan with the February 2022 First Lien Loan.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.3 million during the six months ended June 30, 2022 due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan. There was no loss on extinguishment of debt for the six months ended June 30, 2023.

Other (income) expense

Other (income) expense increased $9.8 million, or 111%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased $7.2 million, or 110%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to the fair value remeasurement of the Hoya Intermediate Warrants.

Income tax expense (benefit)

Income tax benefit was $24.5 million and $24.2 million during the three and six months ended June 30, 2023, respectively, largely due to the release of our previously recorded valuation allowance on our U.S. tax attribute carryforward deferred tax assets.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from our operating activities. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months. As of June 30, 2023, we had $306.2 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. For the six months ended June 30, 2023, we generated positive cash flows from our operating activities.

Loan agreements

We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021. In the first quarter of 2022, we repaid $190.7 million of the outstanding balance of the June 2017 First Lien Loan. On February 3, 2022, we entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a new $275.0 million February 2022 First Lien Loan with a maturity date of February 3, 2029, and added a new $100.0 million Revolving Facility with a maturity date of February 3, 2027. The terms of the February 2022 First Lien Loan specify a SOFR-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus 3.25%.

As of June 30, 2023, we are only party to one credit facility, the February 2022 First Lien Loan. At June 30, 2023, we had no outstanding borrowings under our Revolving Facility.

Share Repurchase Program

On May 25, 2022, our Board authorized the Repurchase Program. The Repurchase Program was announced on May 26, 2022 and its authorization was fully utilized during 2022 and during the three months ended March 31, 2023. Cumulatively under the Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions. The share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets. We made no share repurchases during the three months ended June 30, 2023.

Distributions to non-controlling interests

Per its Limited Liability Company Agreement, Hoya Intermediate is required to make pro-rata tax distributions to its members, of which $7.2 million and $11.0 million was distributed to non-controlling interests in the three and six months ended June 30, 2023, respectively.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement with the existing Hoya Intermediate shareholders that provides for our payment to such shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the Tax Receivable Agreement.

In conjunction with the Secondary Offering, Hoya Topco exchanged Intermediate Units, and as a result, we recorded a liability of $99.0 million and a deferred tax asset of $52.8 million related to the Secondary Offering as well as the projected payments under the Tax Receivable Agreement, with a corresponding reduction to additional paid-in capital of $46.1 million. Tax Receivable Agreement-related liabilities are classified as current or long-term based on the expected date of payment. As of June 30, 2023, there are no amounts due within 12 months and, therefore, the entire liability is included in Tax Receivable Agreement liability within long-term liabilities in the Condensed Consolidated Balance Sheets.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$82,670	$1,406
Net cash used in investing activities	(5,583)	(6,931)
Net cash used in financing activities	(22,503)	(196,255)
Net increase (decrease) in cash and cash equivalents	$54,584	$(201,780)

Cash Provided by Operating Activities

Net cash provided by operating activities was $82.7 million for the six months ended June 30, 2023 due to $68.6 million in net income, non-cash charges of $5.9 million, and net cash inflows from a $20.0 million change in net operating assets. The net cash inflows from the change in our net operating assets were primarily due to seasonal fluctuations in accounts payable.

Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2022 due to $27.2 million in net income, non-cash charges of $11.5 million, and net cash outflows from a $37.3 million change in net operating assets. The net cash outflows from the change in our net operating assets were primarily due to the increase in operations as COVID-19 mitigation measures eased.

Cash Used in Investing Activities

Net cash used in investing activities was $5.6 million and $6.9 million for the six months ended June 30, 2023 and 2022, respectively, which was primarily related to capital spending on development activities related to our platform.

Cash Used in Financing Activities

Net cash used in financing activities was $22.5 million for the six months ended June 30, 2023, which was primarily related to our Repurchase Program and tax distributions to non-controlling interest.

Net cash used in financing activities was $196.3 million for the six months ended June 30, 2022, which was due to the repayment of the June 2017 First Lien Loan in connection with the refinancing.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section of our 2022 Form 10-K. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2, New Accounting Standards, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. We maintain floating-rate debt that bears interest based on market rates plus an applicable spread. Because our interest rate is tied to market rates, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate borrowings. A hypothetical 1% change in interest rates, assuming rates are above our interest rate floor, would change our interest expense by $1.4 million based on amounts outstanding under the February 2022 First Lien Loan during the six months ended June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of June 30, 2023 due to the reasons described below.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the implementation of segregation of duties as part of our control activities, the establishment of clearly defined roles within our finance and accounting functions and the number of personnel in our finance and accounting functions with an appropriate level of technical accounting and SEC reporting experience, which in the aggregate, constitute a material weakness.

Remediation Activities

As part of our plan to remediate the material weakness described above, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and processes. We have hired, and plan to continue to hire, additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities and appropriate segregation of duties. During the three months ended June 30, 2023, we continued to make progress in our remediation of the material weakness. While progress has been made to enhance our internal control, additional time is required to complete implementation and to assess and ensure the sustainability of these controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our 2022 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Report. There have been no material changes from the risk factors disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

		S-4	2.2	5/28/2021
2.3	Plan of Merger dated October 18, 2021 among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
3.3	Amended and Restated Bylaws	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement dated October 14, 2021 between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate of Vivid Seats Inc.	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate of Vivid Seats Inc.	10-K	4.3	3/15/2022
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a)				*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a)	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
August 8, 2023

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
August 8, 2023