Form 10-Q
period 2023-09-30
Vivid Seats Inc.
filed 2023-11-07
CIK 1856031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had outstanding 96,609,670 shares of Class A common stock, $0.0001 par value per share, net of treasury shares, and 99,800,000 shares of Class B common stock, $0.0001 par value per share.

forward-looking statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements regarding future events and the future results of Vivid Seats Inc. and its subsidiaries (collectively, “us,” “we” and “our”) that are based on our current expectations, estimates, forecasts and projections about our business and the industries in which we operate and the beliefs and assumptions of our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can” and “could,” as well as similar expressions which predict or indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements.

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
o
our ability to generate sufficient cash flows or raise additional capital necessary to fund our operations; and
o
the impact of pandemics on our business and the industries in which we operate.

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

Important factors that could cause or contribute to such differences include, but are not limited to, those discussed under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (together with Amendment No. 1 thereto, our “2022 Form 10-K”), as well as in our press releases and other filings with the Securities and Exchange Commission (the “SEC”).

Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data) (Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$268,678	$251,542
Restricted cash	1,056	748
Accounts receivable – net	64,829	36,531
Inventory – net	21,533	12,783
Prepaid expenses and other current assets	49,407	29,912
Total current assets	405,503	331,516
Property and equipment – net	10,240	10,431
Right-of-use assets – net	9,291	7,859
Intangible assets – net	113,873	81,976
Goodwill	759,971	715,258
Deferred tax assets	77,376	1,853
Investments	6,042	—
Other non-current assets	2,780	2,538
Total assets	$1,385,076	$1,151,431
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$219,118	$161,312
Accrued expenses and other current liabilities	197,247	181,970
Deferred revenue	34,447	31,983
Current maturities of long-term debt	3,308	2,750
Total current liabilities	454,120	378,015
Long-term debt – net	265,875	264,898
Long-term lease liabilities	15,931	14,911
Tax Receivable Agreement liability	98,977	—
Other non-current liabilities	29,745	13,445
Total long-term liabilities	410,528	293,254
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	640,717	862,860

Shareholders' deficit
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 101,803,392 and 82,410,774 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	11	8
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 99,800,000 and 118,200,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	10	12
Additional paid-in capital	884,523	663,908
Treasury stock, at cost, 5,291,497 and 4,342,477 shares at September 30, 2023 and December 31, 2022, respectively	(40,106)	(32,494)
Accumulated deficit	(964,561)	(1,014,132)
Accumulated other comprehensive loss	(166)	—
Total Shareholders' deficit	(120,289)	(382,698)
Total liabilities, Redeemable noncontrolling interests, and Shareholders' deficit	$1,385,076	$1,151,431

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$188,133	$156,818	$514,576	$435,284
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	50,462	37,617	130,838	102,203
Marketing and selling	77,006	66,323	196,970	179,963
General and administrative	37,225	30,239	107,921	95,721
Depreciation and amortization	3,301	2,158	8,603	5,269
Change in fair value of contingent consideration	20	(1,220)	(998)	(1,220)
Income from operations	20,119	21,701	71,242	53,348
Other (income) expense:
Interest expense – net	2,544	2,901	8,596	9,542
Loss on extinguishment of debt	—	—	—	4,285
Other income	(1,038)	(65)	(365)	(6,618)
Income before income taxes	18,613	18,865	63,011	46,139
Income tax expense (benefit)	2,595	118	(21,605)	194
Net income	16,018	18,747	84,616	45,945
Net income attributable to redeemable noncontrolling interests	9,341	11,084	35,045	27,368
Net income attributable to Class A Common Stockholders	$6,677	$7,663	$49,571	$18,577

Net income per Class A common stock:
Basic	$0.07	$0.09	$0.57	$0.23
Diluted	$0.07	$0.09	$0.43	$0.23
Weighted average Class A common stock outstanding:
Basic	96,407,327	81,996,447	86,403,617	80,145,329
Diluted	96,862,899	82,023,463	196,307,731	198,709,769

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$16,018	$18,747	$84,616	$45,945
Other comprehensive income:
Foreign currency translation adjustment	(374)	—	(374)	—
Comprehensive income, net of taxes	$15,644	$18,747	$84,242	$45,945
Comprehensive income attributable to redeemable noncontrolling interests	9,341	11,084	35,045	27,368
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	(208)	—	(208)	—
Comprehensive income attributable to Class A Common Stockholders	$6,511	$7,663	$49,405	$18,577

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except for share data) (Unaudited)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Other Comprehensive Income (loss)	Accumulated deficit	Total shareholders' deficit
Balances at January 1, 2022	$1,286,016	79,091,871	$8	118,200,000	$12	$182,091	—	$—	$—	$(1,042,794)	$(860,683)
Net income	1,879	—	—	—	—	—	—	—	—	1,259	1,259
Issuance of shares	—	75,072	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	691	—	—	—	—	463	—	—	—	—	463
Equity-based compensation	—	—	—	—	—	2,443	—	—	—	—	2,443
Subsequent remeasurement of Redeemable noncontrolling interests	18,706	—	—	—	—	(18,706)	—	—	—	—	(18,706)
Balances at March 31, 2022	$1,307,292	79,166,943	$8	118,200,000	$12	$166,291	—	$—	$—	$(1,041,535)	$(875,224)
Net income	14,405	—	—	—	—	—	—	—	—	9,655	9,655
Issuance of shares	—	74,089	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	699	—	—	—	—	468	—	—	—	—	468
Equity-based compensation	—	—	—	—	—	4,145	—	—	—	—	4,145
Distributions to non-controlling interest	—	—	—	—	—	(4,108)	—	—	—	—	(4,108)
Subsequent remeasurement of Redeemable noncontrolling interests	(439,442)	—	—	—	—	439,442	—	—	—	—	439,442
Balances at June 30, 2022	$882,954	79,241,032	$8	118,200,000	$12	$606,238	—	$—	$—	$(1,031,880)	$(425,622)
Net income	11,084	—	—	—	—	—	—	—	—	7,663	7,663
Issuance of shares	—	72,325	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	617	—	—	—	—	427	—	—	—	—	427
Equity-based compensation	—	—	—	—	—	4,029	—	—	—	—	4,029
Repurchases of common stock	—	—	—	—	—	—	(397,551)	(3,050)	—	—	(3,050)
Distributions to non-controlling interest	(810)	—	—	—	—	—	—	—	—	—	—
Reclassification of contingent consideration	—		—	—	—	2,657			—		2,657
Subsequent remeasurement of Redeemable noncontrolling interests	11,567	—	—	—	—	(11,567)	—	—	—	—	(11,567)
Increase in common shares outstanding following warrant exchange	—	2,727,785	—	—	—	—	—	—	—	—	—
Balances at September 30, 2022	$905,412	82,041,142	$8	118,200,000	$12	$601,784	(397,551)	$(3,050)	$—	$(1,024,217)	$(425,463)

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(in thousands, except for share data) (Unaudited)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated deficit	Total shareholders' deficit
Balances at January 1, 2023	$862,860	82,410,774	$8	118,200,000	$12	$663,908	(4,342,477)	$(32,494)	$—	$(1,014,132)	$(382,698)
Net income	18,090	—	—	—	—	—	—	—	—	12,182	12,182
Issuance of shares	—	491,502	1	—	—	—	—	—	—	—	1
Deemed contribution from former parent	577	—	—	—	—	391	—	—	—	—	391
Equity-based compensation	—	—	—	—	—	4,615	—	—	—	—	4,615
Repurchases of common stock	—	—	—	—	—	—	(949,020)	(7,612)	—	—	(7,612)
Distributions to non-controlling interest	(3,816)	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of Redeemable noncontrolling interests	24,155	—	—	—	—	(24,155)	—	—	—	—	(24,155)
Balances at March 31, 2023	$901,866	82,902,276	$9	118,200,000	$12	$644,759	(5,291,497)	$(40,106)	$—	$(1,001,950)	$(397,276)
Net income	7,614	—	—	—	—	—	—	—	—	30,712	30,712
Issuance of shares	—	309,529	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	544	—	—	—	—	431	—	—	—	—	431
Secondary Offering of Class A common stock	(145,064)	18,400,000	2	(18,400,000)	(2)	145,064	—	—	—	—	145,064
Equity-based compensation	—	—	—	—	—	6,524	—	—	—	—	6,524
Distributions to non-controlling interest	(7,200)	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of Redeemable noncontrolling interests	32,656	—	—	—	—	(32,656)	—	—	—	—	(32,656)
Establishment of liabilities under Tax Receivable Agreement, net of tax and other tax impact of Secondary Offering (Note 16)	—	—	—	—	—	(46,132)	—	—	—	—	(46,132)
Balances at June 30, 2023	$790,416	101,611,805	$11	99,800,000	$10	$717,990	(5,291,497)	$(40,106)	$—	$(971,238)	$(293,333)
Net income	9,341	—	—	—	—	—	—	—	—	6,677	6,677
Issuance of shares	—	191,587	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	498	—	—	—	—	481	—	—	—	—	481
Equity-based compensation	—	—	—	—	—	6,722	—	—	—	—	6,722
Other comprehensive loss	(208)	—	—	—	—	—	—	—	(166)	—	(166)
Subsequent remeasurement of Redeemable noncontrolling interests	(159,330)	—	—	—	—	159,330	—	—	—	—	159,330
Balances at September 30, 2023	$640,717	101,803,392	$11	99,800,000	$10	$884,523	(5,291,497)	$(40,106)	$(166)	$(964,561)	$(120,289)
The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$84,616	$45,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,603	5,269
Amortization of leases	467	1,591
Amortization of deferred financing costs and interest rate cap	688	819
Equity-based compensation expense	20,488	13,982
Change in fair value of warrants	(991)	(6,618)
Change in fair value of derivative asset	83	—
Change in fair value of contingent consideration	(998)	(1,220)
Loss on extinguishment of debt	—	4,285
Loss on asset disposals	51	63
Deferred taxes	(22,678)	—
Non-cash interest income	(125)	—
Foreign currency revaluation losses	542	—
Change in assets and liabilities:
Accounts receivable	(26,147)	(4,292)
Inventory	(8,702)	(2,350)
Prepaid expenses and other current assets	(19,239)	37,778
Accounts payable	50,484	(26,737)
Accrued expenses and other current liabilities	18,415	(73,938)
Deferred revenue	2,464	8,492
Other non-current assets and liabilities	6,365	(1,680)
Net cash provided by operating activities	114,386	1,389
Cash flows from investing activities
Acquisition of business, net of cash acquired	(55,935)	—
Investments in convertible promissory note and warrant	(6,000)	—
Purchases of property and equipment	(785)	(2,727)
Purchases of personal seat licenses	(542)	(165)
Investments in developed technology	(7,770)	(8,988)
Cash adjustment in acquisition	—	(8)
Net cash used in investing activities	(71,032)	(11,888)
Cash flows from financing activities
Payments of February 2022 First Lien Loan	(2,063)	(1,375)
Repurchase of common stock as treasury stock	(7,612)	(3,050)
Cash paid for milestone payments	(6,005)	—
Distributions to non-controlling interest	(11,016)	(4,918)
Payments of June 2017 First Lien Loan	—	(465,712)
Proceeds from February 2022 First Lien Loan	—	275,000
Payments of deferred financing costs and other debt-related costs	—	(4,856)
Net cash used in financing activities	(26,696)	(204,911)
Impact of foreign exchange on cash, cash equivalents, and restricted cash	786	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,444	(215,410)
Cash, cash equivalents, and restricted cash – beginning of period	252,290	489,810
Cash, cash equivalents, and restricted cash – end of period	$269,734	$274,400
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,250	$9,886
Cash paid for income tax	$401	$—
Cash paid for operating lease liabilities	$686	$2,587
Property and equipment acquired through tenant improvement allowance	$—	$5,346
Right-of-use assets obtained in exchange for lease obligations	$—	$3,406
Establishment of liabilities under Tax Receivable Agreement	$98,977	$—
Establishment of deferred tax asset under Tax Receivable Agreement and Secondary Offering	$52,845	$—

The accompanying notes are an integral part of these financial statements.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

1. Background and Basis of Presentation

Vivid Seats Inc. and its subsidiaries including Hoya Intermediate, LLC ("Hoya Intermediate"), Hoya Midco, LLC and Vivid Seats LLC (collectively the “Company,” “us,” “we,” and “our”) provide an online secondary ticket marketplace that enables ticket buyers to discover and easily purchase tickets to concert, sporting and theater events in the United States, Canada and Japan. Through our Marketplace segment, we operate an online platform enabling ticket buyers to purchase tickets to live events, while enabling ticket sellers to seamlessly manage their operations. In our Resale segment, we acquire tickets to resell on secondary ticket marketplaces, including our own.

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

3. Business Acquisition

On September 8, 2023 (the "Acquisition Date"), we acquired 100% of the outstanding shares of WD Holdings Co., Ltd. ("Wavedash"), an online ticket marketplace headquartered in Tokyo, Japan. The purchase price was JPY

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on the Acquisition Date, before considering the net effect of cash acquired equal to the amount in the table below. We financed the transaction at closing with cash on hand. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

We have applied the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations and recognized assets acquired and liabilities assumed at their respective fair values as of the Acquisition Date, with the excess purchase consideration recorded to goodwill. The goodwill recorded is not expected to be deductible for income tax purposes. The goodwill is primarily attributable to revenue opportunities associated with Wavedash’s service offerings and assembled workforce and is included in our Marketplace segment.

The fair values of the assets acquired and liabilities assumed are preliminary and subject to change because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets and acquired income tax assets and liabilities. Acquired assets and liability amounts are also still being finalized. We expect to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the Acquisition Date when the measurement period ends. In connection with the transaction, we assumed long-term debt which matures in the second quarter of 2026, subject to a fixed interest rate. Refer to Note 12, Debt for more information.

Acquisition costs directly related to the transaction were $1.9 million and $2.7 million for the three and nine months ended September 30, 2023, respectively, and are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Cash	$18,390
Accounts receivable	2,182
Inventory	49
Prepaid expenses and other current assets	259
Property and equipment	67
Right-of-use assets	1,927
Other net assets	675
Intangible assets	31,846
Goodwill	45,351
Accounts payable	(7,427)
Accrued expenses and other current liabilities	(3,901)
Current maturities of long-term debt	(566)
Long-term debt	(2,546)
Other non-current liabilities	(11,981)
Net assets acquired	$74,325

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the Acquisition Date:

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Cost	Estimated Useful Life
Tradename	$2,173	Indefinite
Supplier relationships	19,963	5 years
Customer relationships	5,500	4 years
Developed technology	4,210	3 years
Total acquired intangible assets	$31,846

4. Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. We have two reportable segments: Marketplace and Resale.

Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers. We earn revenue processing ticket sales from our Owned Properties, consisting of our websites and mobile applications, and from our Private Label offering, which is comprised of numerous distribution partners.

Marketplace revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketplace revenues:
Owned Properties	$122,778	$106,597	$329,006	$288,827
Private Label	31,610	23,945	101,113	82,145
Total Marketplace revenues	$154,388	$130,542	$430,119	$370,972

Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketplace revenues:
Concerts	$87,142	$63,802	$239,762	$188,291
Sports	52,169	52,812	143,118	143,012
Theater	14,788	13,526	45,705	37,997
Other	289	402	1,534	1,672
Total Marketplace revenues	$154,388	$130,542	$430,119	$370,972

Resale revenues were $33.7 million and $84.5 million during the three and nine months ended September 30, 2023, respectively, and $26.3 million and $64.3 million during the three and nine months ended September 30, 2022, respectively.

At September 30, 2023, Deferred revenue in the Condensed Consolidated Balance Sheets was $34.4 million, which primarily relates to Vivid Seats Rewards, our loyalty program. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue in the next seven years.

At December 31, 2022, $32.0 million was recorded as Deferred revenue, of which $1.9 million and $13.6 million was recognized as revenue during the three and nine months ended September 30, 2023, respectively. At December 31,

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

2021, $25.1 million was recorded as Deferred revenue, of which $1.2 million and $7.2 million was recognized as revenue during the three and nine months ended September 30, 2022, respectively.

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

The following tables represent our segment information (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$154,388	$33,745	$188,133	$430,119	$84,457	$514,576
Cost of revenues (exclusive of depreciation and amortization shown separately below)	23,923	26,539	50,462	66,749	64,089	130,838
Marketing and selling	77,006	—	77,006	196,970	—	196,970
Contribution margin	$53,459	$7,206	60,665	$166,400	$20,368	186,768
General and administrative			37,225			107,921
Depreciation and amortization			3,301			8,603
Change in fair value of contingent consideration			20			(998)
Income from operations			20,119			71,242
Interest expense – net			2,544			8,596
Other income			(1,038)			(365)
Income before income taxes			$18,613			$63,011

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$130,542	$26,276	$156,818	$370,972	$64,312	$435,284
Cost of revenues (exclusive of depreciation and amortization shown separately below)	17,950	19,667	37,617	52,912	49,291	102,203
Marketing and selling	66,323	—	66,323	179,963	—	179,963
Contribution margin	$46,269	$6,609	52,878	$138,097	$15,021	153,118
General and administrative			30,239			95,721
Depreciation and amortization			2,158			5,269
Change in fair value of contingent consideration			(1,220)			(1,220)
Income from operations			21,701			53,348
Interest expense – net			2,901			9,542
Loss on extinguishment of debt			—			4,285
Other expenses			(65)			(6,618)
Income before income taxes			$18,865			$46,139

Substantially all of our assets reside in the United States.

6. Accounts Receivable - Net

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

As of September 30, 2023 and December 31, 2022, Accounts receivable – net was $64.8 million and $36.5 million, respectively.

$42.2 million and $18.9 million of the Accounts receivable balance at September 30, 2023 and December 31, 2022, respectively, consisted of uncollateralized payment processor obligations due under normal trade terms typically requiring payment within three business days. Credit risk with respect to accounts receivable from payment processing entities is limited due to the consolidation of those receivables with large financial institutions and the frequency with which the receivables turn over.

$7.8 million and $1.0 million of the Accounts receivable balance at September 30, 2023 and December 31, 2022, respectively, consisted of amounts due from marketplace ticket sellers for canceled events and costs of replacement tickets. We recorded an allowance for credit losses of $4.0 million and $0.1 million at September 30, 2023 and December 31, 2022, respectively, to reflect potential challenges in collecting funds from marketplace ticket sellers. The allowance for credit losses increased during the nine months ended September 30, 2023 as certain ticket sellers on the marketplace platform generated balances in excess of their existing payables, creating a greater risk of credit losses on these receivables.

$12.1 million and $11.7 million of the Accounts receivable balance at September 30, 2023 and December 31, 2022, respectively, consisted of amounts due from distribution partners for cancellation charges, primarily related to canceled events. We recorded an allowance for credit losses of $5.0 million and $3.6 million at September 30, 2023 and December 31, 2022, respectively, to reflect potential challenges in collecting funds from distribution partners, particularly for amounts due upon usage of store credit previously issued to buyers.

Accounts receivable balances are stated net of allowance for credit losses and bad debt expense is presented as a reduction of Revenues in the Condensed Consolidated Statement of Operations.

There were no write-offs for the three and nine months ended September 30, 2023 and 2022.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Recovery of future customer compensation	$42,421	$23,311
Prepaid expenses	6,591	6,032
Other current assets	395	569
Total prepaid expenses and other current assets	$49,407	$29,912

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs increased by $19.1 million at September 30, 2023 compared to December 31, 2022 due to an increase in the reserve for future cancellations driven by higher volume of sales for future events. The provision related to these expected recoveries is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

8. Goodwill and Intangible Assets

Definite-lived intangible assets includes developed technology and customer relationships, which had a net carrying amount of $47.1 million and $17.3 million at September 30, 2023 and December 31, 2022, respectively, and accumulated amortization of $17.2 million and $9.6 million at September 30, 2023 and December 31, 2022, respectively. Our goodwill is included in our Marketplace segment.

The net changes in the carrying amounts of our intangible assets and goodwill were as follows (in thousands):

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2023	$17,310	$64,666	$715,258
Wavedash acquisition	29,673	2,173	45,351
Foreign currency translation	(418)	(30)	(638)
Capitalized development costs	8,067	—	—
Disposals	(43)	—	—
Amortization	(7,525)	—	—
Balance at September 30, 2023	$47,064	$66,809	$759,971

	Definite-lived Intangible Assets	Trademark	Goodwill
Balance at January 1, 2022	$13,845	$64,666	$718,204
Betcha acquisition adjustment	(890)	—	(2,946)
Capitalized development costs	8,988	—	—
Amortization	(5,009)	—	—
Balance at September 30, 2022	$16,934	$64,666	$715,258

We had recorded $563.2 million of cumulative impairment charges related to our intangible assets and goodwill as of September 30, 2023 and December 31, 2022.

Amortization expense on our definite-lived intangible assets was $2.9 million and $7.5 million for the three and nine months ended September 30, 2023, respectively, and $2.1 million and $5.0 million for the three and nine months ended September 30, 2022, respectively. Amortization expense is presented in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

9. Investments

In July 2023, we invested $6.0 million in a privately held company in the form of a convertible promissory note (the “Note”) and a warrant to purchase up to 1,874,933 shares of the company's stock (the "Warrant"). Interest on the Note accrues at 8% per annum and outstanding principal and accrued interest is due and payable at the earlier of July 3, 2030 or a change in control of the company. The Warrant is exercisable until the date three years after the Note is repaid, subject to certain accelerating events.

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities. The Note is classified as an available-for-sale security and is recorded at fair value with the change in unrealized gains and losses reported as a separate component on the Condensed Consolidated Statements of Comprehensive Income until realized. The Note's unrealized gain for the three and nine months ended September 30, 2023 was less than $0.1 million. The Note's amortized cost amounted to $2.5 million at September 30, 2023. We did not recognize any credit losses related to the Note during the three and nine months ended September 30, 2023.

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). As required by ASC 815, we record the derivative instrument on the Condensed Consolidated Balance Sheets at fair value with changes in fair value recognized in Other (income) expense on the Condensed Consolidated Statements of Operations on the recurring basis. The classification of the derivative instrument, including whether such instrument should be recorded as an asset or a liability, is evaluated at the end of each reporting period.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

10. Fair Value Measurements

We account for financial instruments under ASC Topic 820, Fair Value Measurements ("ASC 820"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 - Measurements that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Measurements that include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. These fair value measurements require significant judgment.

Financial instruments recorded at fair value on recurring basis as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2023
Money market funds (cash equivalent)	$190,054	$—	$—	$190,054
Investments:
Note	—	—	2,536	2,536
Warrant	—	—	3,506	3,506
	$190,054	$—	$6,042	$196,096

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2022
Money market funds (cash equivalent)	$203,285	$—	$—	$203,285
	$203,285	$—	$—	$203,285

The fair value of the Note is determined using the income approach, utilizing Level 3 inputs. The estimated fair value of the Warrant is determined using the Black-Scholes model, which requires us to make assumptions and judgments about the variables used in the calculation related to volatility, expected term, dividend yield and risk-free interest rate. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The following table presents quantitative information about the significant unobservable inputs applied to these Level 3 fair value measurements:

Assets	Significant Unobservable Inputs	September 30, 2023
Note	Expected terms (years)	7.0
	Implied Yield	23.0%
Warrant	Estimated volatility	55.0%
	Expected terms (years)	7.0
	Risk-free rate	4.6%
	Expected dividend yield	0%

The following table provides a reconciliation of the financial instruments measured at fair value using Level 3 significant unobservable inputs for the three months ended September 30, 2023 (in thousands):

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Note	Warrant
Balance as of July 3, 2023 (inception)	$2,411	$3,589
Accretion of discount	8
Interest paid-in-kind	117
Total unrealized gains or losses:
Recognized in earnings	—	(83)
Balance at September 30, 2023	$2,536	$3,506

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued marketing expense	$44,709	$26,873
Accrued taxes	938	542
Accrued customer credits	63,754	88,167
Accrued future customer compensation	46,263	30,181
Accrued contingencies	—	5,898
Accrued payroll	13,363	10,660
Other current liabilities	28,220	19,649
Total accrued expenses and other current liabilities	$197,247	$181,970

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

During the three and nine months ended September 30, 2023, $2.6 million and $7.8 million of accrued customer credits were redeemed, respectively, and we recognized $7.7 million and $18.4 million of revenue from breakage, respectively. During the three and nine months ended September 30, 2022, $5.6 million and $22.9 million of accrued customer credits were redeemed, respectively, and we recognized $1.8 million and $5.0 million of revenue from breakage, respectively. Breakage amounts are net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations and are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the three and nine months ended September 30, 2023, we recognized a net increase in revenue of $1.5 million and $0.2 million, respectively, and during the three and nine months ended September 30, 2022, we recognized a net increase in revenue of $4.6 million and $4.5 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

Accrued contingencies primarily decreased as a result of milestone payments to Betcha Sports, Inc. ("Betcha," which was rebranded as "Vivid Picks") of $6.0 million in cash during the nine months ended September 30, 2023.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Other current liabilities primarily increased as a result of accrued interest during the nine months ended September 30, 2023.

12. Debt

Our outstanding debt is comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
February 2022 First Lien Loan	$270,875	$272,938
Shoko Chukin Bank Loan	3,068	—
Total long-term debt, gross	273,943	272,938
Less: unamortized debt issuance costs	(4,760)	(5,290)
Total long-term debt, net of issuance costs	269,183	267,648
Less: current portion	(3,308)	(2,750)
Total long-term debt, net	$265,875	$264,898

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

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a new $275.0 million term loan (the "February 2022 First Lien Loan"), which has a maturity date of February 3, 2029 and added a new $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027. At September 30, 2023, we had no outstanding borrowings under our Revolving Facility.

The terms of the February 2022 First Lien Loan specify a secured overnight financing rate (“SOFR”) based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus 3.25%. The effective interest rate on the February 2022 First Lien Loan was 9.04% and 7.98% per annum at September 30, 2023 and December 31, 2022, respectively.

Our February 2022 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace. Therefore, the fair value is estimated on a Level

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

2 basis. At September 30, 2023 and December 31, 2022, the fair value of our February 2022 First Lien Loan approximated the carrying value.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the February 2022 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, restrict our ability to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of September 30, 2023, we were in compliance with all of our debt covenants related to the February 2022 First Lien Loan.

Due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan, we incurred a loss of $4.3 million for the nine months ended September 30, 2022, which is presented in Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations.

Shoko Chukin Bank Loan

In connection with our acquisition of Wavedash, we assumed long-term debt of JPY 458.3 million (approximately $3.1 million), which has a maturity date of June 24, 2026, subject to a fixed interest rate of 1.27% per annum.

13. Financial Instruments

We issued the following warrants during the year ended December 31, 2021 in connection with the Merger Transaction:

Public Warrants

We issued warrants to purchase 18,132,776 shares of our Class A common stock at an exercise price of $11.50 per share ("Public Warrants") to former warrant holders of Horizon Acquisition Corporation, of which warrants to purchase 5,166,666 shares were issued to Horizon Sponsor, LLC. The Public Warrants are traded on the Nasdaq Stock Market under the symbol “SEATW.” As of September 30, 2023, there were 6,766,853 outstanding Public Warrants.

Private Warrants

We issued warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share ("Private Warrants") to Horizon Sponsor, LLC. The Private Warrants have similar terms to the Public Warrants, except that the Private Warrants are not redeemable by us. As of September 30, 2023, there were 6,519,791 outstanding Private Warrants.

Exercise Warrants

We issued to Horizon Sponsor, LLC warrants to purchase 17,000,000 shares of our Class A common stock at an exercise price of $10.00 per share (“$10 Exercise Warrants”) and warrants to purchase 17,000,000 shares of our Class A common stock at an exercise of $15.00 per share (“$15 Exercise Warrants”; together with the $10 Exercise Warrants, “Exercise Warrants”). The Exercise Warrants have similar terms to the Public Warrants, except that the Exercise Warrants have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable. As of September 30, 2023, there were 17,000,000 $10 Exercise Warrants outstanding and 17,000,000 $15 Exercise Warrants outstanding.

Mirror Warrants

Hoya Intermediate issued to us warrants to purchase 17,000,000 of its common units (“Intermediate Units”) at an exercise price of $10.00 per unit (“$10 Mirror Warrants”), warrants to purchase 17,000,000 Intermediate Units at an exercise of $15.00 per unit (“$15 Mirror Warrants”), and warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (“$11.50 Mirror Warrants”; together with the $10 Mirror Warrants and $15 Mirror Warrants, “Mirror Warrants”). The number and terms of the Mirror Warrants are identical to the Public,

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Private and Exercise Warrants, respectively. Upon the valid exercise of a Public, Private or Exercise Warrant, Hoya Intermediate will issue to us an equivalent number of Intermediate Units. Similarly, if a Public, Private or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered. As of September 30, 2023, there were 17,000,000 $10 Mirror Warrants outstanding, 17,000,000 $15 Mirror Warrants outstanding and 13,286,644 $11.50 Mirror Warrants outstanding.

Hoya Intermediate Warrants

Hoya Intermediate issued to Hoya Topco, LLC (“Hoya Topco”) warrants to purchase 3,000,000 Intermediate Units at an exercise price of $10.00 per unit and warrants to purchase 3,000,000 Intermediate Units at an exercise of $15.00 per unit (collectively, the "Hoya Intermediate Warrants").

A portion of the Hoya Intermediate Warrants, consisting of warrants to purchase 1,000,000 Intermediate Units at exercise prices of $10.00 and $15.00 per unit, respectively (“Option Contingent Warrants”), were issued in tandem with stock options we issued to members of our management team (“Management Options”). The Option Contingent Warrants only become exercisable by Hoya Topco if a Management Option is forfeited or expires unexercised. As of September 30, 2023, 0.1 million Management Options were forfeited or expired.

Because the Hoya Intermediate Warrants allow for cash redemption at the option of the warrant holder, they are classified as a liability in Other liabilities in the Condensed Consolidated Balance Sheets. Upon consummation of the Merger Transaction, we recorded a warrant liability of $20.4 million, reflecting the fair value of the Hoya Intermediate Warrants determined using the Black-Scholes model. Upon consummation of the Merger Transaction, the fair value of the Hoya Intermediate Warrants included Option Contingent Warrants of $1.6 million. The estimated fair value of the Option Contingent Warrants is adjusted to reflect the probability of forfeiture of the corresponding Management Options based on historical forfeiture rates for Hoya Topco profits interests.

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants and the Option Contingent Warrants:

	September 30, 2023	December 31, 2022
Estimated volatility	46.0%	39.0%
Expected term (years)	8.1	8.8
Risk-free rate	4.6%	3.9%
Expected dividend yield	0.0%	0.0%

For the three and nine months ended September 30, 2023, the fair value of the Hoya Intermediate Warrants and the Option Contingent Warrants decreased by $1.7 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2022 decreased by less than $0.1 million and $6.6 million, respectively, which is presented in Other (income) expense on the Condensed Consolidated Statements of Operations.

Upon the valid exercise of a Hoya Intermediate Warrant for Intermediate Units, we will issue an equivalent amount of shares of our Class B common stock to Hoya Topco.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Share Repurchase Program

On May 25, 2022, our board of directors (“Board”) authorized a share repurchase program of our Class A common stock of up to $40.0 million ("Repurchase Program"). The Repurchase Program was announced on May 26, 2022 and its authorization was fully utilized during 2022 and the three months ended March 31, 2023. Cumulatively under the Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions. The share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets. We made no share repurchases during the three months ended September 30, 2023.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Secondary Offering

We completed a public offering of 18,400,000 shares of our Class A common stock, comprised of 16,000,000 shares sold on May 22, 2023 and 2,400,000 shares sold on June 15, 2023 pursuant to the full exercise by the underwriters of their option to purchase additional shares (the "Secondary Offering"). The shares were sold at a public offering price of $8.00 per share and were purchased by the underwriters from Hoya Topco (the "Selling Stockholder") at a price of $7.68 per share. The Selling Stockholder exchanged 18,400,000 shares of our Class B common stock and 18,400,000 Intermediate Units for the shares of our Class A common stock that it sold in the Secondary Offering. We did not receive any of the proceeds from the sale of the shares by the Selling Stockholder in the Secondary Offering. In connection with the Secondary Offering, we incurred $1.5 million of expenses during the nine months ended September 30, 2023, which are included within General and administrative expenses in the Condensed Consolidated Statements of Operations.

14. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on our business, financial position or results of operations other than those matters discussed herein.

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout, which we have settled. On January 5, 2022, we issued coupons to certain members of the class. Other members were notified in 2022 that they are eligible to submit a claim for a coupon, which they received in 2023. As of September 30, 2023 and December 31, 2022, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving settlement of one of the lawsuits was entered by the court on November 1, 2021. As such, after insurance, $4.5 million was funded to a claims settlement pool in 2021 and fully disbursed in 2022. A settlement was reached in another of the lawsuits in July 2022 and received final approval from the court on January 31, 2023. After insurance, we paid $3.3 million to cover legal and administrative fees and approved claims. Payments for approved claims were made in August 2023. We had no accrued liability as of September 30, 2023 and an accrued liability of $1.6 million as of December 31, 2022 within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to these matters.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

15. Related-Party Transactions

Vivid Cheers Inc.

In December 2020, Vivid Cheers Inc. (“Vivid Cheers”) was incorporated as a non-profit organization within the meaning of Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "IRC"). Vivid Cheers’ mission is to support causes and organizations dedicated to healthcare, education, and support of workers in the live events industry during times of need. We have the right to elect the board of directors of Vivid Cheers, which currently comprises our executives. We do not have a controlling financial interest in Vivid Cheers and, accordingly, do not consolidate its statement of activities with our financial results. We made no charitable contributions to Vivid Cheers during the three and nine months ended September 30, 2023. We made no charitable contributions to Vivid Cheers during the three months ended September 30, 2022, and $0.6 million during the nine months ended September 30, 2022. We had no accrued charitable contributions payable as of September 30, 2023 and December 31, 2022.

Viral Nation Inc.

Viral Nation Inc. ("Viral Nation") is a marketing agency that creates viral social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of our Board, is the Co-Founder, Chairman and CEO of Eldridge Industries, LLC, which owns in excess of 25% of Viral Nation. We incurred an expense of $0.1 million for the three and nine months ended September 30, 2023 and $0.2 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, which is presented in Marketing and selling expenses on the Condensed Consolidated Statements of Operations.

Rolling Stone

Rolling Stone, LLC ("Rolling Stone") is a high-profile magazine and media platform that focuses on music, film, television, and news coverages. Todd Boehly, a member of our Board, is the Co-Founder, Chairman and CEO of Eldridge Industries, LLC, which owns in excess of 20% of Rolling Stone. We incurred an expense of $0.2 million and $0.7 million as part of our multifaceted partnership with Rolling Stone for the three and nine months ended September 30, 2023, respectively, which is presented in Marketing and selling expenses on the Condensed Consolidated Statements of Operations. We incurred an expense of $0.5 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.

Khoros, LLC

Khoros, LLC ("Khoros") is a social media engagement and management platform. Martin Taylor, a member of our Board, is a Senior Managing Director at Vista Equity Partners, which is one of our investors and a majority owner of Khoros. We incurred an expense of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively, and less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively, which is presented in General and administrative expenses on the Condensed Consolidated Statements of Operations.

Los Angeles Dodgers

The Los Angeles Dodgers (the “Dodgers”) is a Major League Baseball team based in Los Angeles, California. Todd Boehly, a member of our Board, is a minority owner of the Dodgers. As part of our strategic partnership with the

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Dodgers, including our designation as the Official Ticket Marketplace of the Dodgers and certain other advertising, marketing, promotional and sponsorship benefits, we incurred an expense of $1.1 million for the three and nine months ended September 30, 2023 and zero for the three and nine months ended September 30, 2022, respectively, which is presented in Marketing and selling expenses on the Condensed Consolidated Statements of Operations.

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

In conjunction with the Secondary Offering in the second quarter of 2023, Hoya Topco exchanged Intermediate Units, and as a result, we recorded a liability of $99.0 million and a deferred tax asset of $52.8 million related to the Secondary Offering as well as the projected payments under the Tax Receivable Agreement, with a corresponding reduction to additional paid-in capital of $46.1 million. Tax Receivable Agreement-related liabilities are classified as current or long-term based on the expected date of payment. As of September 30, 2023, there were no amounts due within 12 months and, therefore, the entire liability is included in Tax Receivable Agreement liability within long-term liabilities in the Condensed Consolidated Balance Sheets.

16. Income Taxes

For the three and nine months ended September 30, 2023, we recorded a $2.6 million income tax expense and a $21.6 million income tax benefit in continuing operations, respectively. Our effective income tax rate differs from the 21% U.S. federal statutory rate largely due to the impact of noncontrolling interests and the release of our valuation allowance on our U.S. net operating losses, interest limitations, and tax credit carryforwards.

For the three and nine months ended September 30, 2022, we recorded a $0.1 million and $0.2 million income tax expense in continuing operations, respectively. The September 30, 2022 income tax provision was primarily a result of state taxes.

As of September 30, 2023, our deferred tax assets were primarily the result of our investment in partnership, net operating losses, interest limitations, and tax credit carryforwards. Prior to the second quarter of 2023, a full valuation allowance was maintained against our U.S. deferred tax assets on the basis of management’s reassessment of the amount of the deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets of $31.3 million associated with our investment in partnership, U.S. net operating losses, interest limitations, and tax credit carryforwards are realizable. We therefore reduced the valuation allowance accordingly in the second quarter of 2023. We maintain a partial valuation allowance on our investments in partnership related to the portion of the basis difference that will only reverse upon the sale of our interests, which would result in a capital loss that we do not expect to be able to utilize. Certain tax attributes remain subject to an annual limitation under Section 382 of the IRC as a result of the historical acquisitions.

During the second quarter of 2023, we received a refund associated with our 2021 tax filing in the amount of $7.8 million, including interest, for which a long-term liability was established.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement with the existing Hoya Intermediate shareholders that will provide for payment to Hoya Intermediate shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to VSI making payments under the Tax Receivable Agreement.

In conjunction with the Secondary Offering in the second quarter of 2023, Hoya Topco exchanged Intermediate Units, and as a result, we now have an obligation to make payments pursuant to the Tax Receivable Agreement. The increase in deferred tax assets, the Tax Receivable Agreement liability, and additional reduction in paid-in capital resulting from the Secondary Offering was $52.8 million, $99.0 million, and $46.1 million, respectively. Payments pursuant to the Tax Receivable Agreement relating to the Secondary Offering are expected to begin during the year ending December 31, 2024.

Amounts payable under the Tax Receivable Agreement are contingent upon the generation of future taxable income over the term of the Tax Receivable Agreement and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments. As of September 30, 2023, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $116.4 million. Under this scenario we would be required to pay approximately 85% of such amount, or $99.0 million, primarily over the next 15 years. As of September 30, 2023, there were no amounts due within 12 months.

17. Equity-Based Compensation

The 2021 Incentive Award Plan ("2021 Plan") was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors and consultants. The 2021 Plan became effective on October 18, 2021 upon closing of the Merger Transaction.

Restricted Stock Units ("RSUs")

In March 2023, we granted 2.5 million RSUs to certain employees at a weighted average grant date fair value of $7.17 per share. In May 2023, we granted less than 0.1 million RSUs to certain employees at a weighted average grant date fair value of $7.67 per share. In August 2023, we granted 0.1 million RSUs to certain employees at a weighted average grant date fair value of $7.45 per share. RSUs granted to employees vest over three years, with one-third vesting on the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

In June 2023, we granted 0.1 million RSUs to our directors at a weighted average grant date fair value of $7.68 per share. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the one-year anniversary of the grant date, subject to the director's continued service on our Board.

In June 2023, we granted less than 0.1 million RSUs to certain consultants at a weighted average grant date fair value of $7.98 per share. RSUs granted to consultants vest in equal annual installments over three years, subject to the consultant's continued service.

We account for forfeitures of outstanding, but unvested grants, in the period they occur. During the three and nine months ended September 30, 2023, less than 0.1 million and 0.2 million RSUs were forfeited, respectively. During the three and nine months ended September 30, 2022, 0.2 million and 0.3 million RSUs were forfeited, respectively.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

During the three and nine months ended September 30, 2023, 0.3 million and 1.0 million RSUs vested, respectively. During the three and nine months ended September 30, 2022, 0.1 million and 0.2 million RSUs vested, respectively. At September 30, 2023 and December 31, 2022, there were 4.1 million and 2.6 million RSUs outstanding, respectively.

Stock options

In March 2023, we granted 3.6 million stock options to certain employees at an exercise price of $7.17. The grant date fair value of the stock options is $3.30 per option. Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date. These stock options vest over three years, with one-third vesting on the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter. The stock options have a contractual term of ten years from the grant date, subject to the employee’s continued employment through the applicable vesting date. The fair value of stock options granted is estimated on the grant date using the Black-Scholes model.

In June 2023, we granted 0.9 million stock options divided into three tranches, 0.2 million, 0.3 million and 0.4 million, respectively, to certain consultants at exercise prices of $7.98, $17.00 and $23.00, respectively. The grant date fair value of the stock options is $3.22, $1.87 and $1.44 per option, respectively. Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date. These stock options vest in equal annual installments over three years. The stock options have a contractual term of seven years from the grant date, subject to the consultants' continued service through the applicable vesting date. The fair value of stock options granted is estimated on the grant date using the Hull White model.

The following assumptions were used to calculate the fair value of our stock options:

	June 14, 2023	March 10, 2023
Volatility	42.0%	42.0%
Expected term (years)	7.0	5.9
Risk-free rate	4.0%	3.9%
Dividend yield	0.0%	0.0%

At September 30, 2023 and December 31, 2022, there were 10.6 million and 6.1 million stock options outstanding, respectively. No stock options were exercised during the three and nine months ended September 30, 2023 and 2022. During the three and nine months ended September 30, 2023, zero and less than 0.1 million stock options were forfeited or expired, respectively. During the three and nine months ended September 30, 2022, 0.4 million stock options were forfeited or expired.

Compensation expense

For the three and nine months ended September 30, 2023, equity-based compensation expense related to RSUs was $3.9 million and $10.5 million, respectively, compared to $2.3 million and $6.0 million for the three and nine months ended September 30, 2022, respectively. Unrecognized compensation expense relating to unvested RSUs as of September 30, 2023 was $35.8 million, which is expected to be recognized over a weighted average period of approximately two years.

For the three and nine months ended September 30, 2023, equity-based compensation expense related to stock options was $2.8 million and $7.3 million, respectively, compared to $1.7 million and $4.6 million for the three and nine months ended September 30, 2022, respectively. Unrecognized compensation expense relating to unvested stock options as of September 30, 2023 was $25.4 million, which is expected to be recognized over a weighted average period of approximately two years.

For the three and nine months ended September 30, 2023, equity-based compensation expense related to profit interests was $1.0 million and $3.0 million, respectively. For the three and nine months ended September 30, 2022,

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

equity-based compensation expense related to profit interests was $1.1 million and $3.4 million, respectively. Unrecognized compensation expense relating to these profit interests as of September 30, 2023 was $1.6 million, which is expected to be recognized over a weighted average period of approximately two years.
18. Earnings Per Share

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

Net income attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate's net income for each quarterly period by Hoya Topco's weighted average percentage ownership of Intermediate Units during the period. Hoya Topco has the right to exchange its Intermediate Units for shares of our Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by our Board, which as of September 30, 2023, is controlled by investors in Hoya Topco. The ability to put Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects for a redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of our Class A common stock and is subject to our Board's approval.

The following table provides net income attributable to Hoya Topco's redeemable noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income—Hoya Intermediate	$17,672	$18,761	$61,674	$45,963
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income	52.9%	59.1%	56.8%	59.5%
Net income attributable to Hoya Topco's redeemable noncontrolling interests	$9,341	$11,084	$35,045	$27,368

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

The following table sets forth the computation of basic and diluted net income per share of Class A common stock for the periods in which shares of our Class A and Class B common stock were outstanding (in thousands, except share and per share data):

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator—basic:
Net income	$16,018	$18,747	$84,616	$45,945
Less: Income attributable to redeemable noncontrolling interests	9,341	11,084	35,045	27,368
Net income attributable to Class A Common Stockholders—basic	6,677	7,663	49,571	18,577
Denominator—basic:
Weighted average Class A common stock outstanding—basic	96,407,327	81,996,447	86,403,617	80,145,329
Net income per Class A common stock—basic	$0.07	$0.09	$0.57	$0.23

Numerator—diluted:
Net income attributable to Class A Common Stockholders—basic	$6,677	$7,663	$49,571	$18,577
Net income effect of dilutive securities:
Effect of Exercise Warrants	—	—	—	—
Effect of RSUs	15	1	68	—
Effect of noncontrolling interests	—	—	33,874	27,368
Net income attributable to Class A Common Stockholders—diluted	6,692	7,664	83,513	45,945
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	96,407,327	81,996,447	86,403,617	80,145,329
Weighted average effect of dilutive securities:
Effect of Noncontrolling Interests	—	—	109,514,286	118,200,000
Effect of Exercise Warrants	—	—	—	345,208
Effect of RSUs	455,572	27,016	389,828	19,232
Weighted average Class A common stock outstanding—diluted	96,862,899	82,023,463	196,307,731	198,709,769
Net income per Class A common stock—diluted	$0.07	$0.09	$0.43	$0.23

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Potential shares of our Class A common stock are excluded from the computation of diluted net income per share of Class A common stock if their effect would have been anti-dilutive for the period presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. The dilution reflected in diluted net income per share of Class A common stock during the nine months ended September 30, 2023 relates primarily to an assumed conversion of our noncontrolling interests to shares of our Class A common stock, which would not have a commensurate effect on net income, primarily due to the release of the valuation allowance which benefit is attributable to Vivid Seats Inc. only.

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share of Class A common stock for the periods presented that could potentially dilute earnings per share in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs	1,576,861	2,446,014	857,813	1,273,638
Stock options	10,597,528	6,239,307	10,597,528	6,239,607
Public Warrants and Private Warrants	13,286,644	13,286,644	13,286,644	13,286,644
Exercise Warrants	34,000,000	34,000,000	34,000,000	17,000,000
Hoya Intermediate Warrants	6,000,000	6,000,000	6,000,000	6,000,000
Noncontrolling Interests	99,800,000	118,200,000	—	—

19. Subsequent Events

On November 3, 2023, we entered into a definitive agreement to acquire 100% ownership of VDC Holdco, LLC, the indirect parent company of Vegas.com, LLC, a leading entertainment marketplace for consumers exploring Las Vegas, Nevada. The agreed upon purchase price was approximately $243.8 million, which is subject to customary closing adjustments, comprised of approximately $153.6 million in cash and approximately 15.6 million shares of our Class A common stock (calculated based on a price per share of $5.80, representing the average daily volume weighted price per share for each of the five consecutive trading days ending on and including November 2, 2023). The transaction also closed on November 3, 2023. We financed the cash portion of the purchase price with cash on hand.

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

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets from ticket sellers while enabling ticket sellers to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. During the three and nine months ended September 30, 2023, our revenues were $188.1 million and $514.6 million, respectively, and our Marketplace Gross Order Value ("Marketplace GOV") was $998.9 million and $2,808.2 million, respectively. During the three and nine months ended September 30, 2022, our revenues were $156.8 million and $435.3 million, respectively, and our Marketplace GOV was $781.8 million and $2,338.8 million, respectively. Our net income was $16.0 million and $84.6 million for the three and nine months ended September 30, 2023, respectively, and $18.7 million and $45.9 million for the three and nine months ended September 30, 2022, respectively.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

In our Marketplace segment, we act as an intermediary between ticket buyers and sellers. We earn revenue processing ticket sales from our Owned Properties, consisting of our websites and mobile applications, and from our Private Label Offering, which is comprised of numerous distribution partners. Our Marketplace segment also includes our daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service to our ticket buyers and sellers and daily fantasy sports users. We do not hold ticket inventory in our Marketplace segment.

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

The following table summarizes our key business metrics and non-GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketplace GOV(1)	$998,933	$781,834	$2,808,200	$2,338,789
Total Marketplace orders(2)	3,022	2,572	7,924	7,001
Total Resale orders(3)	110	90	273	225
Adjusted EBITDA(4)	$33,367	$28,284	$106,879	$79,625
(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV was negatively impacted by event cancellations in the amount of $10.1 million and $33.9 million during the three and nine months ended September 30, 2023, respectively, and $13.8 million and $63.3 million during the three and nine months ended September 30, 2022, respectively.
(2)
Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations that occurred during that period. During the three and nine months ended September 30, 2023, our Marketplace segment experienced 28,203 and 78,034 event cancellations, respectively, compared to 42,942 and 170,258 event cancellations during the three and nine months ended September 30, 2022, respectively.
(3)
Total Resale orders represents the volume of Resale segment orders in a period, net of event cancellations that occurred during that period. During the three and nine months ended September 30, 2023, our Resale segment experienced 851 and 2,363 event cancellations, respectively, compared to 1,113 and 4,383 event cancellations during the three and nine months ended September 30, 2022, respectively.
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

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with GAAP and may exclude recurring costs, such as interest expense, equity-based compensation, litigation, settlements and related costs, change in fair value of warrants, change in fair value of derivative assets and foreign currency revaluation (gains)/losses. In addition, other companies may calculate Adjusted EBITDA differently than us, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from Adjusted EBITDA.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$16,018	$18,747	$84,616	$45,945
Income tax expense (benefit)	2,595	118	(21,605)	194
Interest expense – net	2,544	2,901	8,596	9,542
Depreciation and amortization	3,301	2,158	8,603	5,269
Sales tax liability(1)	—	(118)	—	2,814
Transaction costs(2)	2,290	538	7,234	4,285
Equity-based compensation(3)	7,578	5,073	20,488	13,982
Loss on extinguishment of debt(4)	—	—	—	4,285
Litigation, settlements and related costs(5)	26	89	260	1,084
Change in fair value of warrants(6)	(1,664)	(65)	(991)	(6,618)
Change in fair value of derivative asset(7)	83	—	83	—
Change in fair value of contingent consideration(8)	20	(1,220)	(998)	(1,220)
Loss on asset disposals(9)	34	63	51	63
Foreign currency revaluation losses(10)	542	—	542	—
Adjusted EBITDA	$33,367	$28,284	$106,879	$79,625
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
(2)
This consists of legal, accounting, tax and other professional fees; personnel-related costs, which consist of retention bonuses; and integration costs. Transaction costs recognized in 2023 were primarily related to the Secondary Offering and our acquisitions and strategic investments. Transaction costs recognized in 2022 were primarily related to our acquisitions and strategic investments, the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan and our exchange offering of shares of our Class A common stock for properly tendered public warrants.
(3)
We incur equity-based compensation expenses for profits interests issued prior to the Merger Transaction and equity granted pursuant to the 2021 Plan, which we do not consider to be indicative of our core operating performance.
(4)
Losses incurred resulted from the extinguishment of the June 2017 First Lien Loan in February 2022.
(5)
This relates to external legal costs, settlement costs and insurance recoveries, which were unrelated to our core business operations.
(6)
This relates to the revaluation of warrants to purchase Intermediate Units held by Hoya Topco following the Merger Transaction.
(7)
This relates to the revaluation of derivatives recorded at fair value.
(8)
This relates to the revaluation of Vivid Picks cash earnouts.
(9)
This relates to asset disposals, which are not considered indicative of our core operating performance.
(10)
This relates to unrealized foreign currency revaluation losses from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date.

Key Factors Affecting our Performance

There have been no material changes from the “Key Factors Affecting Our Performance” discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Recent Developments

Business Acquisition

On September 8, 2023 (the "Acquisition Date"), we acquired 100% of the outstanding shares of WD Holdings Co., Ltd. ("Wavedash"), an online ticket marketplace headquartered in Tokyo, Japan. The purchase price was JPY 10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on the Acquisition Date, before considering the net effect of cash acquired. We financed the transaction at closing with cash on hand. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues	$188,133	$156,818	$31,315	20%	$514,576	$435,284	$79,292	18%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	50,462	37,617	12,845	34%	130,838	102,203	28,635	28%
Marketing and selling	77,006	66,323	10,683	16%	196,970	179,963	17,007	9%
General and administrative	37,225	30,239	6,986	23%	107,921	95,721	12,200	13%
Depreciation and amortization	3,301	2,158	1,143	53%	8,603	5,269	3,334	63%
Change in fair value of contingent consideration	20	(1,220)	1,240	102%	(998)	(1,220)	222	18%
Income from operations	20,119	21,701	(1,582)	(7)%	71,242	53,348	17,894	34%
Other (income) expense:
Interest expense – net	2,544	2,901	(357)	(12)%	8,596	9,542	(946)	(10)%
Loss on extinguishment of debt	—	—	—	—%	—	4,285	(4,285)	(100)%
Other (income) expense	(1,038)	(65)	(973)	(1,497)%	(365)	(6,618)	6,253	94%
Income before income taxes	18,613	18,865	(252)	(1)%	63,011	46,139	16,872	37%
Income tax expense (benefit)	2,595	118	2,477	2,099%	(21,605)	194	(21,799)	(11,237)%
Net income	16,018	18,747	(2,729)	(15)%	84,616	45,945	38,671	84%
Net income attributable to redeemable noncontrolling interests	9,341	11,084	(1,743)	(16)%	35,045	27,368	7,677	28%
Net income attributable to Class A Common Stockholders	$6,677	$7,663	$(986)	(13)%	$49,571	$18,577	$30,994	167%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues:
Marketplace	$154,388	$130,542	$23,846	18%	$430,119	$370,972	$59,147	16%
Resale	33,745	26,276	7,469	28%	84,457	64,312	20,145	31%
Total revenues	$188,133	$156,818	$31,315	20%	$514,576	$435,284	$79,292	18%

Total revenues increased $31.3 million, or 20%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased $79.3 million, or 18%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase, which occurred in both our Marketplace and Resale segments, resulted primarily from an increase in new orders processed and an increase in average order size, which is calculated by dividing Marketplace GOV by Total Marketplace Orders.

Marketplace

The following table presents Marketplace revenues by event category (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues:
Concerts	$87,142	$63,802	$23,340	37%	$239,762	$188,291	$51,471	27%
Sports	52,169	52,812	(643)	(1)%	143,118	143,012	106	0%
Theater	14,788	13,526	1,262	9%	45,705	37,997	7,708	20%
Other	289	402	(113)	(28)%	1,534	1,672	(138)	(8)%
Total Marketplace revenues	$154,388	$130,542	$23,846	18%	$430,119	$370,972	$59,147	16%

Marketplace revenues increased $23.8 million, or 18%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased $59.1 million, or 16%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase resulted primarily from an increase in new orders processed and an increase in average order size, especially in our concerts event category.

Total Marketplace orders increased 449,784, or 17%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased 922,788, or 13%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Cancellation charges, which are typically recognized as a reduction of revenues, represented a $1.0 million increase to revenue for the three months ended September 30, 2023 compared to a $3.0 million reduction for the three months ended September 30, 2022, and a $7.6 million reduction to revenue for the nine months ended September 30, 2023 compared to a $24.0 million reduction for the nine months ended September 30, 2022. Cancellation charges for the three months ended September 30, 2023 were lower than the three months ended September 30, 2022 due to higher store credit breakage. Cancellation charges for the nine months ended September 30, 2023 were lower than the nine months ended September 30, 2022 due to higher store credit breakage and negative impacts in early 2022 from abnormally high cancellations.

Marketplace revenues by business model consisted of the following (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues:
Owned Properties	$122,778	$106,597	$16,181	15%	$329,006	$288,827	$40,179	14%
Private Label	31,610	23,945	7,665	32%	101,113	82,145	18,968	23%
Total Marketplace revenues	$154,388	$130,542	$23,846	18%	$430,119	$370,972	$59,147	16%

The increase in revenue from Owned Properties during the three and nine months ended September 30, 2023 resulted primarily from an increase in new orders processed and an increase in average order size.

Within our Marketplace segment, we also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. Our referral fee revenue was $7.3 million and $21.9 million during the three and nine months ended September 30, 2023, respectively, and $7.6 million and $25.9 million during the three and nine months ended September 30, 2022, respectively. The decrease for both periods was due to declining insurance attachment rates to orders following abnormally high rates during the height of the COVID-19 pandemic and following the resumption of live events in 2021 and 2022.

Resale

Resale revenues increased $7.5 million, or 28%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased $20.1 million, or 31%, during the nine months ended September 30, 2023 compared to the nine months ended September 30 2022. The increase resulted primarily from higher order volume.

Total Resale orders increased 20,031, or 22%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased 48,276, or 21%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Cancellation charges, which are classified as a reduction of revenues, negatively impacted Resale revenue by $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, compared to less than $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, due to an increase in the reserve for future cancellations.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Cost of revenues:
Marketplace	$23,923	$17,950	$5,973	33%	$66,749	$52,912	$13,837	26%
Resale	26,539	19,667	6,872	35%	64,089	49,291	14,798	30%
Total cost of revenues	$50,462	$37,617	$12,845	34%	$130,838	$102,203	$28,635	28%

Total cost of revenues increased $12.8 million, or 34%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and increased $28.6 million, or 28%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by higher Marketplace GOV in our Marketplace segment and higher revenue in our Resale segment.

Marketplace

Marketplace cost of revenues increased $6.0 million, or 33%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and increased $13.8 million, or 26%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was relatively consistent with the increase in Marketplace GOV, which increased by 28% and 20% during the same respective periods.

Resale

Resale cost of revenues increased $6.9 million, or 35%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, which was higher than the 28% increase in Resale revenues over the same period, due to event category mix. Resale cost of revenues increased $14.8 million, or 30%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was relatively consistent with the 31% increase in Resale revenues over the same period.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Marketing and selling:
Online	$66,226	$59,774	$6,452	11%	$174,224	$164,444	$9,780	6%
Offline	10,780	6,549	4,231	65%	22,746	15,519	7,227	47%
Total marketing and selling	$77,006	$66,323	$10,683	16%	$196,970	$179,963	$17,007	9%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $10.7 million, or 16%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and increased $17.0 million, or 9%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase resulted from greater spending on online advertising, attributable to higher Marketplace GOV, and higher spending on offline advertising, attributable to increased brand marketing and partnership efforts to further cultivate brand awareness and affinity.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
General and administrative:
Personnel expenses	$27,740	$22,251	$5,489	25%	$78,791	$64,685	$14,106	22%
Non-income tax expenses	472	177	295	167%	1,426	3,859	(2,433)	(63)%
Other	9,013	7,811	1,202	15%	27,704	27,177	527	2%
Total general and administrative	$37,225	$30,239	$6,986	23%	$107,921	$95,721	$12,200	13%

Total general and administrative expenses increased $7.0 million, or 23%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and increased $12.2 million, or 13%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to higher personnel expenses from higher equity-based compensation expense and from higher employee headcount.

Depreciation and Amortization

Depreciation and amortization expenses increased $1.1 million, or 53%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased $3.3 million, or 63%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily related to an increase in development activities related to our platform and the intangibles acquired as part of our acquisition of Betcha (which was rebranded as "Vivid Picks").

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was less than $0.1 million and $1.0 million during the three and nine months ended September 30, 2023, respectively, due to the fair value remeasurement of cash earnouts.

Other (Income) Expense

Interest expense – net

Interest expense decreased $0.4 million, or 12%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased $0.9 million, or 10%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to higher interest income.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.3 million during the nine months ended September 30, 2022 due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan. There was no loss on extinguishment of debt for the nine months ended September 30, 2023.

Other (income) expense

Other income increased $1.0 million, or 1,497%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased $6.3 million, or 94%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the fair value remeasurement of the Hoya Intermediate Warrants and foreign currency revaluation losses due to unrealized losses arising from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date.

Income tax expense (benefit)

Income tax expense was $2.6 million during the three months ended September 30, 2023 and income tax benefit was $21.6 million during the nine months ended September 30, 2023 largely due to the impact of noncontrolling interests and the release of our valuation allowance on our U.S. net operating losses, interest limitations, and tax credit carryforwards.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from our operating activities. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for at least the next 12 months. As of September 30, 2023, we had $268.7 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. For the nine months ended September 30, 2023, we generated positive cash flows from our operating activities.

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

In connection with our acquisition of Wavedash, we assumed long-term debt from Shoko Chukin Bank Loan of JPY 458.3 million (approximately $3.1 million), which has a maturity date of June 24, 2026, subject to a fixed interest rate of 1.27% per annum.

As of September 30, 2023, we have the February 2022 First Lien Loan and Shoko Chukin Bank Loan outstanding. At September 30, 2023, we had no outstanding borrowings under our Revolving Facility.

Share Repurchase Program

On May 25, 2022, our Board authorized the Repurchase Program. The Repurchase Program was announced on May 26, 2022 and its authorization was fully utilized during 2022 and the three months ended March 31, 2023. Cumulatively under the Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions. The share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets. We made no share repurchases during the three months ended September 30, 2023.

Distributions to non-controlling interests

Per its Limited Liability Company Agreement, Hoya Intermediate is required to make pro-rata tax distributions to its members, of which zero and $11.0 million was distributed to non-controlling interests in the three and nine months ended September 30, 2023, respectively.

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

In conjunction with the Secondary Offering in the second quarter of 2023, Hoya Topco exchanged Intermediate Units, and as a result, we recorded a liability of $99.0 million and a deferred tax asset of $52.8 million related to the Secondary Offering as well as the projected payments under the Tax Receivable Agreement, with a corresponding reduction to additional paid-in capital of $46.1 million. Tax Receivable Agreement-related liabilities are classified as current or long-term based on the expected date of payment. As of September 30, 2023, there are no amounts due within 12 months and, therefore, the entire liability is included in Tax Receivable Agreement liability within long-term liabilities in the Condensed Consolidated Balance Sheets.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$114,386	$1,389
Net cash used in investing activities	(71,032)	(11,888)
Net cash used in financing activities	(26,696)	(204,911)
Impact of foreign exchange on cash, cash equivalents, and restricted cash	786	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$17,444	$(215,410)

Cash Provided by Operating Activities

Net cash provided by operating activities was $114.4 million for the nine months ended September 30, 2023 due to $84.6 million in net income, non-cash charges of $6.1 million, and net cash inflows from a $23.6 million change in net operating assets. The net cash inflows from the change in our net operating assets were primarily due to an increase in amounts payable to ticket sellers due to higher volume of orders.

Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2022 due to $45.9 million in net income, non-cash charges of $18.2 million, and net cash outflows from a $62.7 million change in net operating assets. The net cash outflows from the change in our net operating liabilities were primarily due to decreases in accrued expenses and other current liabilities and accounts payable. The decreases resulted primarily from sales tax liability settlements, the redemption of customer credits issued during the COVID-19 pandemic, and a decrease in amounts payable to ticket sellers as events postponed during the COVID-19 pandemic finally occurred.

Cash Used in Investing Activities

Net cash used in investing activities was $71.0 million for the nine months ended September 30, 2023, which was primarily related to our acquisition of Wavedash, capital spending on development activities related to our platform and our investment in a privately held company.

Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2022, which was primarily related to capital spending on development activities related to our platform.

Cash Used in Financing Activities

Net cash used in financing activities was $26.7 million for the nine months ended September 30, 2023, which was primarily related tax distributions to non-controlling interest and our Repurchase Program.

Net cash used in financing activities was $204.9 million for the nine months ended September 30, 2022, which was due to the repayment of the June 2017 First Lien Loan in connection with the refinancing.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, refer to the “Critical Accounting Policies and Estimates” section of our 2022 Form 10-K. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Form 10-K.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. We maintain floating-rate debt that bears interest based on market rates plus an applicable spread. Because our interest rate is tied to market rates, we will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate borrowings. A hypothetical 1% change in interest rates, assuming rates are above our interest rate floor, would change our interest expense by $2.1 million based on amounts outstanding under the February 2022 First Lien Loan during the nine months ended September 30, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of September 30, 2023 due to the reasons described below.

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

Remediation Activities

As part of our plan to remediate the material weakness described above, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and processes. We have hired, and plan to continue to hire, additional qualified personnel and establish more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities and appropriate segregation of duties. During the three months ended September 30, 2023, we continued to make progress in our remediation of the material weakness. While progress has been made to enhance our internal control, additional time is required to complete implementation and to assess and ensure the sustainability of these controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Refer to Note 14, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
November 7, 2023

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
November 7, 2023