Form 10-K
period 2023-12-31
Vivid Seats Inc.
filed 2024-03-08
CIK 1856031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

r

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40926

Vivid Seats Inc.

(Exact Name of registrant as specified in its charter)

Delaware	86-3355184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24 E. Washington Street, Suite 900 Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

(312) 291-9966

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SEAT	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A common stock	SEATW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $328 million.

As of February 29, 2024, the registrant had outstanding 133,952,766 shares of Class A common stock, $0.0001 par value per share, net of treasury shares and 76,225,000 shares of Class B common stock, $0.0001 par value per share.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Chicago, Illinois

forward-looking statements

This Annual Report on Form 10-K (this "Report") contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) regarding future events and the future results of Vivid Seats Inc. and its subsidiaries (collectively, “we,” “us” and “our”). Words such as “anticipate,” “believe,” “can,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “propose,” “seek,” “should,” “target,” “will” and “would,” as well as similar expressions which predict or indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements.

For example, we may use forward-looking statements when addressing topics such as our future financial performance, including our ability to generate sufficient cash flows or to raise additional capital when necessary or desirable, our success in attracting, hiring, motivating and retaining our senior management team, key technical employees and other highly skilled personnel, our ability to declare and pay dividends on our Class A common stock and other topics relating to our business, operations and financial performance such as:

•
the supply and demand of live concert, sporting and theater events;
•
the impact of adverse economic conditions affecting discretionary consumer and corporate spending;
•
our ability to maintain and develop our relationships with ticket buyers, sellers and partners;
•
our ability to compete in the ticketing industry;
•
our ability to continue to maintain and improve our platform and develop successful new solutions and enhancements or improve existing ones;
•
the impact of extraordinary events, including disease epidemics and pandemics;
•
our ability to identify suitable acquisition targets and to complete and realize the expected benefits of planned acquisitions;
•
our ability to comply with applicable regulatory regimes;
•
the impact of unfavorable legislative outcomes, or unfavorable outcomes in legal proceedings; and
•
our ability to maintain the integrity of our information systems and infrastructure, and to identify, assess and manage relevant cybersecurity risks.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are not guarantees of future performance, conditions or results, and are subject to risks, uncertainties and assumptions that can be difficult to predict and/or are outside of our control. Therefore, actual results may differ materially from those anticipated in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report or, in the case of statements incorporated by reference herein, as of the date of the incorporated document.

Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report, as well as in our press releases and other filings with the Securities and Exchange Commission (the “SEC”). Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

RISK FACTORS SUMMARY

You should carefully read this Report in its entirety, including the risks discussed in the “Risk Factors” section. Such risks include, but are not limited to:

Risks Related to Our Business and the Live Events and Ticketing Industries

•
A decline in the supply and demand of live concert, sporting and theater events, or a change in our relationships with ticket buyers, sellers and partners, could adversely affect our business.
•
Changes in internet search engine algorithms and dynamics, search engine disintermediation or mobile application marketplace rules could have a negative impact on traffic for our websites and mobile applications and, ultimately, our business.
•
We face intense competition in the ticketing industry, and we may be unable to maintain or increase our ticket listings and sales, which could adversely affect our business.
•
If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business could be adversely affected.
•
If we are unable to maintain and enhance our reputation and brand, our business could be adversely affected.
•
Our business may be adversely affected by extraordinary events, including disease epidemics and pandemics, or the effects of inflation.
•
If any of the business acquisitions we have made, or may make in the future, are unsuccessful, our business could be adversely impacted.
•
We are subject to risks associated with the growth of our international operations.
•
Our financial performance in certain periods may not be indicative of, or comparable to, our financial performance in subsequent periods due to seasonality and other operational factors.

Risks Related to Government Regulation and Litigation

•
The processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements, including those relating to personal privacy rights.
•
Unfavorable legislative outcomes, or unfavorable outcomes in legal proceedings in which we, ticket sellers or our partners may be involved, could adversely affect our business

Risks Related to Information Technology, Cybersecurity and Intellectual Property

•
System interruptions and the lack of integration and redundancy in our and third-party information systems and infrastructure could adversely affect our business.
•
Cybersecurity risks, data loss or other breaches of our network security or information systems could adversely affect our business.
•
Our payments system depends on third-party providers and is subject to risks that may adversely affect our business.

Risks Related to Our Indebtedness

•
Our debt agreements impose restrictions on us that limit management’s discretion in operating our business and, in turn, could impair our ability to meet our debt obligations.
•
We depend on the cash flows of our subsidiaries in order to satisfy our obligations, and we may face liquidity constraints if we are unable to generate sufficient cash flows and/or to raise additional capital when necessary or desirable.

Risks Related to our Organizational Structure and the Ownership of Our Securities

•
Our Private Equity Owner exerts significant influence over us, and its interest may conflict with ours or yours.
•
While we are no longer a “controlled company,” we may continue to rely on exemptions from certain Nasdaq corporate governance requirements during a one-year transition period.
•
Our Tax Receivable Agreement (the "TRA") requires us to make cash payments to Hoya Topco in respect of certain tax benefits, which payments may be substantial.
•
As a holding company, our principal asset is our equity interest in Hoya Intermediate, and we are accordingly dependent upon distributions from Hoya Intermediate to pay dividends, taxes and other expenses.

Risks Related to Being a Public Company

•
We have a material weakness in our internal control over financial reporting.
•
We are an “emerging growth company” and a decision by us to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our securities less attractive to investors.
•
The exercise of outstanding warrants would increase the number of shares of our Class A common stock eligible for resale in the public market and result in dilution to our stockholders.

Part I

Item 1. Business

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live.

We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We are relentless about finding ways to make event discovery and ticket purchasing easy, exciting and stress-free. Our platform provides ticket buyers, sellers and partners with an easy-to-use, trusted marketplace experience, ensuring fans can attend live events and create new memories.

We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets while enabling ticket sellers and partners to seamlessly manage their operations. To generate ticket sales, drive traffic to our websites and mobile applications, and build brand recognition, we have mutually beneficial partnerships with media partners, product and service partners, distribution partners, content rights holders such as teams, leagues and venues, and supplier partners in Las Vegas. To attract and retain sellers and partners, we offer a variety of products and services that allow their businesses to thrive.

Our platform is built on years of transactional and engagement data that provides us with deep insights into how to best connect ticket buyers with the experiences they seek. We understand the feeling of anticipation as the start of an event approaches and work diligently to enable fans to experience as many of these moments as possible. We seek to provide enriching customer engagement opportunities with personalized recommendations, engaging discovery options, a streamlined shopping experience and a differentiated value proposition through competitively priced tickets and loyalty rewards. Our Vivid Seats Rewards loyalty program allows enrolled ticket buyers on Vivid Seats branded properties to earn reward credits to spend on future orders and experience even more of their favorite events.

As a marketplace, our customer base includes ticket buyers, sellers and partners, as well as Vivid Picks daily fantasy sports users.

Recent Business Acquisitions

In November 2023, we acquired VDC Holdco, LLC, the indirect parent company of Vegas.com, LLC ("Vegas.com"), an online ticket marketplace for live event enthusiasts exploring Las Vegas. As the local market authority, Vegas.com provides a comprehensive event inventory of shows, attractions and tours in Las Vegas, as well as an end-to-end travel shopping experience complete with flights and hotels.

In September 2023, we acquired WD Holdings Co., Ltd., the parent company of Wavedash Co., Ltd. (“Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan. Wavedash is the market leader in the Japanese secondary ticketing market with a large and growing customer network supported by robust technology and compliance capabilities.

In December 2021, we acquired Betcha Sports, Inc. (“Betcha”), a real money daily fantasy sports mobile application with social and gamification features. In August 2022, we rebranded Betcha as Vivid Picks, LLC (“Vivid Picks”) and integrated the product into our ecosystem. We leverage the natural overlap between sports fans who play fantasy and sports fans who buy tickets. We also learn more about our customer preferences, and foster engagement between ticketing transactions. Within the Vivid Picks application, users are able to place entries and engage socially, as well as browse, discover, and buy tickets to events. Building on Vivid Picks' technology, we launched Game Center in 2023, with free-to-play games available directly in the Vivid Seats mobile application, where players can engage and win free event tickets.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers and partners through which we earn revenue processing ticket sales from our Owned Properties, consisting of our websites and mobile applications, including Vivid Seats, Vegas.com and Wavedash, and from our Private Label Offering, which includes numerous distribution partners. Our Marketplace segment also includes our Vivid Picks daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

We primarily earn revenue from service and delivery fees charged to ticket buyers. We also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. The revenue we earn from our Vivid Picks daily fantasy sports offering is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives.

We incur costs for developing and maintaining our platform, providing back-office support and customer service, facilitating payments and deposits and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

A key component of our platform is Skybox, a proprietary enterprise resource planning (“ERP”) tool used by the majority of ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing and fulfill orders across multiple ticket resale marketplaces. Professional ticket sellers use an ERP to manage their operations, and Skybox is their most widely adopted ERP.

The tickets we sell through our Marketplace segment are diversified across event categories including sports, concerts and theater. A diversified mix across these three major categories broadens our opportunities, limits exposure to any particular category and reduces seasonal variation in order volumes.

Within each of these categories, there are a broad range of productions that provide further diversification:

•
Sports. Includes the four major professional leagues (MLB, NFL, NBA and NHL), college sports and a wide variety of other sporting activities such as soccer, racing and minor league baseball.
•
Concerts. Includes musical acts across a broad range of genres touring across major venues, small venues and music festivals.
•
Theater. Includes Broadway and off-Broadway plays and musicals, family entertainment events, other stage shows, comedy acts and speaker series.

Resale

In our Resale segment, we acquire tickets to resell on secondary ticket marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and our ongoing efforts to deliver industry-leading seller software and tools.

Our Growth Strategies

New Customer Acquisition via Performance Marketing and Alternative Channels

Fans interested in attending live events frequently utilize internet search engines to browse tickets. With our proprietary digital marketing technology and real-time first-party data, we have historically captured customer search traffic within reasonable customer acquisition cost thresholds. We will continue to hone our performance marketing algorithms, refine our strategies for other marketing channels and invest to acquire new customers where we identify positive lifetime value. We believe our Vegas.com property is one such alternative and profitable customer acquisition channel; as millions of live event enthusiasts travel to Las Vegas and transact on Vegas.com, we anticipate a nationwide awareness benefit as tourists return to their home markets with greater awareness of and affinity for Vivid Seats.

Increase Brand Awareness and Affinity

Across our brands, we want to be the go-to ticketing marketplace for buyers and sellers when searching for, purchasing and selling event tickets. We seek to offer the best value to ticket buyers and sellers in the secondary ticketing market and want to amplify our message to maximize awareness of what differentiates our offerings. We differentiate ourselves from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. Our Vivid Seats Rewards loyalty program allows enrolled Vivid Seats ticket buyers to earn reward credits to spend on future orders, enhancing our value proposition, and surprises and delights these buyers with other perks and upgrades. Our brand campaigns connect Vivid Seats with the number 11 and drive awareness of the key tenet of Vivid Seats Rewards loyalty — the free 11th ticket.

We offer a reliable and secure experience for our buyers by providing them with award-winning customer service and a 100% buyer guarantee. This guarantee provides full-service customer care, safe and secure transactions and valid tickets, which are delivered before the event. Since live event tickets are often a significant purchase, our ticket buyers receive compensation for late delivery of tickets and cancelled events. The more customers understand our value proposition, appreciate that we are a trusted marketplace, develop an affinity for our brand and interact with our platform, the more transactions we expect to complete.

Increase Customer Retention

Once customers transact with us, many return and complete additional transactions. We seek to increase both the number and frequency of these repeat customer visits and transactions by having ticket buyers view us as their ticketing platform of choice. The combination of our Vivid Seats Rewards loyalty program, increasing brand awareness and ongoing product improvements will drive a more personalized and engaging experience and will result in greater affinity towards our marketplace. As ticket buyers gain a full appreciation of our value proposition relative to other ticketing marketplaces, we anticipate they will increasingly choose us over other marketplaces and make purchases more frequently. We typically incur lower marketing costs from repeat customers that go directly to our websites and mobile applications to browse and place orders.

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

We provide customized content to our customers to enhance their experience while driving continued engagement. We provide a broad selection of competitively priced tickets and personalized recommendations, blog content and industry news. With the launch of Game Center in July 2023, fans can engage in free-to-play games directly in the Vivid Seats mobile application, earn tokens towards Game Center rewards such as promo codes and earn entries in weekly drawings for free tickets. Additionally, Vivid Picks provides an adjacent opportunity for our sports fans to partake in a fun, interactive gamification experience where they can play and win real money.

Develop Additional Seller Tools and Services

We enable ticket sellers to thrive by offering products and services that support their business needs. Our proprietary Skybox platform helps ticket sellers manage their inventory, set pricing, fulfill orders and track sales. We have a proud history of innovating to support ticket sellers and continue to develop additional tools and service offerings that address existing problems or add efficiency to the sales and fulfillment process. As we increase the quality and depth of our seller tools and service offerings, we will attract additional sellers and listings to our platform, reinforce our existing seller relationships and help sellers improve the efficiency of their business processes. We anticipate this will result in more transactions on our marketplace.

Expand Our Partnerships

Partnerships are an important and additive part of our ecosystem. They help generate ticket sales, drive traffic to our websites and mobile applications and build brand recognition. Our partner ecosystem includes:

•
Media Partners. We partner with well-known media companies to integrate our branding, promotions and links to allow their users to access and purchase tickets from us. By working with media partners, we broaden our reach and cultivate brand awareness with high-value live event fans. We also enhance their users' experiences by providing a wide variety of tickets at competitive prices. Our partnership with ESPN, for example, exposes our tickets sellers’ inventory to new audiences with high interest in attending a variety of live sporting events.
•
Product and Service Partners. We partner with providers of related products and services when they are additive to our customers' experiences. For example, we offer ticket buyers the option to purchase third-party event ticket insurance and provide multiple payment options, including with buy-now-pay-later payment service providers.
•
Distribution Partners. We allow our distribution partners to offer event tickets to their existing customers by leveraging our technology, fulfillment and customer service capabilities.
•
Content Rights Holders. Partnerships with teams, leagues and venues provide us with certain marketing or advertising rights in exchange for a monetary commitment. Such marketing rights often include exclusive experiences for our buyers such as throwing the first pitch at a Colorado Rockies game. We also typically receive ticket allotments, or the right to purchase tickets, from these partners to partially offset related marketing expense.
•
Supplier Partners. Our Vegas.com property serves as a key distribution partner for leading entertainment and hospitality brands in Las Vegas, including show producers, hotel and entertainment companies, and attraction and tour companies.

We will continue to seek out mutually beneficial partnerships in our existing ecosystem and other categories that improve our customers’ experience while leveraging our existing brand, traffic and reputation.

Our Platform

Modern Technology that Delivers a Seamless Experience

Our “built in the cloud” technology platform supports all elements of the customer experience. Customers can search for an event, buy or sell a ticket, engage with curated content, and contact customer support. Our technology mission is to continually innovate and deliver market-leading products and services that support the evolving needs and preferences of ticket buyers, sellers and partners, as well as Vivid Picks daily fantasy sports users. Our scalable, reliable and performant systems power a consumer and partner-facing platform that supports ticket buyers while our tools power inventory management and ticket fulfillment for ticket sellers and partners.

Buyer Technology and Products

Our consumer systems are designed to respond to the dynamic, fast-paced landscape of the live events industry. Our marketplace, supported by proprietary digital marketing technology, is adept at capitalizing on demand opportunities by bringing ticket buyers to our platform for their desired event and seamlessly supporting their shopping and checkout experience. We continually invest in optimizing our consumer-facing technology across our website and mobile applications. We seek opportunities to create engaging and delightful experiences through a wide range of event ticket listings, relevant content, curated recommendations and a seamless checkout process. We power that experience through a host of technology systems that consider historical transactional and engagement behavior, proximity and ticket buyer preferences. We leverage the latest technologies in search, customer relationship management and data analytics and incorporate these capabilities into our advanced and flexible infrastructure.

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

Partner Technology and Products

Our platform allows distribution and supplier partners to bring additional ticket buyer demand into our ecosystem. Distribution partners can integrate our event feeds and ticket listings into their online properties through application programming interfaces (“APIs”) or fully-managed websites. We also provide turn-key checkout, customer service and fulfillment. This offering increases the number of ticket buyers and sellers accessing our platform, allowing us to leverage our scale to drive operational and marketplace efficiencies while enabling our partners to offer additional products to their customers.

For our Vegas.com supplier partners, we provide a full suite of technology and services including an efficient marketing channel for customer acquisition, a proprietary real-time inventory management platform, customer service, and tools to inform about demand and price elasticity.

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

Our technology architecture is service-oriented, cloud-based, and modular. Each individual component of our architecture is independent. We can innovate quickly, increase development velocity and leverage new development technologies available in the market. We can also scale our platform to meet changing levels of ticket buyer demand and evolving ticket seller and partner needs.

Third-Party Developers

Our APIs allow a broad ecosystem of third-party tools and systems to integrate with our platform. Third-party tools integrate with our marketplace ticket broker API and ticket broker portal to streamline and automate the sales and fulfillment process. Our Skybox ERP integrates with numerous third-party automation and workflow management solutions. Ticket sellers can thus leverage other applications and functions to support the specific needs of their business.

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
•
We Enhance Communities. We invest in our communities. We are united in raising awareness around causes close to our hearts and are passionate about giving back. We are proud to partner with national and local community organizations – including Make-A-Wish, MusiCares, Chicago’s Lurie Children’s Hospital and Ronald McDonald House Charities – where our employees have provided care packages, donated wish list gifts, and hosted patients and families at live events. We and our ticket buyers have been proud to support the efforts of MusiCares, the Recording Academy’s charity, to support and enrich the music community, including by helping music industry professionals impacted by the COVID-19 pandemic and natural disasters. Vivid Cheers, our charitable foundation, and Make-A-Wish, the global organization responsible for creating life-changing wishes for children with critical illnesses, have been granting wishes, and helping to share once-in-a-lifetime experiences with children and families in their time of need, since the launch of the partnership in 2022.

Employees and Human Capital

We are passionate about facilitating amazing experiences for our customers and we are similarly intent on providing compelling experiences for our employees. Offering employees an engaging and positive work environment contributes to both their and our success. In 2023, we were proud to be named to Built In Chicago’s Best Places to Work and Chicago Innovation Awards lists.

Our talented employees give us a competitive advantage. To support our employees, we have built and strive to maintain a company culture that empowers them to embrace challenges, collaborate freely and seek to constantly evolve. We are committed to fostering an environment that is inclusive and welcoming to a diversity of backgrounds, experiences and thoughts as a means toward achieving employee engagement, empowerment, innovation and good decision-making, and we seek to hire talented, dedicated and diverse team members. As of December 31, 2023, we had 768 employees, most of whom are based at one of our five office locations in Chicago, Illinois; Coppell, Texas; Las Vegas, Nevada; Toronto, Canada; and Tokyo, Japan.

The main objectives of our human capital resources are identifying, attracting, hiring, integrating, developing, motivating and retaining our existing and new employees to create teams that are driven towards the common goal of achieving consistently strong results. Our talent management team identifies key positions based on current and future business strategies and creates robust programs for talent development, including evaluating bench strength, building redundancy, and identifying potential successors. In addition to providing an engaging work environment, we provide a robust assortment of benefits including healthcare and retirement programs, flexible paid time off, paid parental leave, wellness programs, in-office working perks, and ticket discounts.

Competition

Our business faces significant competition from other primary and secondary ticketing service providers to acquire new and retain existing ticket buyers, sellers and partners. Our main competitive factors are:

•
the availability and variety of ticket offerings;
•
pricing, including in the primary ticket market;
•
acquiring customer traffic by way of internet search engines impacting customer acquisition and marketing costs;
•
brand recognition; and
•
technology, including functionality and ease of use to search for offerings and complete a purchase.

We have several competitive advantages that enable us to maintain and grow our position as a leading ticket provider:

•
wide selection of listings and ticketing options;
•
competitive pricing;
•
Vivid Seats Rewards, the most comprehensive loyalty program among our key competitors;
•
full-service marketplace with excellent customer service;
•
proprietary performance marketing algorithms supported by real-time first-party data;
•
local market authority and key supplier partnerships for our Vegas.com property;
•
scale, profitable unit economics and a strong balance sheet;
•
close relationships with, and excellent customer service provided to, professional ticket sellers; and
•
free-to-use Skybox ERP for professional ticket sellers, the most widely adopted ERP in the industry.

Our key competitors are StubHub, Ticketmaster, SeatGeek and TicketNetwork.

With our Vivid Picks daily fantasy sports offering, we face a highly competitive gaming market, including other free-to-play and real money online gaming and daily fantasy sports providers. We provide a differentiated product and experience to users with an easy-to-use app with simple player props. The app is enhanced by social and gamification features, the opportunity to play and win real money and the availability to purchase tickets directly in the app.

We also face competition from other avenues for entertainment. Consumers have a wide array of entertainment options including restaurants, movies and television and we compete for the discretionary spend of our ticket buyers and daily fantasy sports users.

Government Regulation

Government regulation impacts key aspects of our business. Applicable federal, state, local and international laws and regulations involve areas such as privacy, data protection, intellectual property, competition, consumer protection, ticketing, payments, export taxation, anti-bribery, anti-corruption, anti-money laundering, fantasy sports and sports gaming.

For example, privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data is an area that is increasingly subject to federal, state and international legislation and regulations with which we must comply. These include, but are not limited to, the California Consumer Privacy Act, the Canadian Personal Information Protection and Electronic Documents Act and the Japanese Act on the Protection of Personal Information Act No. 57 of 2003.

From time to time, federal, state, local and international authorities and/or individuals commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws, particularly as related to ticket resale services. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets. New laws and regulations or changes to existing laws and regulations could limit or inhibit our ability to operate, or the ability of ticket buyers, sellers and our partners to continue to use, our ticket marketplace. For example, New York recently amended its Arts and Cultural Affairs Law to require additional disclosures by ticket marketplaces and restrict a ticket marketplace’s ability to charge fees for the e-delivery of tickets.

As a result of the COVID-19 pandemic, we experienced a high volume of events that were rescheduled, postponed and/or cancelled (particularly in 2020 and 2021) and made certain changes to our refund practices. Although we have restored our refund policies to be consistent with our policies pre-pandemic, such changes to our refund practices have drawn the attention of, and inquiry from, various attorneys general and other regulators.

We are subject to laws and regulations that affect companies conducting business on the internet in many jurisdictions where we operate. With the continued state adoption of internet sales tax and marketplace facilitator laws, more buyers across the United States will encounter sales tax on our platform in the future. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for ticket buyers, sellers and partners.

Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate. Compliance with these laws, regulations, and similar requirements may be complex, costly and difficult to implement, and variances and inconsistencies across jurisdictions may further increase the costs of compliance and doing business.

Intellectual Property

Our business relies substantially on the creation, use and protection of intellectual property related to our platform and services. We seek to protect our intellectual property through a combination of trademarks, patents, domain names, copyrights and trade secrets. We further seek to protect our intellectual property through contractual provisions with employees, customers, suppliers, partners, affiliates and others, including, but not limited to, employee confidentiality and intellectual property assignment agreements, and commercial contracts that protect our intellectual property and confidential information.

Seasonality

Our financial results can be impacted by seasonality. Typically, we experience slightly increased activity in the fourth quarter when all major sports leagues are in season and there is an increase in order volume for theater events during the holiday season and concert on-sales for the following year.

Corporate Information

Vivid Seats was founded in 2001, and in 2004, we launched our website, www.vividseats.com. In 2010, we launched our marketplace platform, which we scaled rapidly while we developed and refined our proprietary systems to enable us to best serve our customers. In 2014, we launched Skybox, a free-to-use cloud-based ERP tool for sellers to manage their businesses, and first deployed our mobile application in 2015 to capture the increasing volume of tickets purchased through mobile channels. In 2019, we launched our Vivid Seats Rewards loyalty program, and have since focused on building long-term customer value through brand affinity and a differentiated value proposition.

In March of 2021, Vivid Seats Inc. was incorporated in Delaware for the purpose of completing the transactions contemplated by the transaction agreement, dated April 21, 2021 (the “Transaction Agreement”), among Vivid Seats Inc., Horizon Acquisition Corporation, a publicly traded special purpose acquisition company (“Horizon”), Horizon Sponsor, LLC, a Delaware limited liability company (“Horizon Sponsor”), Hoya Intermediate, LLC, a Delaware limited liability company (“Hoya Intermediate"), and Hoya Topco, LLC, a Delaware limited liability company (“Hoya Topco”).

In October 2021, as contemplated by the Transaction Agreement, Horizon merged with us (the “Merger Transaction”), upon which the separate corporate existence of Horizon ended and we remained as the surviving entity. At the same time, we became a publicly traded company listed on the Nasdaq Global Select Market (“Nasdaq”) with our Class A common stock trading under the symbol "SEAT" and our warrants trading under the symbol "SEATW."

Available Information

Because we are subject to the requirements of the Exchange Act, we file periodic reports, proxy statements and other information with the SEC. This information is available on the SEC’s website, www.sec.gov. We also use our Investor Relations website, investors.vividseats.com, as a means for disclosing information to investors, some of which may be material and previously non-public. We make available free of charge on our Investor Relations website a variety of information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Website addresses included in this Report are for convenience only. Information contained on or accessible through such website addresses is not incorporated by reference in, and does not constitute part of, this Report.

Directors

Information about each member of our Board of Directors (our “Board”) as of December 31, 2023 is set forth below.

			Board Committees
Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance
Stanley Chia	42	2021
Mark Anderson	48	2021			Chair
Todd Boehly	50	2021
Jane DeFlorio	53	2021	Chair		Member
Craig Dixon	48	2021	Member	Member	Member
David Donnini	58	2021		Chair
Tom Ehrhart	36	2021
Julie Masino	53	2021	Member	Member
Martin Taylor	54	2021

Stanley Chia. Mr. Chia has served as our Chief Executive Officer and as a member of our Board since joining Vivid Seats in 2018. From 2015 to 2018, he served as Chief Operating Officer at Grubhub Inc., an online and mobile takeout marketplace for restaurant orders. Mr. Chia has also held senior roles at Amazon.com, Inc. (Nasdaq: AMZN), Cisco Systems, Inc. (Nasdaq: CSCO) and General Electric Company (NYSE: GE), where he led strategic businesses and organizations. Mr. Chia also serves on the board of directors of 1871, where he is a member of the nominating and governance committee, and on the President’s Advisory Board of the Georgia Institute of Technology. Mr. Chia is a graduate of the Georgia Institute of Technology and Emory University’s Goizueta Business School. Mr. Chia also served as an Armored Infantry Platoon Commander in the Singapore Armed Forces.

Mark M. Anderson. Mr. Anderson joined GTCR LLC, a private equity firm, in 2000 and is currently a Managing Director. Mr. Anderson also serves on the boards of directors of Gogo Inc. (Nasdaq: GOGO), where he is a member of the nominating and corporate governance committee, CommerceHub, Jet Support Services, Inc., Lexipol and Point Broadband. Mr. Anderson is a graduate of the University of Virginia and Harvard Business School.

Todd Boehly. Mr. Boehly co-founded Eldridge Industries, LLC, a holding company with a unique network of businesses across finance, technology, real estate and entertainment, in 2015 and has since served as its Chairman and Executive Officer. He has also served as Chief Executive Officer, Chief Financial Officer and director at Horizon Acquisition Corporation II since August 2020 and at Horizon Acquisition Corporation III since November 2020. Mr. Boehly served as Horizon Acquisition Corporation’s Chief Executive Officer and director from June 2020 to October 2021 and Chief Financial Officer and Chairman from July 2020 to October 2021. From 2002 to 2015, he worked at Guggenheim Partners, most recently as President. Mr. Boehly also serves on the boards of directors of Kennedy-Wilson Holdings (NYSE: KW), the Los Angeles Lakers, Flexjet, PayActiv, CAIS and Cain International. Mr. Boehly is a graduate of the College of William & Mary and studied at the London School of Economics.

Jane DeFlorio. Ms. DeFlorio served as Managing Director of Retail and Consumer Sector Investment Banking Coverage at Deutsche Bank AG from 2007 to 2013. From 2002 to 2007, she was an Executive Director in the Investment Banking Consumer and Retail Group at UBS Investment Bank. Ms. DeFlorio also serves on the boards of directors of SITE Centers Corp. (NYSE: SITC), where she is chair of the audit committee and a member of the compensation and pricing committees, Parsons School of Design and the Museum at Fashion Institute of Technology. Ms. DeFlorio also serves on the board of trustees of The New School University in New York City, where she is chair of the audit and risk committee, and previously served on the board of directors of Perry Ellis International. Ms. DeFlorio is a graduate of the University of Notre Dame and Harvard Business School.

Craig Dixon. Mr. Dixon is the Co-Founder and Co-Chief Executive Officer of The St. James, a leading developer and operator of premium performance, wellness and lifestyle brands, technology experiences and destinations. From 2006 to 2013, he served as Assistant Vice President, Senior Counsel and Assistant Corporate Secretary at Smithfield Foods, Inc. Mr. Dixon began his legal career at McGuireWoods LLP and Cooley LLP and served as a Law Clerk to the Honorable James R. Spencer of the U.S. District Court for the Eastern District of Virginia. He is also a member of the board of trustees of Episcopal High School. Mr. Dixon is a graduate of the College of William & Mary and William & Mary School of Law.

David Donnini. Mr. Donnini joined GTCR LLC, a private equity firm, in 1991 and is currently a Managing Director. Prior to joining GTCR, he worked at Bain & Company. Mr. Donnini also serves on the boards of directors of AssuredPartners, Consumer Cellular, Park Place Technologies, Kick Health, Everon, ITEL, Senske Lawn Care and Sotera (NYSE: SHC), where he serves on the nominating and corporate governance committee. Mr. Donnini is a graduate of Yale University and the Stanford Graduate School of Business.

Tom Ehrhart. Mr. Ehrhart joined GTCR LLC, a private equity firm, in 2012 and is currently a Principal. Prior to joining GTCR, he was an Analyst in the Financial Institutions group at Credit Suisse. Mr. Ehrhart also serves on the boards of directors of AssuredPartners, Consumer Cellular, Global Claims Services, Park Place Technologies, PPC Flexible Packaging and Senske Services. Mr. Ehrhart is a graduate of Georgetown University.

Julie Masino. Ms. Masino has served as President, Chief Executive Officer and director at Cracker Barrel Old Country Store, Inc. (Nasdaq: CBRL) since November 2023 after having served as Chief Executive Officer-Elect since August 2023. She served as President, International at Taco Bell, a subsidiary of Yum! Brands, Inc. (NYSE: YUM), from January 2020 to June 2023 and as President, North America at Taco Bell from 2018 to December 2019. Ms. Masino previously held senior positions at Mattel, Inc. (Nasdaq: MAT) from 2017 to 2018 and at Sprinkles Cupcakes from 2014 to 2017. Ms. Masino previously served on the boards of directors of PhysicianOne Urgent Care and Cole Haan. Ms. Masino is a graduate of Miami University.

Martin Taylor. Mr. Taylor joined Vista Equity Partners, a private equity firm, in 2006 and is currently a Senior Managing Director. Prior to joining Vista Equity Partners, he spent more than 13 years at Microsoft Corporation, including in roles managing corporate strategy, sales, product marketing and segment focused teams in North and Latin America. Mr. Taylor also serves on the boards of directors of Jamf Holding Corp. (Nasdaq: JAMF), where he serves on the compensation and nominating committee, and Integral Ad Science (Nasdaq: IAS), where he serves on the compensation and nominating and committee. He previously served on the board of directors of Ping Identity Holding Corp. (NYSE: PING). Mr. Taylor is a graduate of George Mason University.

Executive Officers

Information about each of our executive officers as of December 31, 2023 is set forth below (other than Mr. Chia’s biography, which is set forth under “Directors” above).

Name	Age	Executive Officer Since	Position
Stanley Chia	42	2018	Chief Executive Officer and Director
Lawrence Fey	43	2020	Chief Financial Officer
Riva Bakal	39	2021	Chief Product and Strategy Officer
Emily Epstein	45	2022	General Counsel
Jon Wagner	51	2018	Chief Technology Officer

Lawrence Fey. Mr. Fey has served as our Chief Financial Officer since April 2020, and previously served as a member of our Board from 2017 to February 2020. From 2005 to March 2020, he worked at GTCR LLC, a private equity firm, most recently serving as a Managing Director. While at GTCR, Mr. Fey served on the boards of directors of many successful investments, including Six3 Systems, CAMP Systems, Zayo Group, Cision, Park Place Technologies, GreatCall and Simpli.fi. Mr. Fey is a graduate of Dartmouth College.

Riva Bakal. Ms. Bakal has served as our Chief Product and Strategy Officer since March 2022. Ms. Bakal joined Vivid Seats in February 2019 as our Vice President of Strategy and Corporate Development. From 2016 to 2018, she served in a variety of senior positions across functions at Grubhub Inc., an online and mobile takeout marketplace for restaurant orders, most recently as Vice President of Market Operations. Ms. Bakal is a graduate of the Massachusetts Institute of Technology and Harvard Business School.

Emily Epstein. Ms. Epstein has served as our General Counsel since joining Vivid Seats in October 2022. From January to July 2022, she served as General Counsel at Datto, Inc., a security and cloud-based software solutions provider. From December 2020 to January 2022, Ms. Epstein served as Deputy General Counsel and Corporate Secretary at Coupang, Inc. (NYSE: CPNG). From 2016 to December 2020, she served in various leadership positions at Nielsen Holdings, Inc. (NYSE: NLSN), most recently as Deputy Chief Legal Officer. From 2014 to 2016, she worked in the legal department at American Express Company (NYSE: AXP). Ms. Epstein began her legal career at Simpson Thacher & Bartlett LLP. Ms. Epstein is a graduate of Harvard University and the University of Virginia School of Law.

Jon Wagner. Mr. Wagner has served as our Chief Technology Officer since joining Vivid Seats in 2018. Mr. Wagner has more than 25 years of experience in the technology sector, including most recently as a freelance decision engineering consultant in 2018. From 2017 to 2018, he served as Co-Founder of Aidan.ai, a start-up specializing in applied artificial intelligence. In 2017, he served as Vice President of Systems and Decision Engineering at Grubhub, Inc. From 2015 to 2017, he served as Chief Operating Officer of Zoomer, a B2B food delivery company. Mr. Wagner is a graduate of LaSalle University.

Item 1A. Risk Factors

Set forth below are certain risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. The risks discussed below are not the only risks we face. Additional risks not presently known or that are currently believed to not be material may also cause actual results to differ materially from expected and historical results. The risks discussed below should be carefully considered together with the other information set forth in this Report and in our other filings with the SEC.

Risks Related to Our Business and the Live Events and Ticketing Industries

Our success depends on the supply and demand of live concert, sporting and theater events, and a decline in either will adversely affect our business, financial condition and results of operations.

The number of live concert, sporting and theater events depends on a number of factors, many of which are outside of our control. A reduction in the number or availability of such events will adversely affect our revenue and operating results. For example, certain sports leagues have experienced labor disputes leading to threatened or actual player lockouts. Any such lockouts that result in shortened or cancelled seasons will adversely impact our business due to fewer events and increased event cancellations, as well as the possibility of decreased attendance due to adverse fan reactions.

A decline in attendance at live concert, sporting and theater events may also adversely affect our revenue and operating results. Our business depends on discretionary consumer and corporate spending. Many factors related to such spending, including economic conditions such as unemployment levels, fuel prices, interest rates, inflationary concerns and changes in tax rates and tax laws, as well as public concerns over terrorism and safety incidents, can impact our operating results. Business conditions, as well as various industry conditions, can also impact our operating results, including by affecting premium seat sales. Because consumers have historically reduced discretionary spending during periods of economic slowdown, recession and uncertainty, the risks associated with our business may become more acute during such periods.

The impact of economic slowdowns, recessions and uncertainty could result in reduced ticket sales and adversely affect our ability to generate revenue. We have a limited operating history during economic slowdowns as our marketplace developed subsequent to the last significant financial crisis, which began in 2008. The COVID-19 pandemic, which began in 2020, and related economic slowdown impacted our business through event cancellations and restrictions, but may not be representative of an economic slowdown or recession not induced by a pandemic. While demand for live events was strong throughout 2022 and 2023, there can be no assurance that discretionary consumer and corporate spending will not be adversely impacted by any future deterioration in economic conditions, which could adversely affect our business, financial condition and results of operations.

Our business depends on the continued occurrence of large-scale live concert, sporting and theater events, and a decrease in the number of such events could result in decreased demand for our services.

Ticket sales are sensitive to fluctuations in the number of concert, sporting and theater events and activities offered by promoters, teams and facilities, and adverse trends in the entertainment, sporting and leisure event industries could adversely affect our business, financial condition and results of operations. We rely on artists, entertainers and teams to create and perform at live concert, sporting and theater events, and any unwillingness to tour, lack of availability of popular artists, entertainers and teams, or decrease in the number of games or performances held could limit our ability to generate revenue. Accordingly, our success depends upon the ability of promoters, teams and facilities to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams, and any decrease in availability or failure to anticipate public demand could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

Our business depends on our relationships with ticket buyers, sellers and partners, and an adverse change in these relationships could adversely affect our business, financial condition and results of operations.

Our business depends on maintaining our deep and longstanding relationships with the parties that use our platform to buy and sell tickets, including ticket buyers, sellers and partners. There can be no assurance that we will be able to maintain existing or develop new relationships on acceptable terms, if at all, and the failure to do so could adversely affect our business, financial condition and results of operations.

Changes in internet search engine algorithms and dynamics, search engine disintermediation or mobile application marketplace rules could have a negative impact on traffic for our websites and mobile applications and, ultimately, our business, financial condition and results of operations.

We rely heavily on internet search engines, such as Google, to generate traffic to our websites, through a combination of organic and paid searches. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to be placed lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects its ranking of our or our partners’ websites, our business, financial condition and results of operations would be adversely affected. Furthermore, our failure to successfully manage our search engine optimization could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic, which may adversely affect our business, financial condition and results of operations.

We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to enable downloads of our mobile applications. Such marketplaces have in the past made, and may in the future make, changes (including to applicable security and privacy policies and requirements) that make access to our applications more difficult or limit the features we are able to offer. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Further, our Apple iOS and Google Android applications are an important distribution channel for ticket sales. If either marketplace were to charge commissions or fees on our revenue from application-based purchases, and we failed to negotiate favorable terms, it could adversely affect our business, financial condition and results of operations. Similarly, if problems arise in our relationships with these or other providers of application marketplaces, our user growth could be harmed.

We face intense competition in the ticketing industry, and we may be unable to maintain or increase our ticket listings and sales, which could adversely affect our business, financial condition and results of operations.

Our business faces significant competition from other national, regional and local primary and secondary ticketing service providers to secure new and retain existing ticket buyers, sellers and partners on a continuous basis. We also face competition in the resale of tickets from other professional ticket resellers. The intense competition that we face in the ticketing industry could cause the volume of our ticketing business to decline, which could adversely affect our business, financial condition and results of operations.

Other competitive variables that could lead to a decrease in ticket orders, ticket prices, fees and/or profit margins that could adversely affect our financial performance include: competitors’ offerings that may include more favorable terms or pricing; competitors’ increase in marketing spending; technological changes and innovations that we are unable to adopt or are late in adopting; other entertainment options or ticket inventory selection and variety that we do not offer; increased pricing in the primary ticket marketplace, which could result in reduced profits for secondary ticket sellers; primary ticket marketplaces trying to restrict ticket sales by secondary marketplaces; and increased search engine marketing costs as competitors increase bid prices.

In addition, competition within the fantasy sports and gaming industry is significant, and our existing and potential Vivid Picks users may elect to use competing daily fantasy sports products.

If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, financial condition and results of operations could be adversely affected.

Our ability to attract and retain ticket buyers, sellers and partners depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, service and product introductions and changing demands of ticket buyers, sellers and partners. We spend substantial time and resources understanding and responding to such parties’ needs. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In addition, after development, ticket buyers, sellers and partners may not be satisfied with our enhancements or perceive that our enhancements do not adequately meet their needs. The success of a new solution or enhancement to our platform can depend on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, user awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, financial condition and results of operations could be adversely affected.

Our reputation and brand are important to our success, and if we are unable to maintain and enhance them, our business, financial condition and results of operations could be adversely affected.

Maintaining and enhancing our reputation and brand as a differentiated ticketing marketplace serving ticket buyers, sellers and partners is critical in our ability to retain existing, and attract new, relationships with ticket buyers, sellers and partners. The successful promotion of our brand attributes depends on a number of factors, including many that are outside of our control.

The promotion of our brand requires us to make substantial expenditures and management investment, which may increase as our marketplace continues to expand and become more competitive. To the extent these activities yield increased revenue, it may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and differentiate our marketplace from competitive products and services, our business may not grow, we may be unable to compete effectively and we could lose existing, or fail to attract new, ticket buyers, sellers or partners, all of which would adversely affect our business, financial condition and results of operations.

There are also factors outside of our control that could undermine and/or harm our reputation and brand. A negative perception of our marketplace may adversely affect our business, including as a result of complaints or negative publicity, our inability to timely comply with applicable laws, regulations and/or consumer protection-related guidance, the use of our platform to sell fraudulent or counterfeit tickets, our responsiveness to issues or complaints, the timing of refunds and/or reversal of payments through our platform, actual or perceived disruptions or defects in our platform, cybersecurity incidents, a lack of awareness of our policies or changes to our policies that third parties perceive as overly restrictive, unclear or inconsistent with our values.

If we are unable to maintain a reputable platform that provides valuable solutions and desirable events, our ability to attract and retain ticket buyers, sellers and partners could be impaired and our reputation, brand and business could be adversely affected.

Disease epidemics and pandemics have adversely affected, and may in the future adversely affect, our business, financial condition and results of operations.

Disease epidemics and pandemics (and governmental responses thereto) have had, and may in the future have, a material negative impact on macroeconomic conditions, the supply of live events and consumer behavior, all of which can adversely affect our business, financial condition and results of operations. The duration and scope of an epidemic or pandemic can be difficult to predict and depend on many factors, including the emergence of new variants and the availability, acceptance and effectiveness of preventative measures. An epidemic or pandemic may also precipitate or aggravate other risk factors, which have adversely affected, and may continue to adversely affect, our business. Such additional or attendant risks include, among others: the impact of any economic downturn, recession or uncertainty, including reduced discretionary consumer and corporate spending and/or confidence of ticket buyers and sellers, that results in a decline in ticket sales and live event attendance; a decrease in our profitability due to governmental restrictions or safety precautions and protocols voluntarily undertaken, such as venues running under capacity or ceasing operations, which could reduce the supply of live events and limit the number of tickets sold on our marketplace; an increase in event cancellations; an inability to pursue expansion opportunities or acquisitions due to capital constraints; a decrease in the availability, or increase in the cost, of insurance coverage; and the incurrence of additional expenses related to compliance, precautions and management.

For example, the global COVID-19 pandemic has been complex, unpredictable and evolving. It resulted in significant disruption and additional risks to our business, the entertainment industry and the global economy in 2020 and 2021. The pandemic led governments and other authorities around the world to impose measures intended to control its spread, including travel bans, border closings and restrictions, business closures, quarantines and vaccine requirements. Many promoters, teams, theaters and facilities around the world shut down in 2020. Because our business depends on live events in order to generate revenue from ticket sales, fewer live events and lower event attendance during the pandemic negatively impacted our financial condition. While live events are now generally held at pre-pandemic scope and scale, it is difficult to predict the continued impacts of the pandemic, the emergence of new COVID-19 variants and whether restrictions could again be put into place in the future. Any of these circumstances could again threaten the live events industry and negatively impact our financial condition.

If any of the business acquisitions we have made, or may make in the future, are unsuccessful, our business, financial condition and results of operations could be adversely impacted.

Our strategy has involved, and our future growth rate may continue to depend in part on, our selective acquisition of additional businesses. For example, we acquired Fanxchange Ltd. (“Fanxchange”) in 2019, Betcha (which we rebranded as Vivid Picks) in 2021, Wavedash in September 2023 and Vegas.com in November 2023. However, we may be unable in the future to identify other suitable acquisition targets or make acquisitions at favorable prices. Even if we identify a suitable acquisition candidate, our ability to successfully complete the acquisition depends on a variety of factors, which may include our ability to obtain financing on acceptable terms and requisite government approvals. And, even if we complete an acquisition, our ability to successfully integrate the acquired business is subject to additional risks and uncertainties. Further, our credit facility restricts our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including: using a significant portion of our available cash; issuing equity securities, which would dilute current stockholders’ ownership; incurring substantial debt; incurring or assuming contingent liabilities, known or unknown; and incurring large accounting write-offs, impairments or amortization expenses.

In addition, an acquisition involves inherent risks that, if realized, could adversely affect our business, financial condition and results of operations, including those associated with: integrating the operations, financial reporting, technologies and personnel of the acquired company; scaling of operations, system and infrastructure and achieving synergies to meet the needs of the combined or acquired company; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering new markets or lines of business in which we have limited or no direct experience, including the impact of newly applicable laws and regulations; and the potential loss of key employees, customers and partners of the acquired company. Any of these risks could significantly affect our ability to complete acquisitions and expand our business. For example, our acquisitions of Fanxchange, Betcha, Wavedash and Vegas.com all involved inherent risks, including, as applicable, those associated with integrating new lines of business, operating in new markets and adhering to new regulatory regimes. The success of these and any future acquisitions is based, in part, on our ability to overcome these risks.

We are subject to risks associated with the growth of our international operations.

We have operations in Canada and Japan, and we may continue to expand our international operations. Accordingly, our business is subject to risks associated with doing business internationally, including, but not limited to: complying with multiple, conflicting and changing laws and regulations, including those relating to privacy, data protection, anti-bribery, anti-corruption and anti-money laundering, in the jurisdictions in which we now or may in the future operate; obtaining governmental approvals, permits and licenses; obtaining and enforcing intellectual property rights; staffing and managing foreign operations; financial risks such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises and exposure to foreign currency exchange rate fluctuations; preferences by local consumers for local competitors; and political and economic instability. We may also have difficulty expanding our international operations because of limited brand recognition, leading to delayed or limited acceptance of our services by ticket buyers, sellers and partners in new markets and increased marketing and other costs associated with establishing our brand. If we are unable to successfully expand internationally or manage the risks associated therewith, our business, financial condition and results of operations could be adversely affected.

Our financial performance in certain periods may not be indicative of, or comparable to, our financial performance in subsequent periods due to seasonality and other operational factors.

Our financial results and cash needs vary from period to period depending on, among other things: popularity and demand for certain performers and events; sports teams’ performances, and the length and team composition of sports playoff series and championship games; the timing of top grossing events; event cancellations; weather, seasonal and other fluctuations in our operating results; the timing of guaranteed payments, investments, acquisitions and financing activities; competitive dynamics; and the timing of disbursements of accounts payable to sellers and partners around quarter-end. Because our results may vary significantly from period to period, our financial results for one period cannot necessarily be compared to another period and may not be indicative of our financial performance in future periods. Typically, we experience lower financial performance in the first, second and third quarters, with slightly increased activity in the fourth quarter when all major sports leagues are in season and there is an increase in order volume for theater events during the holiday season and concert on-sales for the following year. The timing of top-grossing tours can also impact comparability of quarterly results year over year and, in rare cases, annual results. Similarly, the number of sports games and the teams involved in playoff series can vary year over year and impact our results. The seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could adversely affect our business, financial condition and results of operations by negatively impacting our ability to execute on our strategy.

We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel, and the failure to retain and motivate these individuals could adversely affect our business.

Our success depends upon the continued service of our senior management team and key technical employees, as well as our ability to continue to identify, attract, hire, integrate, develop, motivate and retain highly skilled personnel for all areas of our organization. Each of our executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team or key personnel could significantly delay or prevent the achievement of our business objectives and/or harm our business and relationships. As such, effective succession planning and the execution of smooth personnel transitions is important to our long-term success. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting, hiring, motivating and retaining employees.

We face significant competition for personnel. To attract top talent, we have needed, and will continue to need, to offer competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competition and inflation. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency and ability to meet forecasts, as well as employee morale, productivity and retention, could suffer, which may adversely affect our business.

Impairment of our goodwill has in the past and could in the future adversely impact our financial results and financial condition.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we review our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of our goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. During the year ended December 31, 2020, we recognized a non-cash impairment charge of $573.8 million, including an impairment of goodwill of $377.1 million. As of December 31, 2023, we had goodwill of approximately $947.4 million, which constituted approximately 61% of our total assets at that date. Due to stock market volatility, economic uncertainty and inflationary concerns, there can be no assurance that our goodwill will not be impaired in the future, as it has in prior periods. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in the business climate and slower growth rates in our industry. If we are required to record an impairment charge for goodwill in the future, it could adversely affect our financial condition.

Our business may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition, including liquidity, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in our revenues. The existence of inflation in the economy has resulted in, and may continue to result in, high interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the impacts of inflation, these measures may not be effective and our business, financial condition, including liquidity, and results of operations could be adversely affected. Even if such measures are effective, there could be a difference in timing between the impacts of inflation and the effects of the mitigating actions we take.

Our business may be adversely affected by extraordinary events, including terrorist attacks, mass-casualty incidents, military actions, acts of civil unrest, public health concerns, public safety incidents, security concerns, natural disasters and severe weather events.

The occurrence and threat of extraordinary events, including terrorist attacks, intentional or unintentional mass-casualty incidents, military actions, acts of civil unrest, public health concerns such as contagious disease epidemics or pandemics (and governmental responses thereto), public safety incidents such as Astroworld, security concerns or security-related disruptions, natural disasters or similar severe weather events, may deter performers, promoters, teams or facilities from holding live events and substantially decrease the demand for live events. The exposure of our Vegas.com property to certain of these risks may be exacerbated due to its concentration in Southern Nevada, which has experienced water and electricity shortages. The occurrence of such extraordinary events has in the past adversely affected, and may in the future adversely affect, our business, financial condition and results of operations. Related event cancellations could also adversely affect our financial performance, as we may be obligated to issue refunds or credits for tickets purchased for events that are not rescheduled.

Risks Related to Government Regulation and Litigation

We are subject to extensive governmental regulation, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.

Our operations are subject to federal, state, local and international laws and regulations, which are subject to change at any time, governing key aspects of our business such as privacy, data protection, intellectual property, competition, consumer protection, ticketing, payments, export taxation, anti-bribery, anti-corruption, anti-money laundering, fantasy sports and sports gaming. While we attempt to conduct our business and operations in compliance with all applicable laws and regulations, there can be no assurance that a particular law or regulation will not be interpreted or enforced in a manner contrary to our understanding of it. Our failure to comply with any such laws or regulations could result in proceedings and/or fines against us by governmental authorities and private actions brought by individuals which, if material, could adversely affect our business, financial condition and results of operations. The promulgation of new and sometimes conflicting laws and regulations could also unfavorably impact our business and make compliance more complex, costly and challenging.

From time to time, governmental authorities and/or individuals commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, disclosure and other laws, particularly as related to ticket resale services. While we have generally seen an easing of ticket resale restrictions, a limited number of jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets. New laws and regulations or changes to existing laws and regulations could restrict or inhibit our ability to operate, or the ability of ticket buyers, sellers and our partners to continue to use, our ticket marketplace. We have incurred legal expenses in connection with the defense of such investigations and litigation in the past and may be required to incur additional expenses in the future.

Our business depends on the ability of sellers to sell tickets on the secondary market unencumbered.

Our business depends upon sellers having the ability to list tickets for sale on the secondary ticket market for events put on by artists, teams and promoters. While we have generally seen an easing of ticket resale restrictions, any actions taken by governments, rights holders or companies that issue tickets (i.e., primary ticketing companies), such as enacting restrictions regarding resale policies, requiring certain disclosures, using technology to limit where and how tickets are sold on the secondary market, charging incremental fees for the ability to sell tickets on the secondary market or partnering with other resale marketplaces on an exclusive basis, could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

The processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements, including those relating to personal privacy rights.

We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storage, sharing, usage, disclosure and protection of personal data and other user data. Many U.S. states have, and a number of additional states are looking to adopt or expand, data protection legislation requiring companies like ours to consider solutions to meet differing rights, needs and expectations of consumers. For example, the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020, established a new privacy framework for covered businesses such as ours and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. The CCPA requires companies that process information on California residents to disclose to consumers their data collection, use and sharing practices and grants consumers certain rights, including to opt out of certain data sharing with third parties. The CCPA provides for statutory penalties and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. In addition, the California Privacy Rights Act (the “CPRA”), which went into effect in January 2023, introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, who issued new implementing regulations in March 2023 and proposed additional revisions to the CCPA in December 2023. These revisions, as well as any other future changes, may require us to further modify our data processing practices and policies and to incur additional compliance-related costs and expenses. Further,

Virginia enacted the Virginia Consumer Data Protection Act in March 2021, Colorado enacted the Colorado Privacy Act in July 2021, Connecticut enacted the Personal Data Privacy and Online Monitoring Act in July 2023 and Utah has enacted the Utah Consumer Privacy Act in December 2023. These are all comprehensive privacy statutes that share similarities with the CCPA and the CPRA. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, which could increase our potential liability. The enactment of such laws could have potentially conflicting requirements that would make compliance more complex, costly and challenging and may require us to further modify our data processing practices and policies and to incur additional compliance-related costs and expenses. In addition to new regulations, courts around the country continue to evolve their interpretation of applicable data privacy and protection laws, including the CCPA. There has also been a noticeable uptick in class action litigation in the United States in which plaintiffs have utilized a variety of laws, including the Video Privacy Protection Act of 1988 and state wiretapping laws, in relation to the use of tracking technologies, such as cookies and pixels. Such litigation may lead legislatures to consider responsive regulation.

Outside the United States, personal and other user data is increasingly subject to legislation and regulations in numerous jurisdictions in which we operate, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive and complex than those in the United States. For example, the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) is a comprehensive privacy and security law for organizations collecting, using or disclosing information about identified individuals for commercial purposes, and may impose obligations upon covered organizations that are greater than what is common in the United States. Certain Canadian provinces have their own data protection regulations as well. Similarly, the United Kingdom, the European Union and countries in the European Economic Area (the “EEA”) traditionally have taken broader views on, and have imposed different legal obligations on companies as to, the types of data that are subject to privacy and data protection laws and regulations. For example, the E.U. General Data Protection Regulation (the “GDPR”), which took effect in May 2018, applies to any company established in the EEA and to companies outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. Although we do not currently trigger the application of the GDPR, if we materially alter our operations such that we become established in the European Union and/or the United Kingdom (e.g., by employing individuals in those locations), begin monitoring individuals in the European Union and/or the United Kingdom or demonstrate an intention to offer goods and services to individuals in the European Union and/or the United Kingdom, we may be required to comply with EEA and/or U.K. data protection laws, such as the GDPR and the U.K. General Data Protection Regulation, which took effect in January 2021. If we are required to comply with PIPEDA or EEA or U.K. data privacy laws, it may significantly increase our operational costs and our overall risk exposure. In addition, the Canadian Parliament has debated a new privacy and security law, proposed to replace PIPEDA, which may impose new or additional obligations upon covered companies. The proposed new privacy and security bill was introduced in June 2022 and is subject to further debate and amendment. If PIPEDA is replaced with a new privacy and security law in the future, it may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. The Japanese Act on the Protection of Personal Information No. 57 of 2003, which also governs the handling of personal information, may impose obligations on covered entities that are in addition to, or differ from, those in other jurisdictions (for example, it differs from the GDPR with respect to its approach to notifications and the cross-border transfer of personal data).

The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices, policies or product features. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our practices, policies or products, which could adversely affect our business. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that legally or contractually apply to us. Any inability to adequately address privacy, data protection and data security concerns or comply with applicable privacy, data protection or data security laws, regulations, policies and other obligations could result in additional cost and liability to us and adversely affect our reputation, sales and business.

Our failure, and/or the failure by our various service providers and partners, to comply with applicable privacy policies, laws, regulations or other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized access, acquisition or release of personal or other user data, or the perception that any such failure or compromise has occurred, could harm our brand and reputation, result in a loss of ticket sellers, buyers or partners, discourage potential ticket sellers, buyers or partners from using our platform and result in fines and proceedings by governmental agencies and users, any of which could adversely affect our business, financial condition and results of operations.

In addition, U.S., Canadian and Japanese laws require, and laws in other jurisdictions in which we may operate in the future may in certain circumstances require, businesses to notify affected individuals, governmental entities and/or credit reporting agencies of certain cybersecurity incidents affecting personal information. Certain of our contractual obligations contain similar requirements. Such requirements are inconsistent, and compliance in the event of a widespread cybersecurity incident may be complex, costly and difficult to implement. These risks may increase not only as we expand our operations in new jurisdictions, but also as our business continues to involve greater numbers of ticket buyers, sellers and partners.

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any response and remediation costs and potential claims related to cybersecurity incidents to which we are exposed or may be inadequate to indemnify us for all or any portion of liabilities that may be imposed. There can be no assurance that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a cybersecurity incident or that the insurer will not deny coverage of any future claim.

Unfavorable outcomes in legal proceedings in which we, ticket sellers or our partners may be involved could adversely affect our business, financial condition and results of operations.

We may be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damages due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings.

Our results may be affected by the outcome of future litigation. Unfavorable rulings in legal proceedings in which we, ticket sellers or our partners may be involved may have a negative impact on us that may be greater or smaller than expected depending on the nature of the rulings. In addition, we are currently, and from time to time in the future, we, ticket sellers and our partners may be subject to various other claims, investigations, legal and administrative cases, and proceedings and lawsuits (whether civil or criminal) by governmental agencies or private parties. If we or they are unable to successfully defend against these claims, investigations, cases, proceedings or lawsuits, or if the results thereof are unfavorable, we or they may be required to pay monetary damages or be subject to fines, penalties, injunctions or other censure that could directly or indirectly adversely affect our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim involving us, such investigation, proceeding, lawsuit or claim, regardless of the outcome or merit thereof, could result in substantial costs and the diversion of management resources, any of which could adversely affect our business, financial condition and results of operations.

Unfavorable legislative outcomes could adversely affect our industry, business and operating results.

Approximately 40 states regulate the secondary ticket market, such as by requiring certain disclosures, refunding practices or other consumer affairs obligations. While we have generally seen an easing of ticket resale restrictions, it is possible that further regulation or unfavorable legislative outcomes impose additional restrictions, such as resale price caps and bans on transferability, could adversely affect our industry, business and operating results.

Various jurisdictions have enacted, and others may in the future enact, rules and regulations, including tax and license requirements, for daily fantasy sports operators that may make the entry process cumbersome, expensive and lengthy. The growth potential of our Vivid Picks daily fantasy sports offering depends on the legal status of real-money daily fantasy sports in various jurisdictions and our ability to obtain licenses to operate in jurisdictions where licenses are required. We currently offer our fantasy sports contests in the District of Columbia and 23 states that either do not require a license or where we have obtained the required license. Any change in existing daily fantasy sports rules and regulations or their interpretation related to Vivid Picks, or the regulatory climate applicable to daily fantasy sports, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future.

Our business may be subject to sales tax and other indirect taxes in various jurisdictions.

The application of indirect taxes, such as sales and use, amusement, value-added, goods and services, business and gross receipts, to businesses like ours, and to ticket buyers and sellers in our marketplace, is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and, as a result, amounts recorded are subject to adjustment. In many cases, the ultimate tax determination is uncertain because it is unclear how new and existing statutes might apply to our business. One or more states, localities or countries may seek to impose additional reporting, recordkeeping or indirect tax collection obligations on businesses like ours that facilitate online marketplaces. Imposition of an information reporting or tax collection requirement could decrease ticket seller activity on our platform, which would adversely affect our business. New legislation could require us, or ticket sellers on our marketplace, to incur substantial compliance costs, including costs associated with tax calculation, collection and remittance and audit requirements, which could adversely affect our business, financial condition and results of operations.

It is possible that we could face sales and use tax and value-added tax audits in the future and that federal, state, local or international tax authorities could assert that we are obligated to collect additional amounts as taxes on behalf of ticket sellers and remit those taxes to those authorities. We could also be subject to audits and assessments with respect to jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes in jurisdictions where we have not historically done so, and where we do not accrue for sales or other taxes, could result in substantial tax liabilities for past sales and otherwise adversely affect our business, financial condition and results of operations.

Risks Related to Information Technology, Cybersecurity and Intellectual Property

System interruptions and the lack of integration and redundancy in our and third-party information systems and infrastructure could adversely affect our business, financial condition and results of operations.

The success of our operations depends, in part, on the integrity of our information systems and infrastructure, as well as affiliate and third-party computer systems, computer networks and other communication systems. System interruptions and the lack of integration and redundancy in the information systems and infrastructure, both of our own ticketing and other computer systems and of affiliate and third-party software, computer networks and other communications systems service providers on which we rely, may adversely affect our ability to operate our websites and mobile applications, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Similarly, due to our reliance on a network of technology systems, many of which are outside of our control, changes to interfaces upon which we rely or a reluctance of our counterparties to continue supporting our systems could lead to technology interruptions. Such interruptions could occur by virtue of natural disaster, malicious actions such as cyber-attacks or intrusions, acts of terrorism, military actions or human error. In addition, the loss of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and subject us to systems interruptions. The large infrastructure footprint that is required to operate our systems requires an ongoing investment of time, money and effort to maintain or refresh hardware and software and to ensure it remains at a level capable of servicing the demand and volume of our business. Failure to do so may result in system instability, degradation in performance or unfixable security vulnerabilities that could adversely impact both our business and consumers.

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

Cybersecurity risks, data loss or other breaches of our network security or information systems could adversely affect our business, financial condition and results of operations.

Due to the nature of our business, we process, store, use, transfer and disclose certain personal or sensitive information about our customers and employees. Penetration of our network or information systems or other misappropriation or misuse of personal or sensitive information and data, including credit card information and other personally identifiable information, could cause interruptions in our operations and subject us to increased costs, litigation, investigations and enforcement actions from governmental authorities, as well as financial or other liabilities. In addition, cybersecurity incidents or the inability to protect information could lead to increased incidents of ticketing fraud and counterfeit tickets. Cybersecurity incidents could also significantly damage our reputation with sellers, buyers, partners and other third parties, and could result in significant costs related to remediation efforts, including incident response and restoration and credit or identity theft monitoring. Such incidents may occur in the future, resulting in unauthorized, unlawful or inappropriate access to, inability to access, or disclosure or loss of, the sensitive, proprietary and confidential information that we handle.

Although we have developed systems, practices and policies that are designed to protect customer and employee information and to prevent cybersecurity incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and threat actor capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of our practices or policies or other developments could result in a compromise of, or a breach of the technology and cybersecurity processes that are used to protect, customer and employee information. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems may change frequently and, as a result, may be difficult for our business to detect for extended periods of time. We have expended and will continue to expend significant capital and other resources to protect against and remedy such potential cybersecurity incidents and their consequences. However, despite our efforts, we may be unaware of or unable to anticipate these techniques or implement adequate preventative measures.

We also face risks associated with cybersecurity incidents affecting third parties with which we are affiliated, partnered or otherwise conduct business. In particular, hardware, software or applications we develop or procure from third parties may contain design or manufacturing defects and/or pose cybersecurity risks that could unexpectedly compromise information security. Ticket sellers, buyers and partners are generally concerned with the security and privacy of the internet, and any publicized cybersecurity incidents affecting our business or third parties may discourage such sellers, buyers or partners from doing business with us and harm our reputation, which could adversely affect our business, financial condition and results of operations.

For more information on cybersecurity-related legal and regulatory risks, see “Risks Related to Government Regulation and Litigation - The processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements, including those relating to personal privacy rights” above.

If we fail to adequately protect or enforce our intellectual property rights, our competitive position and business could be adversely affected.

Our proprietary technologies and information, including our software, informational databases and other components that make our products and services, are critical to our success. We seek to protect our technologies, products and services through a combination of intellectual property rights, including trademarks, domain names, copyrights and trade secrets, as well as through contractual restrictions with employees, customers, suppliers, affiliates, partners and others. Despite our efforts, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization, which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop products or services substantially similar to ours.

While we do not currently hold patents over our technology, we have 10 pending patent applications in the United States, Canada and the United Kingdom, six published patents in the United States and the United Kingdom and one completed patent under the Patent Cooperation Treaty, and we may file additional patent applications in the future. We seek to protect our trade secrets and proprietary know-how and technology methods through confidentiality agreements and other access control measures. However, a failure of such strategies to protect our technology or our inability to protect patents in the future could adversely affect our business, financial condition and results of operations.

We have been granted trademark registrations with the U.S. Patent and Trademark Office and various foreign authorities for certain of our brands. However, our existing or future trademarks may be adjudicated invalid by a court or may not afford us adequate protection against competitors.

There can be no assurance that the measures we implement will prevent infringement, misappropriation, dilution or other violations of our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as they do in the United States. Our failure to protect our intellectual property rights in a meaningful manner or challenges to our related contractual rights could result in erosion of our brand names or other intellectual property and adversely affect our business, financial condition and results of operations. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of the outcome or merit thereof, could result in substantial costs and the diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

We may face potential liability and costs for legal claims alleging that we infringe upon third-party intellectual property rights.

There can be no assurance that we do not, or will not, infringe upon or otherwise violate third-party intellectual property rights. From time to time, we have been, and may in the future be, subject to legal proceedings and claims alleging that we infringe upon or otherwise violate such rights. These claims, regardless of the outcome or merit thereof, could result in substantial costs and the diversion of management and technical resources and adversely affect our reputation and financial condition. In addition, the outcome of litigation is uncertain, and third parties asserting claims could secure a judgment against us awarding substantial damages, as well as injunctive or other equitable relief, which could require us to rebrand, redesign or reengineer our platform, products or services, and/or effectively block our ability to distribute, market or sell our products and services.

Our payments system depends on third-party providers and is subject to risks that may adversely affect our business.

We rely on third-party providers to support our payment methods, as ticket buyers primarily use credit or debit cards to purchase tickets on our marketplace. Nearly all our revenue is associated with payments processed through a single provider, which relies on banks and payment card networks to process transactions. If this provider or any of its vendors do not operate well with our platform or suffer any failures, our payments systems and business could be adversely affected. If this provider does not perform adequately or determines that certain types of transactions are prohibited, if this provider’s technology does not interoperate well with our platform or if our relationships with this provider (or the bank or the payment card networks on which it relies) were to terminate or be suspended unexpectedly, ticket buyers may find our platform more difficult to use and, as a result, use our platform less.

Our payment processing partner requires us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some ticket buyers or sellers, be costly to implement or difficult to follow. We are required to reimburse our payment processor for fines assessed by payment card networks if we, or ticket buyers or sellers using our platform, violate these rules, such as our processing of various types of transactions that may be interpreted as a violation of certain payment card network operating rules. Changes to these rules and requirements, or any change in our designation by payment card networks, could require a change in our business operations and result in limitations on or loss of our ability to accept payment cards, any of which could negatively impact our business.

We are also subject to the Payment Card Industry (“PCI”) Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard based on past, present and/or future business practices. Our actual or perceived failure to comply with the PCI Data Security Standard could subject us to fines, termination of banking relationships and increased transaction fees.

Under current credit, debit and payment card practices and network rules, we are liable for fraudulent activity on the majority of our credit and debit card transactions. We are also exposed to financial crime risk, against which we do not currently carry insurance. Additionally, while we deploy sophisticated technology to detect fraudulent purchase activity, we may incur losses if we fail to prevent the use of fraudulent payment information on transactions. Fraud schemes are becoming increasingly sophisticated and common, and our ability to detect and combat fraudulent schemes may be negatively impacted by the adoption of new payment methods and technology platforms. If we or our payment processing provider fail to identify fraudulent activity or are unable to effectively combat the use of fraudulent payments on our platform, or if we otherwise experience increased levels of disputed credit card payments or transactions, our business, financial condition and results of operations could be adversely affected. In addition, our failure to adequately mitigate this risk could adversely affect our business, financial condition and results of operations, as well as our brand, reputation and ability to accept payments.

Payment card networks and our payment processing partner could increase the fees or interchange they charge us for their services or to accept or process transactions, which would increase our operating costs and reduce our margins. Any such increase in fees could adversely affect our business, financial condition and results of operations.

Finally, the laws and regulations that govern payment methods and processing are complex and subject to change, and we may be required to expend considerable time and effort to determine the applicability of such laws and regulations. There can be no assurance that we will be able to meet all compliance obligations, including obtaining any required licenses in the jurisdictions we service, and, even if we are able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which could adversely affect our business. Any actual or alleged noncompliance by us in relation to existing or new laws and regulations could result in reputational damage, litigation, increased costs or liabilities, damages or require us to stop offering payment services in certain markets. Failure to predict how a given law or regulation with respect to money transmission, prepaid access or similar requirements will be applied to us could result in licensure or registration requirements, administrative enforcement actions and/or materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions. We cannot predict what actions the U.S. or other governments may take, or what restrictions they may impose, that will affect our ability to process payments or to conduct our business in particular jurisdictions. Further, we may become subject to changing payment regulations and requirements that could affect the compliance of our current payment processes and increase the operational costs we incur to support payments. The foregoing could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes or prevent us from providing our solutions in any given market.

Risks Related to Our Indebtedness

Our debt agreements impose restrictions that limit management’s discretion in operating our business and, in turn, could impair our ability to meet our debt obligations.

The agreement governing our credit facility includes restrictive covenants that, among other things, restrict our ability to: incur additional debt; pay dividends and make distributions; make certain investments; prepay certain indebtedness; create liens; enter into transactions with affiliates; modify the nature of our business; transfer and sell assets, including material intellectual property; amend our organizational documents; and merge or consolidate. Our failure to comply with the terms of our indebtedness could lead to a default thereunder, which would entitle the lender(s) to accelerate the indebtedness and declare all amounts owed due and payable.

As of December 31, 2023, our total indebtedness, excluding unamortized debt discounts and debt issuance costs, was $273.1 million. A substantial portion of our debt is variable-rate debt. We incur higher interest costs if interest rates increase. Interest rates were at historic lows during 2021 when the U.S. Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic. However, the U.S. Federal Reserve raised interest rates by more than 400 basis points in 2022 and 100 basis points in 2023, and it may continue to increase interest rates in the future. Any such increase in interest costs could adversely affect our financial condition.

Our current level of indebtedness and any future increases in our indebtedness could have adverse consequences, including: making it more difficult for us to satisfy our obligations; increasing our vulnerability to adverse economic, regulatory and industry conditions; limiting our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other purposes; requiring us to dedicate a substantial portion of our cash flow from operations to fund payments on our debt, thereby reducing funds available for operations and other purposes; limiting our flexibility in planning for, or reacting to, changes in our business and industry; making us more vulnerable to increases in interest rates; and placing us at a competitive disadvantage compared to our competitors that have less debt.

We depend on the cash flows of our subsidiaries in order to satisfy our obligations.

We rely on distributions and/or loans from our subsidiaries to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may be unable to make debt service payments on our obligations. Subject to certain exceptions, each of our subsidiaries is a guarantor under our credit facility. We conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans or other payments of funds to us by those subsidiaries. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our credit facility and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

We may face liquidity constraints if we are unable to generate sufficient cash flows and/or to raise additional capital when necessary or desirable.

As of December 31, 2023, we had cash and cash equivalents of $125.5 million, which is available to us to fund our operating, investing and financing activities. There can be no assurance that our business will generate sufficient cash flow from operations, or that we will be able to obtain financing, in an amount sufficient to fund our operations or other liquidity needs.

In the future, we may need to raise additional funds, and we may be unable to obtain additional debt or equity financing on favorable terms, if at all. Our ability to obtain financing will depend on a number of factors, including: general economic and capital market conditions, including inflationary concerns; the availability of credit from banks or other lenders; investor confidence in us; and our results of operations. If we raise additional equity financing, it will result in dilution to our stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

If we need additional capital and cannot raise it on acceptable terms, if at all, we may be unable to, among other things: further develop and enhance our platform and solutions; continue to invest in our technology and marketing efforts; attract, hire, develop, motivate and retain employees; respond to competitive pressures or unanticipated working capital requirements; or pursue acquisition opportunities. Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our business.

Risks Related to Our Organizational Structure and the Ownership of Our Securities

Our Private Equity Owner exerts significant influence over us, and its interests may conflict with ours or yours.

Hoya Topco, which is controlled by GTCR Fund XI/B LP, GTCR Fund XI/C LP, GTCR, Co-Invest XI LP, GTCR Golder Rauner, L.L.C., GTCR Golder Rauner II, L.L.C., GTCR Management, XI LLC and GTCR LLC (collectively, our “Private Equity Owner”) and its affiliates, controls approximately 36% of the voting power of our outstanding common stock. Even though we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, for so long as our Private Equity Owner continues to own a significant percentage of our common stock, it will be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, our Private Equity Owner has significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and the amendment of our organizational documents, which govern the rights attached to our common stock. In particular, for so long as our Private Equity Owner continues to own a significant percentage of our common stock, our Private Equity Owner may be able to cause or prevent a change of control or a change in the composition of our Board and could preclude any unsolicited acquisition of us. This concentration of ownership could deprive our security holders of an opportunity to receive a premium for our securities as part of a potential sale and, ultimately, might affect the market price of our securities.

We are party to a Stockholders’ Agreement, dated October 18, 2021 (the “Stockholders’ Agreement”), with Hoya Topco and Horizon Sponsor, which provides our Private Equity Owner the right to nominate to our Board: (i) five directors, so long as our Private Equity Owner beneficially owns at least 24% of the aggregate number of shares of our common stock that were issued and outstanding on October 18, 2021 (the “Closing Amount”), of which at least one will qualify as an “independent director” under applicable stock exchange regulations; (ii) four directors, so long as our Private Equity Owner beneficially owns at least 18% but less than 24% of the Closing Amount; (iii) three directors, so long as our Private Equity Owner beneficially owns at least 12% but less than 18% of the Closing Amount; (iv) two directors, so long as our Private Equity Owner beneficially owns at least 6% but less than 12% of our common stock; and (v) until the date our Private Equity Owner beneficially owns a number of voting shares representing less than 5% of the aggregate number of shares of our common stock that were held by our Private Equity Owner on October 18, 2021, one director. Pursuant to the foregoing provisions, our Private Equity Owner will be able to designate the majority of the members of our Board and generally exert significant influence over our business and affairs. Our Private Equity Owner and its affiliates engage in a broad spectrum of activities, including investments in our industry generally. In the ordinary course of their business activities, our Private Equity Owner and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that compete with certain portions of our business or are our suppliers or customers. Our amended and restated charter provides that our Private Equity Owner, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) will not have any duty to refrain from engaging in the same or similar business activities or lines of business in which we operate. Our Private Equity Owner also may pursue acquisition opportunities that may be complementary to our business and, as a result, those opportunities may not be available to us. In addition, our Private Equity Owner may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to our other security holders or may not prove beneficial.

While we are no longer a “controlled company,” we may continue to rely on exemptions from certain Nasdaq corporate governance requirements during a one-year transition period.

On November 3, 2023, we ceased to be a “controlled company” within the meaning of the corporate governance standards of Nasdaq. As a result, we became subject to additional Nasdaq corporate governance requirements, including that: our Board be composed of a majority of independent directors; our Compensation Committee have a formal written charter and be composed entirely of independent directors; and our director nominees be selected or recommended for our Board’s selection either by independent directors constituting a majority of our Board’s independent directors in a vote in which only independent directors participate or by a nominating and corporate governance committee comprised entirely of independent directors with a formal written charter. We were required to have a majority of independent directors on our Compensation and Nominating and Corporate Governance Committees within 90 days of, and we are required to fully comply with these corporate governance requirements by the one-year anniversary of, the date on which we ceased to be a controlled company. During the one-year transition period, we may continue to rely on the phase-in schedule permitted by the Nasdaq corporate governance standards. As of December 31, 2023, our Board was not composed of a majority of independent directors, and our Compensation and Nominating and Corporate Governance Committees were not composed entirely of independent directors.

We intend to remain in full compliance with the applicable Nasdaq corporate governance requirements in accordance with the phase-in schedule. During the one-year transition period, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. Further, a change in the composition of our Board and its committees may result in a change in corporate strategy and operation philosophies and result in deviations from our current strategy.

While we are no longer a controlled company, our Private Equity Owner continues to be able to exert significant influence over us and as of December 31, 2023 had the right to nominate five members of our Board pursuant to the Stockholders’ Agreement.

The TRA requires us to make cash payments to Hoya Topco in respect of certain tax benefits, which payments may be substantial.

Pursuant to the TRA, dated October 18, 2021, among us, Hoya Topco, Hoya Intermediate, GTCR Management XI, LLC (the “TRA Holder Representative”) and the other TRA Holders (as defined therein), we will generally be required to pay Hoya Topco and the other TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local and foreign taxes that are based on, or measured with respect to, our net income or profits and any interest related thereto that our consolidated subsidiaries realizes, or is deemed to realize, as a result of certain tax attributes, which include: (i) existing tax basis in certain assets of Hoya Intermediate and certain of its subsidiaries, including assets that will be subject to depreciation or amortization, once placed in service; (ii) tax basis adjustments resulting from taxable exchanges of common units of Hoya Intermediate (“Intermediate Units”) for shares of our Class A common stock acquired by us from a TRA Holder pursuant to the terms of Hoya Intermediate’s Second Amended and Restated Limited Liability Company Agreement (the “Hoya Intermediate LLC Agreement”); (iii) certain tax attributes of Blocker Corporations (as defined in the Hoya Intermediate LLC Agreement) holding Intermediate Units that are acquired by us pursuant to a reorganization transaction; (iv) certain tax benefits realized by us as a result of certain U.S. federal income tax allocations of taxable income or gain away from us and to other members of Hoya Intermediate, and deductions or losses to us and away from other members of Hoya Intermediate, in each case as a result of the Merger Transaction; and (v) tax deductions in respect of portions of certain payments made under the TRA.

Payments under the TRA generally will be based on the tax reporting positions that we determine (in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent). The Internal Revenue Service or another taxing authority may challenge a position we take, and a court may sustain such a challenge. If any tax attributes we initially claimed or utilized are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that we may have previously made pursuant to the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will reduce any future cash payments we are required to make under the TRA, after the determination of such excess. However, a challenge to any tax attributes we initially claimed or utilized may not arise for a number of years after such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we may be required to make under the terms of the TRA. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under the TRA in excess of our actual savings in respect of the tax attributes.

Moreover, the TRA provides that, in certain early termination events, we are required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have been made under the TRA, which would be based on certain assumptions. The lump-sum payment could be material and/or materially exceed any actual tax benefits that we realize subsequent to such payment.

The amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges, the market price of our Class A common stock at the time of an exchange of Intermediate Units by a TRA Holder pursuant to the Hoya Intermediate LLC Agreement and the amount and timing of the recognition of our income for applicable tax purposes. While many of these factors are outside of our control, the aggregate payments we will be required to make under the TRA could be substantial.

If we are unable to make timely payments for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach and therefore accelerate payments. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax attributes that may be deemed realized under the TRA.

As a holding company, our principal asset is our equity interest in Hoya Intermediate, and we are accordingly dependent upon distributions from Hoya Intermediate to pay dividends, taxes and other expenses, including payments we are required to make under the TRA.

As a holding company, our principal assets are our direct and indirect ownership of equity interests in Hoya Intermediate. As such, we do not have any independent means of generating revenue. We intend to cause Hoya Intermediate to continue making quarterly distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the TRA, and to pay our corporate and other overhead expenses. To the extent that we need funds, and Hoya Intermediate is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could adversely affect our financial condition, including liquidity.

In certain circumstances, Hoya Intermediate will be required to make distributions to us and Hoya Topco, which distributions may be substantial.

Hoya Intermediate is treated, and will continue to be treated, as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, its taxable income is generally allocated to its members, including us. Hoya Intermediate may make cash or tax distributions to the members, including us, as set forth in the Hoya Intermediate LLC Agreement calculated using an assumed tax rate, to provide liquidity to members to pay taxes on such member’s allocable share of the taxable income. Under applicable tax rules, Hoya Intermediate may be required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions are made pro rata on a per-common unit basis to all members and such tax distributions are determined based on the member with the highest assumed tax liability per common unit, Hoya Intermediate may be required to make tax distributions that, in the aggregate, exceed the amount of taxes that Hoya Intermediate would have paid if it were taxed on its net income at the assumed rate.

As a result of (i) potential differences in the amount of net taxable income allocable to us and to Hoya Topco, (ii) the lower maximum tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating Hoya Intermediate’s distribution obligations, we may receive distributions significantly in excess of our actual tax liabilities and our obligations to make payments under the TRA. If we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Hoya Intermediate, Hoya Topco would benefit from any value attributable to such accumulated cash balances as a result of its right to acquire shares of our Class A common stock or, at our election, an amount of cash equal to the fair market value thereof, in exchange for its Intermediate Units. We will have no obligation to distribute such cash balances to our stockholders, and no adjustments will be made to the consideration provided to an exchanging holder in connection with a direct exchange or redemption of Hoya Intermediate limited liability company interests under the Hoya Intermediate LLC Agreement as a result of any retention of cash by us.

Risks Related to Being a Public Company

The market price and trading volume of our securities may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our securities in spite of our operating performance. We cannot assure you that the market price of our securities will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others: the realization of any of the risk factors discussed in this Report; difficult global market and economic conditions; loss of investor confidence in the global financial markets and investing in general; adverse market reaction to indebtedness we may incur or securities we may issue in the future, including securities we may grant under our 2021 Incentive Award Plan, as amended (the "2021 Plan"); adverse market reaction to changes in our ownership or capital structure, including secondary offerings of our Class A common stock; unanticipated variations in our quarterly and annual operating results or dividends; failure to meet securities analysts’ earnings estimates; publication of negative or inaccurate research reports about us or the live events or ticketing industries or the failure of securities analysts to provide adequate coverage of us or our securities in the future; changes in market valuations of similar companies; speculation in the press or investment community about our business; the trading activity of our largest stockholders; the number of shares of our Class A common stock that are available for public trading; short sales, hedging and other derivative transactions involving our securities; new or unexpected changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; and increases in compliance or enforcement inquiries and investigations by regulatory authorities.

We may be subject to securities class action litigation, which could adversely affect our business, financial condition and results of operations.

Companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial legal fees, settlement or judgment costs, as well as a diversion of management’s attention and resources that are needed to successfully run our business, which could adversely affect our business, financial condition and results of operations.

We have a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with SEC rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), which require management to certify financial and other information in our annual and quarterly reports and provide an annual management report on the effectiveness of our internal control over financial reporting.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, is designed to reasonably detect and prevent fraud. However, internal control over financial reporting may not detect and prevent all misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

We are also required to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2020, we identified deficiencies in our internal control over financial reporting which, in the aggregate, constituted a material weakness. We made the same determination in connection with the audits of our financial statements for the fiscal years ended December 31, 2023, 2022 and 2021. We determined in all of these years that we had deficiencies related to the implementation of segregation of duties as part of our control activities, the establishment of clearly defined roles within our finance and accounting functions and the number of personnel in those functions with an appropriate level of technical accounting and SEC reporting experience which, in the aggregate, constitute a material weakness. We are continuing to review our internal control procedures, to implement new controls and processes, to hire additional qualified personnel and to establish more robust processes to support our internal control over financial reporting, including by creating clearly defined roles and responsibilities and the appropriate segregation of duties. These actions have begun to be validated through testing and, when fully implemented, we believe they will be effective in remediating the material weakness. However, additional time is required to complete implementing the enhanced procedures and to test and ensure the effectiveness and sustainability of the improved controls.

If we are unable to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, it could result in errors in our financial statements that require a restatement or cause us to fail to meet our periodic reporting obligations, any of which could adversely affect investor confidence in us and the value of our securities. There can be no assurance that our remediation activities will be successful or that additional material weaknesses will not be identified in the future.

For as long as we are an “emerging growth company” under the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”), which could be until December 31, 2026, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX. Once we are no longer an emerging growth company, we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This independent assessment could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. An adverse report may be issued if our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

We are an “emerging growth company,” and a decision by us to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our securities less attractive to investors.

We are an “emerging growth company,” and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of SOX; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or golden parachute payments not previously approved.

Our status as an emerging growth company will end as soon as any of the following occurs: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or (iv) December 31, 2026.

We cannot predict if investors will find our securities less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies. If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the market price of those securities may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, companies that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with such standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but that any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt such standard at the same time as private companies. This may make comparison of our financial statements with another public company, which is neither an “emerging growth company” nor a company that has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.

The exercise of outstanding warrants would increase the number of shares of our Class A common stock eligible for resale in the public market and result in dilution to our stockholders.

The following warrants to purchase shares of our Class A common stock are outstanding and exercisable: (i) warrants to purchase 6,519,791 shares at an exercise price of $11.50 per share; (ii) warrants to purchase 17.0 million shares at an exercise price of $10.00 per share; (iii) warrants to purchase 17.0 million shares at an exercise price of $15.00 per share; and (iv) public warrants to purchase 6,766,853 shares at an exercise price of $11.50 per share. In addition, Hoya Topco holds outstanding warrants to purchase 2.0 million Intermediate Units at an exercise price of $10.00 per unit and warrants to purchase 2.0 million Intermediate Units at an exercise price of $15.00 per unit (collectively, the “Hoya Intermediate Warrants”). Upon the exercise of a Hoya Intermediate Warrant, one share of our Class B common stock (which is generally exchangeable for one share of our Class A common stock) will be issued.

The issuance of shares of our Class A common stock in connection with the exercise of these warrants would increase the number of shares eligible for resale in the public market and result in dilution to our stockholders. Sales of substantial numbers of such shares in the public market, or the fact that these warrants may be exercised, could adversely affect the market price of our Class A common stock.

Securities analysts may not publish favorable, or any, research or reports about us, which could adversely affect the market price or trading volume of our securities.

The trading market for our securities will be influenced to some extent by the research and reports that industry or financial analysts publish about us. We do not control these analysts, and the analysts who publish information about us may have relatively little experience with our business or industry, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If analysts provide inaccurate research or issue adverse opinions regarding us or our securities, or cease coverage of or fail to regularly publish reports regarding us or our securities, we could lose visibility in the market, which in turn could adversely affect the market price or trading volume of our securities.

Provisions in our organizational documents may delay or prevent our acquisition by a third party.

Our amended and restated charter and our amended and restated bylaws contain several provisions that may make it more difficult or expensive for a third-party to acquire control of us without the approval of our Board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following: the sole ability of directors to fill a vacancy on our Board; advance notice requirements for stockholder proposals and director nominations; provisions limiting stockholders’ ability to call special meetings of stockholders, require extraordinary general meetings of stockholders and take action by written consent; our Board’s ability to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board; the division of our Board into three classes, with each class serving staggered three-year terms; and the lack of cumulative voting for the election of directors. These provisions could discourage potential takeover attempts and reduce the price that investors are willing to pay for our securities.

The exclusive forum provisions of our amended and restated charter may discourage lawsuits against our directors and officers.

Our amended and restated charter provides that, to the fullest extent permitted by law, and unless we provide consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such Court of Chancery does not have jurisdiction, the U.S. federal district court for the District of Delaware or the other state courts of the State of Delaware) is the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated charter or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) action asserting a claim governed by the internal affairs doctrine, provided that this provision, including for any “derivative action,” does not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Our amended and restated charter further provides that the U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. By becoming our stockholder, you will be deemed to have notice of and consented to these exclusive forum provisions. There is uncertainty as to whether a court would enforce such a provision relating to causes of action arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive forum provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar provisions in other companies’ charters has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find such provisions to be inapplicable or unenforceable in such action.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of maintaining the safety and security of our critical systems, information, products, services and broader information technology environment (collectively, our “Information Systems and Data”), and we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability thereof.

Cybersecurity risks are addressed as a component of our enterprise risk management program. As such, our information security team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact on our business. Features of our program include:

•
periodic risk assessments designed to help identify material cybersecurity risks to our Information Systems and Data;
•
a security incident response team that is principally responsible for managing our cybersecurity risk assessment processes, security controls and response to cybersecurity incidents;
•
a cyber and data security incident response plan that establishes policies and procedures for identifying, managing and recovering from cybersecurity incidents, including escalating tiers of notification depending on an incident's nature and severity;
•
periodic tabletop exercises with management and other employees to discuss and prepare potential cybersecurity incident responses;
•
the use of third-party service providers, where appropriate, to assess, test and assist with aspects of our security controls;
•
a third-party risk management process for our service providers, suppliers and partners;
•
cybersecurity insurance designed to reduce the risk of loss resulting from cybersecurity incidents;
•
policies and procedures that relate to cybersecurity matters, including those governing encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices; and
•
required privacy and cybersecurity training (including spear phishing and other awareness training) for employees.

The techniques used to obtain unauthorized access, to disable or degrade service or to sabotage systems change frequently. As a result, we have invested and continue to invest in the security and resiliency of our networks to help protect our Information Systems and Data. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see the “Risk Factors—Risks Related to Information Technology, Cybersecurity and Intellectual Property” section of this Report.

Cybersecurity Governance

Our Board is responsible for overseeing our enterprise risk management activities in general, and each of its committees assists in this role of risk oversight. Our Board has delegated the monitoring and oversight of risks related to cybersecurity and information technology to our Audit Committee, which regularly reports to our Board regarding its activities, including those related to cybersecurity risk management. Our Board also receives periodic briefings from management on our cybersecurity risk management program, including presentations on cybersecurity topics from our Chief Technology Officer, internal information security team and third-party experts.

Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our Audit Committee receives regular updates from our Chief Technology Officer and other members of management on the cybersecurity risks that they view as most relevant to our business, our cybersecurity strategy and current cybersecurity trends, as well as other updates, as necessary, regarding certain cybersecurity incidents.

A cross-functional management team, which includes members of our information security, technical infrastructure, engineering and legal departments, is responsible for identifying, assessing and managing the risks from cybersecurity threats that are relevant to our business (and, depending on a threat’s potential nature and severity, reporting such information to our Audit Committee). This team has primary responsibility for our cybersecurity risk management program, including our cyber and data security incident response plan, supervises our internal personnel and third-party service providers and communicates our cybersecurity risk management processes to senior management, as well as to our Board and Audit Committee. This team reports to our Chief Technology Officer, who has more than 25 years of experience in the technology sector, and possesses more than 75 years of combined experience in cybersecurity matters, including threat assessment and detection, mitigation technologies, incident response, cyber forensics and regulatory compliance. In addition to relevant educational and industry experience, members of this team, including the heads of our information security and technical infrastructure departments, also hold relevant cyber and information security certifications, including from ISACA (Certified Information Security Manager (CISM) and Certified Information Systems Auditor (CISA)) and ISC2 (Certified Information Systems Security Professional (CSSP)). This team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, including, as appropriate, the operation of our cyber and data security incident response plan, briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including our third-party service providers, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

As of December 31, 2023, we leased approximately 48,000 square feet of space in Chicago, Illinois for our headquarters under a lease agreement that runs through December 31, 2033 with a five-year renewal option, unless terminated sooner. We also lease facilities in Coppell, Texas; Las Vegas, Nevada; Toronto, Ontario; and Tokyo, Japan.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On October 19, 2021, our Class A common stock and warrants began trading on Nasdaq under the symbols “SEAT” and "SEATW," respectively. Prior to that date, there was no public trading market for our securities.

Stockholders

As of February 29, 2024, there were 57 holders of record of our Class A common stock and one holder of our Class B common stock. The actual number of holders of our Class A common stock is greater than this number, as it includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.

Dividends

We did not pay any cash dividends on our Class A common stock during the year ended December 31, 2023. We intend to retain future earnings for future operations, development, expansion, debt repayment and potential acquisitions and share repurchases, and we have no current plans to declare or pay any cash dividends on our Class A common stock for the foreseeable future. Any future decision to declare and pay dividends will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions (including those under our credit facility and/or any future indebtedness we may incur), business prospects and other factors that our Board may deem relevant.

Stock Performance Graph

The following graph depicts the total return to stockholders from the closing price on October 19, 2021 (the date on which our Class A common stock began trading on Nasdaq) through December 31, 2023, relative to the performance of the Nasdaq Composite and the Russell 2000 Technology Index. The graph assumes $100 invested at the closing price on October 19, 2021 in each of our Class A common stock, the Nasdaq Composite and the Russell 2000 Technology Index, and dividends reinvested in the security or index. The comparisons reflected in the graph are not intended to forecast, and may not be indicative of, the future performance of us or our Class A common stock.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock during the three months ended December 31, 2023:

Period	Total No. of Shares Purchased	Avg. Price Paid Per Share	Total No. of Shares Purchased As Part of Publicly Announced Plans or Programs	Max. No. (or Approx. Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2023	—	—	—	—
November 1-30, 2023	—	—	—	—
December 1-31, 2023	2,000,000 (1)	$6.24	—	—
Total	2,000,000	$6.24	—	—
(1)
On December 12, 2023, we repurchased 2.0 million shares of our Class A common stock from the underwriters of the December 2023 Secondary Offering (as defined herein) at a price of $6.24 per share (the same price per share paid by the underwriters to Hoya Topco, the selling stockholder). See Note 17, Equity, to our consolidated financial statements included elsewhere in this Report for more information regarding the December 2023 Secondary Offering.

On February 29, 2024, our Board authorized a share repurchase program for up to $100.0 million of our Class A common stock, which program was publicly announced on March 5, 2024 and does not have a fixed expiration date.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to help readers understand our results of operations and financial condition and is provided as an addition to, and should be read together with, our audited consolidated financial statements and accompanying notes included elsewhere in this Report. This discussion contains forward-looking statements, which are subject to a number of risks and uncertainties, as discussed in the “Forward-Looking Statements” section of this Report. Important factors that could cause actual results or outcomes to differ materially from those anticipated in the forward-looking statements include, but are not limited to, those set forth in the "Risk Factors" section of this Report.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets while enabling ticket sellers and partners to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues and net income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Marketplace GOV*	$3,920,526	$3,184,754	$2,399,092
Revenues	712,879	600,274	443,038
Net income (loss)	113,141	70,779	(19,129)
Adjusted EBITDA*	141,982	113,325	109,869

* See “Key Business Metrics and Non-GAAP Financial Measure” below for more information on Marketplace GOV and Adjusted EBITDA, which is a non-GAAP financial measure.

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers and partners through which we earn revenue processing ticket sales from our Owned Properties, consisting of our websites and mobile applications, including Vivid Seats, Vegas.com and Wavedash, and from our Private Label Offering, which includes numerous distribution partners. Our Marketplace segment also includes our Vivid Picks daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

We primarily earn revenue from service and delivery fees charged to ticket buyers. We also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. The revenue we earn from our Vivid Picks daily fantasy sports offering is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives.

We incur costs for developing and maintaining our platform, providing back-office support and customer service, facilitating payments and deposits, and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

A key component of our platform is Skybox, a proprietary ERP tool used by the majority of ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple ticket resale marketplaces. Professional ticket sellers use an ERP to manage their operations, and Skybox is their most widely adopted ERP.

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

The following table summarizes our key business metrics and non-GAAP financial measure for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Marketplace GOV(1)	$3,920,526	$3,184,754	$2,399,092
Total Marketplace orders(2)	10,898	9,183	6,637
Total Resale orders(3)	380	313	199
Adjusted EBITDA(4)	$141,982	$113,325	$109,869

(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes and net of event cancellations that occurred during that period. During the year ended December 31, 2023, Marketplace GOV was negatively impacted by event cancellations in the amount of $43.6 million compared to $80.3 million and $108.0 million during the years ended December 31, 2022 and 2021, respectively.
(2)
Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations that occurred during that period. During the year ended December 31, 2023, our Marketplace segment experienced 99,078 event cancellations compared to 199,595 and 257,109 event cancellations during the years ended December 31, 2022 and 2021, respectively.
(3)
Total Resale orders represents the volume of Resale segment orders in a period, net of event cancellations that occurred during that period. During the year ended December 31, 2023, our Resale segment experienced 2,910 event cancellations compared to 5,205 and 6,165 event cancellations during the years ended December 31, 2022 and 2021, respectively.
(4)
Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for making period-to-period comparisons of our business performance. See the “Adjusted EBITDA” section below for more information and a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure.

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

Our Marketplace GOV can be impacted by seasonality. Typically, we experience slightly increased activity in the fourth quarter when all major sports leagues are in season and there is an increase in order volume for theater events during the holiday season and concert on-sales for the following year. Quarterly fluctuations in our Marketplace GOV result from the popularity and demand of performers, tours, teams and events, the length and team composition of sports playoff series and championship games, and the number of event cancellations.

Our Marketplace GOV increased during the year ended December 31, 2023 as a result of increases in the number of orders processed and average order size and, to a lesser extent, fewer event cancellations and our acquisitions of Wavedash in September 2023 and Vegas.com in November 2023.

Total Marketplace Orders

Total Marketplace orders represent the volume of Marketplace segment orders placed on our platform in a period, net of event cancellations that occurred during that period. An order can include one or more tickets, hotel rooms or parking passes. Total Marketplace orders allow us to monitor order volume and better identify trends within our Marketplace segment. Total Marketplace orders increased during the year ended December 31, 2023 as a result of a higher number of new orders processed and, to a lesser extent, fewer event cancellations and our acquisitions of Wavedash in September 2023 and Vegas.com in November 2023.

Total Resale Orders

Total Resale orders represent the volume of Resale segment orders sold in a period, net of event cancellations that occurred during that period. An order can include one or more tickets or parking passes. Total Resale orders allow us to monitor order volume and better identify trends within our Resale segment. Total Resale orders increased during the year ended December 31, 2023 as a result of higher activity in our Resale segment.

Adjusted EBITDA

We present Adjusted EBITDA, which is a non-GAAP financial measure, because it is a measure frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe this measure is helpful in highlighting trends in our operating results because it excludes the impact of items that are outside of our control or not reflective of ongoing performance related directly to the operation of our business.

Adjusted EBITDA is a key measure used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance and performing strategic planning and annual budgeting. Moreover, we believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for making period-to-period comparisons of our business performance and highlighting trends in our operating results.

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with GAAP and may exclude recurring costs, such as interest expense – net, equity-based compensation, litigation, settlements and related costs, change in fair value of warrants, change in fair value of derivative assets and foreign currency revaluation (gains)/losses. In addition, other companies may calculate Adjusted EBITDA differently than we do, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from Adjusted EBITDA.

The following is a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss) (in thousands):

	2023	2022	2021
Net income	$113,141	$70,779	$(19,129)
Income tax expense (benefit)	(42,199)	(1,590)	304
Interest expense – net	13,505	12,858	58,179
Depreciation and amortization	17,178	7,732	2,322
Sales tax liability(1)	3,172	2,814	8,956
Transaction costs(2)	12,779	4,840	12,852
Equity-based compensation(3)	27,614	19,053	6,047
Loss on extinguishment of debt(4)	—	4,285	35,828
Litigation, settlements and related costs(5)	215	2,477	2,835
Severance related to COVID-19(6)	—	—	286
Change in fair value of warrants(7)	(971)	(8,227)	1,389
Change in fair value of derivative asset(8)	(536)	—	—
Change in fair value of contingent consideration(9)	(998)	(2,065)	—
Loss on asset disposals(10)	685	369	—
Foreign currency revaluation gain(11)	(2,177)	—	—
TRA liability adjustment(12)	574	—	—
Adjusted EBITDA	$141,982	$113,325	$109,869

(1)
We have historically incurred sales tax expense in jurisdictions where we expected to collect and remit indirect taxes, but were not yet collecting from customers. The sales tax liability for 2023 represents the liability recorded for local admissions taxes which we are not yet collecting from customers, including estimated penalties. The sales tax liability for 2022 and 2021 represents the tax liability for sales tax prior to the date we began collecting sales tax from customers reduced by abatements received, inclusive of any penalties and interest assessed by the jurisdictions.
(2)
This consists of legal, accounting, tax and other professional fees; personnel-related costs, which consist of retention bonuses; and integration costs. Transaction costs recognized in 2023 were primarily related to the 2023 Secondary Offerings (as defined herein) and our acquisitions and strategic investments. Transaction costs recognized in 2022 were primarily related to our acquisitions and strategic investments, the refinancing of the June 2017 First Lien Loan (as defined herein) with the February 2022 First Lien Loan (as defined herein) and our exchange offering of shares of our Class A common stock for properly tendered public warrants. Transaction costs recognized in 2021 were primarily related to the Merger Transaction, to the extent they were not eligible for capitalization, and our acquisition of Vivid Picks.
(3)
This relates to profits interests issued prior to the Merger Transaction and equity granted pursuant to the 2021 Plan, which we do not consider to be indicative of our core operating performance.
(4)
Losses incurred in 2022 resulted from the extinguishment of the June 2017 First Lien Loan in February 2022. Losses incurred in 2021 resulted from the retirement of the May 2020 First Lien Loan (as defined herein) and fees paid related to the early payment of a portion of the principal of the June 2017 First Lien Loan in October 2021.
(5)
This relates to external legal costs, settlement costs and insurance recoveries that were unrelated to our core business operations.
(6)
This relates to severance costs resulting from significant reductions in employee headcount due to the effects of the COVID-19 pandemic prior to 2022.
(7)
This relates to the revaluation of warrants to purchase Intermediate Units held by Hoya Topco following the Merger Transaction.
(8)
This relates to the revaluation of derivatives recorded at fair value.

(9)
This relates to the revaluation of Vivid Picks cash earnouts.
(10)
This relates to asset disposals, which are not considered indicative of our core operating performance.
(11)
This relates to unrealized foreign currency revaluation (gain) loss from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date.
(12)
This relates to remeasurement of the TRA liability.

Key Factors Affecting Our Performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities as well as risks and challenges, including those discussed below and elsewhere in this Report, particularly in the “Risk Factors” section. The key factors discussed below impacted our 2023 results and/or are anticipated to impact our 2024 results.

Growth and Retention of Ticket Buyers, Sellers and Partners

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

We seek to retain buyers by cultivating brand awareness and affinity for our differentiated offering. We provide an optimal customer experience, additional avenues for engagement and outreach such as through customized emails, Game Center and Vivid Picks, and most importantly, exceptional value with our Vivid Seats Rewards loyalty program.

Likewise, we must preserve our longstanding relationships with ticket sellers to maintain extensive ticket listing options at competitive prices. We recognize the importance of seller and other partner relationships in the ticketing ecosystem and offer products and services designed to support their needs.

Macroenvironment and Resulting Consumer Demand for Live Events

Consumer demand for live events could be impacted by economic conditions affecting discretionary consumer and corporate spending, including unemployment levels, fuel prices, interest rates inflationary concerns and changes in tax rates and tax laws. While such conditions existed in 2023, we did not see a resulting impact to overall demand for live event tickets, ticket prices and/or price sensitivity, but an impact is possible if such conditions persist or worsen.

Ticketing Industry Competition

Our business faces significant competition from other primary and secondary ticketing service providers. Forms of competition can include, but are not limited to, increasing performance marketing spend, increasing brand advertisement spend, pricing changes, exclusive partnerships, and new product offerings and enhancements. To combat such competitive dynamics, we continue to refine our marketing strategies to attract and retain customers and innovate to offer our customers an attractive value proposition. We also face competition from other professional ticket resellers in our Resale segment.

Supply of Live Concert, Sporting and Theater Events

The number and popularity of live concert, sporting, and theater events will have a significant effect on our revenue and operating income. Many of the factors affecting the strength of the event slate are outside of our control.

Attracting and Retaining Talent

We rely on our ability to attract, motivate and retain employees. Our success depends on our ability to continue to identify, attract, hire, integrate, develop, motivate and retain highly skilled personnel for all areas of our organization. We share the dedication to our mission to Experience It Live. Offering employees an engaging and positive work environment contributes to both their and our success. We are committed to fostering an environment that is inclusive and welcoming to diversity in backgrounds, experiences and thoughts as a means toward achieving employee engagement, empowerment, innovation and good decision-making.

Seasonality

Our operational and financial results can be impacted by seasonality. Typically we experience slightly increased activity in the fourth quarter when all major sports leagues are in season and there is an increase in order volume for theater events during the holiday season and concert on-sales for the following year. In addition, our financial results and growth rates can vary from period to period depending on, among other things: popularity and demand for certain performers and events; sports teams’ performances, and the length and team composition of sports playoff series and championship games; the timing of tours of top grossing acts; event cancellations; weather, seasonal and other fluctuations in our operating results; the timing of guaranteed payments, investments, acquisitions and financing activities; competitive dynamics; and timing of disbursements of accounts payable to sellers and partners around quarter-end.

Recent Developments

Vegas.com Acquisition

On November 3, 2023, we acquired Vegas.com, an online ticket marketplace for live event enthusiasts exploring Las Vegas, Nevada. The purchase price was $248.3 million, consisting of $152.8 million in cash and approximately 15.6 million shares of our Class A common stock. We financed the cash portion of the purchase price with cash on hand. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

Wavedash Acquisition

On September 8, 2023, we acquired Wavedash, an online ticket marketplace headquartered in Tokyo, Japan. The purchase price was JPY 10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on the acquisition date, before considering the net effect of cash acquired. We financed the purchase price with cash on hand. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

2023 Secondary Offerings and Share Repurchase

On December 12, 2023, we completed a public offering of 23.575 million shares of our Class A common stock, which included 3.1 million shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares (the "December 2023 Secondary Offering") and 2.0 million shares subject to the Share Repurchase (as defined below). The shares were purchased by the underwriters from Hoya Topco, the selling stockholder, at a price of $6.24 per share and, other than the shares subject to the Share Repurchase (as defined below), were sold at a public offering price of $6.50 per share. Hoya Topco exchanged 23.575 million shares of our Class B common stock and 23.575 million Intermediate Units for the shares of our Class A common stock that it sold in the December 2023 Secondary Offering. We did not receive any proceeds from the sale of the shares by Hoya Topco in the December 2023 Secondary Offering. Pursuant to the underwriting agreement for the December 2023 Secondary Offering, we repurchased 2.0 million shares of our Class A common stock from the underwriters at a price of $6.24 per share (the same price per share paid by the underwriters to Hoya Topco) (the “Share Repurchase”). We funded the Share Repurchase with cash on hand.

We completed a public offering of 18.4 million shares of our Class A common stock, comprising 16.0 million shares sold on May 22, 2023 and 2.4 million shares sold on June 15, 2023 pursuant to the full exercise of the underwriters'

option to purchase additional shares (the "June 2023 Secondary Offering" and, together with the December 2023 Secondary Offering, the “2023 Secondary Offerings”). The shares were purchased by the underwriters from Hoya Topco, the selling stockholder, at a price of $7.68 per share and were sold at a public offering price of $8.00 per share. Hoya Topco exchanged 18.4 million shares of our Class B common stock and 18.4 million Intermediate Units for the shares of our Class A common stock that it sold in the June 2023 Secondary Offering. We did not receive any proceeds from the sale of the shares by Hoya Topco in the June 2023 Secondary Offering.

Income Tax

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar Two"), with certain aspects effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate (Canada and Japan) have either introduced or are in the process of introducing legislation to implement Pillar Two. We continue to assess the Pillar Two legislation and do not anticipate any material impacts to our consolidated financial statements.

Results of Operations

Discussions of the year ended December 31, 2021 and comparison of the years ended December 31, 2022 and 2021 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 7, 2023, as amended by Amendment No. 1 thereto, which section is incorporated by reference herein.

On March 5, 2024, we issued a press release announcing financial results for the fourth quarter and fiscal year ended December 31, 2023 (the “Earnings Release”). Net income of $113.1 million presented in this Report differs from Net income of $107.0 million initially reported in the Earnings Release due to a $6.1 million income tax benefit adjustment for the three months and fiscal year ended December 31, 2023 made following the Earnings Release and prior to the filing of this Report. This resulted in a corresponding $6.1 million decrease in our Additional paid-in capital and $6.1 million decrease in our Accumulated deficit as of December 31, 2023 from the amounts included in the Earnings Release. The information in this Report supersedes the disclosure in the Earnings Release.

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations (in thousands, except percentages):

	2023	2022	Change	% Change
Revenues	$712,879	$600,274	$112,605	19%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	182,184	140,508	41,676	30%
Marketing and selling	274,096	248,375	25,721	10%
General and administrative	159,081	127,619	31,462	25%
Depreciation and amortization	17,178	7,732	9,446	122%
Change in fair value of contingent consideration	(998)	(2,065)	1,067	52%
Income from operations	81,338	78,105	3,233	4%
Other (income) expense:
Interest expense – net	13,505	12,858	647	5%
Loss on extinguishment of debt	—	4,285	(4,285)	(100)%
Other (income) expense:	(3,109)	(8,227)	5,118	62%
Income before income taxes	70,942	69,189	1,753	3%
Income tax expense (benefit)	(42,199)	(1,590)	(40,609)	(2,554)%
Net income	113,141	70,779	42,362	60%
Net income attributable to redeemable noncontrolling interests	38,605	42,117	(3,512)	(8)%
Net income attributable to Class A Common Stockholders	$74,536	$28,662	$45,874	160%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	2023	2022	Change	% Change
Revenues:
Marketplace	$597,388	$511,094	$86,294	17%
Resale	115,491	89,180	26,311	30%
Total revenues	$712,879	$600,274	$112,605	19%

Total revenues increased $112.6 million, or 19%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase, which occurred in both our Marketplace and Resale segments, resulted primarily from increases in new orders processed and average order size, which is calculated by dividing Marketplace GOV by Total Marketplace Orders. Fewer event cancellation and our acquisitions of Wavedash in September 2023 and Vegas.com in November 2023 also contributed to the increase.

Marketplace

The following table presents Marketplace revenues segment by event category (in thousands, except percentages):

	2023	2022	Change	% Change
Revenues:
Concerts	$308,507	$251,423	$57,084	23%
Sports	199,837	196,467	3,370	2%
Theater	83,273	61,483	21,790	35%
Other	5,771	1,721	4,050	235%
Total Marketplace revenues	$597,388	$511,094	$86,294	17%

Marketplace revenues increased $86.3 million, or 17%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase resulted primarily from increases in new orders processed and average order size (especially in our concerts event category) and, to a lesser extent, fewer event cancellations. Revenues from our theater event category also increased substantially, primarily due to increased orders from our Vegas.com acquisition.

Total Marketplace orders increased 1.7 million, or 19%, during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Cancellation charges, which are recognized as a reduction of revenues, negatively impacted Marketplace revenues by $20.0 million and $27.8 million for the years ended December 31, 2023 and 2022, respectively. The decrease was primarily due to higher store credit breakage and negative impacts in early 2022 from abnormally high cancellations.

Marketplace revenues by business model consisted of the following (in thousands, except percentages):

	2023	2022	Change	% Change
Revenues:
Owned Properties	$462,263	$400,413	$61,850	15%
Private Label	135,125	110,681	24,444	22%
Total Marketplace revenues	$597,388	$511,094	$86,294	17%

The increases in revenue from both Owned Properties and Private Label during the year ended December 31, 2023 compared to the year ended December 31, 2022 resulted from increases in new orders processed and average order size and, to a lesser extent, fewer event cancellations.

Within the Marketplace segment, we also earn referral fee revenue by offering event ticket insurance to ticket buyers, using a third-party insurance provider. Our referral fee revenue was $29.4 million and $33.4 million during the years ended December 31, 2023 and 2022, respectively. The decrease was due to declining insurance attachment rates to orders following abnormally high rates during the height of the COVID-19 pandemic and following the resumption of live events in 2021 and 2022.

Resale

Resale revenues increased $26.3 million, or 30%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase resulted primarily from higher order volume.

Total Resale orders increased 0.1 million, or 21%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. Cancellation charges, which are classified as a reduction of revenue, negatively impacted Resale revenues by $1.1 million and less than $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	2023	2022	Change	% Change
Cost of revenues:
Marketplace	$94,557	$73,126	$21,431	29%
Resale	87,627	67,382	20,245	30%
Total cost of revenues	$182,184	$140,508	$41,676	30%

Total cost of revenues increased $41.7 million, or 30%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by higher Marketplace GOV in our Marketplace segment and higher revenue in our Resale segment.

Marketplace

Marketplace cost of revenues increased $21.4 million, or 29%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was relatively consistent with the increase in Marketplace GOV, which increased by 23% during the same period.

Resale

Resale cost of revenues increased $20.2 million, or 30%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase resulted from an increase in Resale revenues, which increased by 30% during the same period.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	2023	2022	Change	% Change
Marketing and selling:
Online	$239,335	$224,872	$14,463	6%
Offline	34,761	23,503	11,258	48%
Total marketing and selling	$274,096	$248,375	$25,721	10%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $25.7 million, or 10%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase resulted from greater spending on online advertising, attributable to higher Marketplace GOV, and higher spending on offline advertising, attributable to increased brand marketing and partnership efforts to further cultivate brand awareness and affinity. Total marketing and selling expenses increased relatively less than Total Marketplace revenues, which increased by 17%, as we saw initial benefits of our increasing share of repeat orders.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	2023	2022	Change	% Change
General and administrative:
Personnel expenses	$110,307	$88,037	$22,270	25%
Non-income tax expenses	5,962	4,380	1,582	36%
Other	42,812	35,202	7,610	22%
Total general and administrative	$159,081	$127,619	$31,462	25%

Total general and administrative expenses increased $31.5 million, or 25%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to higher personnel expenses from higher employee headcount, including headcount added through our acquisitions of Wavedash and Vegas.com, and from higher equity-based compensation expense. Higher professional fees incurred with our acquisitions of Wavedash and Vegas.com, which are reflected in other expenses, also contributed to the increase.

Depreciation and Amortization

Depreciation and amortization expenses increased $9.4 million, or 122%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to the intangibles acquired as part of our acquisitions of Wavedash and Vegas.com and, to a lesser extent, an increase in capitalized development activities related to our platform. The magnitude of the increase attributable to the amortization of acquired intangibles had a significant impact on net income for the year ended December 31, 2023 compared to the prior-year period.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $1.0 million during the year ended December 31, 2023 due to the fair value remeasurement of cash earnouts.

Other (Income) Expense

Interest expense – net

Interest expense – net increased $0.6 million, or 5%, during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher interest rates, partially offset by interest earned on cash balances.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.3 million during the year ended December 31, 2022 due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan in the first quarter of 2022. There was no loss on extinguishment of debt during the year ended December 31, 2023.

Other (income) expense

Other (income) expense decreased $5.1 million, or 62%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to the fair value remeasurement of warrants, net of foreign currency revaluation gains due to unrealized gains arising from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date.

Income tax expense (benefit)

Income tax benefit increased $40.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to the release of our valuation allowance on our U.S. net operating losses and interest limitations and tax credit carryforwards, as well as valuation allowance releases following the 2023 Secondary Offerings.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of December 31, 2023, we had $125.5 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions and highly liquid investments with maturities of three months or less. For the year ended December 31, 2023, we generated positive cash flows from our operating activities.

Loan Agreements

In May 2020, in response to the COVID-19 pandemic, we entered into a first lien term loan (the “May 2020 First Lien Loan”), which resulted in $251.5 million in net cash proceeds. We had an outstanding loan balance of $275.7 million under the May 2020 First Lien Loan as of December 31, 2020. Additional interest was capitalized into the principal in the first nine months of 2021, resulting in an outstanding principal of $304.1 million as of September 30, 2021. On October 18, 2021, we repaid the May 2020 First Lien Loan in full in connection with, and using the proceeds from, the Merger Transaction and a related private investment in public equity (the "PIPE Financing") and incurred a $28.0 million prepayment penalty.

In June 2017, we entered into a $525.0 million first lien term loan (the “June 2017 First Lien Loan”). In July 2018, the June 2017 First Lien Loan was amended to upsize the committed amount by $115.0 million. In October 2021, we made an early principal payment related to the June 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the Merger Transaction and the PIPE Financing. We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021.

On February 3, 2022, we entered into an amendment which refinanced the remaining balance of $190.7 million from the June 2017 First Lien Loan with a new $275.0 million term loan (the “February 2022 First Lien Loan”), which has a maturity date of February 3, 2029, and added a new $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027.

The terms of the February 2022 First Lien Loan specify a secured overnight financing rate (“SOFR”)-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus 3.25%. The effective interest rate on the February 2022 First Lien Loan was 9.05% and 7.98% per annum at December 31, 2023 and 2022, respectively.

In connection with our acquisition of Wavedash, we assumed long-term debt owed to Shoko Chukin Bank of JPY 458.3 million (approximately $3.1 million), which has a maturity date of June 24, 2026 and is subject to a fixed interest rate of 1.27% per annum.

As of December 31, 2023, we had the February 2022 First Lien Loan and the Shoko Chukin Bank Loan outstanding and we had no outstanding borrowings under the Revolving Facility.

Share Repurchases

On May 25, 2022, our Board authorized a share repurchase program for up to $40.0 million of our Class A common stock (the “Repurchase Program”). The Repurchase Program was announced on May 26, 2022 and its authorization was fully utilized during 2022 and the three months ended March 31, 2023. Cumulatively under the Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions. The share repurchases are accounted for as Treasury stock in the Consolidated Balance Sheets.

On December 12, 2023, we repurchased 2.0 million shares of our Class A common stock from the underwriters of the December 2023 Secondary Offering at a price of $6.24 per share (the same price per share paid by the underwriters to Hoya Topco, the selling stockholder). See Note 17, Equity, to our consolidated financial statements included elsewhere in this Report for more information regarding the December 2023 Secondary Offering.

Distributions to non-controlling interests

Per the Hoya Intermediate LLC agreement, Hoya Intermediate is required to make pro-rata tax distributions to its members, of which $14.3 million was distributed to non-controlling interests in the year ended December 31, 2023.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate shareholders that provides for our payment to such shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

In connection with the 2023 Secondary Offerings, Hoya Topco exchanged Intermediate Units, and as a result, we recorded a liability of $165.2 million, a deferred tax asset of $75.2 million related to the 2023 Secondary Offerings as well as the projected payments under the TRA, a decrease to additional paid-in capital of $95.8 million, and a $5.8 million income tax benefit related to valuation allowance releases on the portion of the deferred tax asset associated with the basis difference in the investment in the partnership excluded from the disclosure of deferred tax asset and valuation allowance. We also recognized an income tax benefit of $14.0 million related to the release of valuation allowances at the time of the 2023 Secondary Offerings.

Due to an increase in the applicable state and local tax rate, there was a remeasurement of the TRA liability recorded for the 2023 June Secondary Offering, which resulted in an increase in the liability of $0.6 million, with the corresponding expense included in other income in the Consolidated Statements of Operations for the year ended December 31, 2023. As a result of the increase in the TRA liability, we recorded an increase in deferred tax assets of $0.3 million which was recorded to deferred tax expense.

The TRA-related liabilities are classified as current or long-term based on the expected date of payment. At December 31, 2023, the amount due within the next 12 months was $0.1 million and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	2023	2022	2021
Net cash provided by operating activities	$147,320	$14,375	$175,790
Net cash used in investing activities	(225,641)	(15,415)	(9,345)
Net cash (used in) provided by financing activities	(43,430)	(236,480)	38,028
Impact of foreign exchange on cash, cash equivalents, and restricted cash	1,895	—	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(119,856)	$(237,520)	$204,473

Cash Provided by Operating Activities

Net cash provided by operating activities was $147.3 million for the year ended December 31, 2023 due to $113.1 million in net income, net non-cash charges of $2.0 million, and net cash inflows from a $36.2 million change in net operating assets and liabilities. The net cash inflows from the change in our net operating assets and liabilities were primarily due to an increase in accounts payable to ticket sellers, which typically occurs upon higher order volume as seen in 2023.

Net cash provided by operating activities was $14.4 million for the year ended December 31, 2022 due to $70.8 million in net income, non-cash charges of $24.4 million, and net cash outflows from a $80.8 million change in net operating assets and liabilities. The net cash outflows from the change in our net operating assets and liabilities were primarily due to decreases of $94.4 million in accrued expenses and other current liabilities and $30.8 million in accounts payable, partially offset by a $42.9 million decrease in prepaid expenses and other current assets. The decreases resulted primarily from sales tax liability settlements, the redemption of customer credits issued during the COVID-19 pandemic and a decrease in amounts payable to ticket sellers as events postponed during the COVID-19 pandemic finally occurred.

Net cash provided by operating activities was $175.8 million for the year ended December 31, 2021 due to $19.1 million in net loss, non-cash charges of $75.3 million and net cash inflows from a $119.7 million change in net operating assets and liabilities. The net cash inflows from the change in our net operating assets and liabilities were primarily due to increases of $128.2 million in accounts payable, $19.2 million in deferred revenue and $14.2 million in accrued expenses and other current liabilities, partially offset by a $44.1 million decrease related to deferred paid-in-kind interest paid on the May 2020 First Lien Loan, a $7.6 million decrease in prepaid expenses and other current assets and a $4.3 million increase in inventory. Excluding the decrease related to deferred paid-in-kind interest, each of these resulted from higher order volume and lower event cancellations in 2021.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $225.6 million, which was primarily related to our acquisitions of Wavedash and Vegas.com and, to a lesser extent, capital spending on development activities related to our platform and our investment in a privately held company.

Net cash used in investing activities for the year ended December 31, 2022 was $15.4 million, which was primarily attributable to capital spending on development activities related to our platform and capital expenditures related to our new corporate headquarters in Chicago, which we moved into in late 2022.

Net cash used in investing activities for the year ended December 31, 2021 was $9.3 million, which was primarily attributable to capital spending on development activities related to our platform.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 was $43.4 million, which was primarily related to share repurchases and tax distributions to non-controlling interests.

Net cash used in financing activities for the year ended December 31, 2022 was $236.5 million, which was primarily related to the repayment of the June 2017 First Lien Loan and share repurchases.

Net cash provided by financing activities for the year ended December 31, 2021 was $38.0 million. This was due to capital contributions of $752.9 million, partially offset by $441.0 million in debt payments and debt extinguishment costs, $236.0 million of preferred equity redemptions, $20.1 million of Merger Transaction costs, and $17.7 million of dividends paid. We identified an immaterial error and revised the deferred interest payment of $44.1 million from an outflow in cash flows from financing activities to an outflow in cash flows from operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets and valuation allowances have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our consolidated financial statements.

Revenue Recognition

Revenue from our Marketplace segment primarily consists of service and delivery fees from ticketing operations, reduced by incentives provided to ticket buyers, as well as service and delivery fees from travel reservations and other marketplace transactions we facilitate. We also recognize revenue for referral fees earned on the purchase of ticket insurance by buyers from third-party insurers.

We recognize revenue from live event tickets when the ticket seller confirms an order with the ticket buyer, at which point control of the ticket is transferred because the seller is then obligated to deliver the tickets to the buyer in accordance with the original marketplace listing. We recognize revenue from hotel reservations and tours at the time of check-in as the buyer does not have control of the item prior to that point. Revenue from Marketplace transactions is recognized on a net basis because we act as an agent for these transactions.

We estimate and reserve for future cancellation charges based on historical trends, with the corresponding charge reducing revenue. This reserve, known as accrued future customer compensation, is classified within Accrued expenses and other current liabilities, with a corresponding asset for expected recoveries from ticket sellers and distribution partners recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Specific judgments and assumptions considered when estimating future cancellation charges include historical cancellation charges as a percentage of sales, the average length of time to realize such charges, and the potential exposure based on the volume of recent sales activity. Estimates for future cancellation charges resulting from event cancellations are determined based on historical event cancellation rates and the volume of sales for events that have not yet occurred.

To the extent that actual cancellation charges are materially different than previously estimated amounts, or changes in recent trends require updates to previously reserved amounts, revenue may be materially impacted. In extreme circumstances, should actual cancellation charges exceed previous estimates by a significant amount, we may experience negative overall revenue.

When an event is cancelled, ticket buyers may receive either a cash refund or credit for future purchases in our marketplace. Credits issued to buyers for cancellations are recorded as accrued customer compensation within Accrued expenses and other current liabilities on the Consolidated Balance Sheets. When a credit is redeemed, revenue is recognized for the newly placed order. Breakage income from customer credits that are not expected to be used, and are not subject to escheatment, is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. We estimate breakage based on historical usage trends for credits issued by us and available data on comparable programs. To the extent that actual usage differs materially from expected usage, that trends in usage rates differ materially from those used to establish our breakage estimate, or that the volume of credits subject to escheatment changes, revenue may be materially impacted. In 2022 and 2023, we increased our estimated breakage rates based on lower credit usage. Our recorded breakage estimates exclude credits subject to escheatment and are further constrained by our limited history of customer credits and exposure to events outside of our control.

We also offer our customers the opportunity to participate in our Vivid Seats Rewards loyalty program, through our Marketplace segment, which allows enrolled buyers to earn and redeem credits on Vivid Seats transactions. We defer revenue associated with these credits, which is recorded as Deferred revenue on the Consolidated Balance Sheets. The deferred amount is based on expected future usage, including the frequency with which buyers reach the threshold for reward credit conversions and the rate of credit redemptions, and is recognized as revenue when the credits are redeemed. To the extent that actual usage differs materially from expected usage, or that recent trends require a change in the estimated usage rate of unexpired credits, revenue will be materially impacted by the change.

Revenue from our Resale business primarily consists of sales of tickets to customers through online secondary ticket marketplaces. We recognize Resale revenue when an order is confirmed. We recognize Resale revenue on a gross basis because we act as a principal in these transactions.

Equity-Based Compensation

We account for restricted stock units ("RSUs"), stock options and profits interest at their grant date fair value. We award RSUs to our employees, directors and certain consultants. We also award stock options to certain employees and consultants. The awards are subject to the recipient’s continued service through the applicable vesting date. The grant date fair value of stock options is estimated using an option pricing model, which requires us to make assumptions and judgments about the variables used in the calculation related to the volatility of our common stock, risk-free interest rate and expected dividends. We estimate the fair value of profits interest using the Black-Scholes model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate. We account for forfeitures of outstanding, but unvested grants, in the period they occur. Expense related to grants of equity-based awards is recognized as equity-based compensation in the Consolidated Statements of Operations.

Warrants

The estimated fair value of warrant liabilities is determined using the Black-Scholes model, which requires us to make assumptions and judgments about the variables used in the calculation related to volatility, expected term, dividend yield and risk-free interest rate. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Consolidated Statements of Operations.

Recoverability of Goodwill, Indefinite-Lived Intangible Assets, Definite-Lived Intangible Assets, and Other Long-Lived Assets

Goodwill and Indefinite-Lived Intangible Assets (Trademarks)

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our goodwill and indefinite-lived trademarks are held in our Marketplace segment, which contains two reporting units.

Goodwill is not subject to amortization and is reviewed for impairment annually, or more frequently if events or changes in circumstances indicate an impairment may have occurred. We assess goodwill for impairment at the reporting unit level. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value, with an impairment charge recognized for the difference.

When reviewing goodwill for impairment, we begin by performing a qualitative assessment, which includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative assessment. Depending upon the results of that assessment, the recorded goodwill may be written down, and impairment expense is recorded in the Consolidated Statements of Operations when the carrying value of the reporting unit exceeds its fair value.

For the year ended December 31, 2023, as part of our annual assessment, a quantitative goodwill assessment was performed, and we determined that the fair value of our reporting units was greater than or equal to their respective carrying values.

Similar to goodwill, our indefinite-lived trademarks are not subject to amortization and are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. For the year ended December 31, 2023, as part of our annual assessment, a quantitative and qualitative assessment was performed resulting in no impairment. The qualitative assessment included the history and longevity of our brands, our reputation, our market share and the importance of our brands in buying decisions.

Each reporting period, we perform an evaluation of the remaining useful life of our indefinite-lived trademarks to determine whether events and circumstances continue to support an indefinite life. We consider the life of our indefinite-lived trademarks to be appropriate for the year ended December 31, 2023.

Long-Lived Assets

We assess our indefinite-lived intangible asset (our trademarks) and other long-lived assets (collectively, our “long-lived assets”) for impairment periodically to determine whether events or business changes in circumstances indicate that the carrying amounts of an asset or asset group may not be recoverable. We classify our long-lived assets as a single asset group, which consists primarily of definite-lived intangible assets, property and equipment, right-of-use assets and personal seat licenses. Our definite-lived intangible assets consist of customer and supplier relationships, acquired developed technology and capitalized development costs.

For the year ended December 31, 2023, management did not identify any events or changes in circumstances which would indicate the carrying amount of an asset or asset group may not be recoverable. As such, there were no long-lived asset impairments for the year ended December 31, 2023.

Tax Valuation Allowance

We recognize deferred tax assets for the expected future benefit from certain net operating losses, tax credits, basis differences from investments in operating partnerships and other similar items. To the extent we believe all or a portion of these assets are not more likely than not to be realized, we record a valuation allowance against the deferred tax asset’s value.

In determining the realizability of our deferred tax assets, we consider all available positive and negative evidence, including historical taxable income or loss amounts, projected future taxable income, anticipated reversals of temporary book/tax differences, tax planning strategies and recent results of operations. This assessment requires us to make judgements that rely heavily on future projections and assumptions that are inherently uncertain. In addition, we must make determinations about the relative weighting of certain positive and negative evidence to arrive at a conclusion regarding the need for a valuation allowance. To the extent actual results of operations, or actual taxable income or loss, differs materially from our assumptions, we would need to modify the valuation allowance with a corresponding adjustment to net income or net loss.

Hoya Intermediate is a limited liability company taxed as a partnership and, accordingly, any taxable income generated by Hoya Intermediate is included in the taxable income of its members, including VSI. As a result of the current tax structure, we have a significant deferred tax asset resulting from an outside basis difference in the investment in Hoya Intermediate. The realizability of this deferred tax asset is dependent upon whether the tax basis is expected to be recovered through ordinary business operations and would therefore not result in a capital loss. In general, the realizability of our deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. We make judgements and rely on future projections of income, which are inherently uncertain, in determining the realizability of the deferred tax assets.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Report for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

JOBS Act Accounting Election

Section 107 of the JOBS Act allows emerging growth companies to take advantage of the extended transition period for complying with new or revised accounting standards. Under Section 107 of the JOBS Act, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use the extended transition period under Section 107 of the JOBS Act.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. The February 2022 First Lien Loan bears a floating interest rate based on market rates plus an applicable spread. We will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate debt, which may adversely impact our financial results. A hypothetical 1% change in interest rates, assuming rates are above our interest rate floor, would have impacted our interest expense by $2.8 million based on amounts outstanding under the February 2022 First Lien Loan during the year ended December 31, 2023.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, while certain of our international subsidiaries' functional currency is their local currency. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Due to fluctuations in exchange rates resulting from the current macroeconomic environment, we may experience negative impacts on the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. dollars, as well as the revaluation adjustments on U.S. dollar denominated intercompany loans. Foreign currency translation adjustment included in the Consolidated Statements of Comprehensive Income (Loss) was $1.2 million during the year ended December 31, 2023. As of December 31, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our foreign currency revaluation gain or loss, which is reflected in the Consolidated Statements of Operations, by $4.2 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Vivid Seats Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivid Seats Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 7, 2024

We have served as the Company's auditor since 2021.

VIVID SEATS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$125,484	$251,542
Restricted cash	6,950	748
Accounts receivable – net	58,481	36,531
Inventory – net	21,018	12,783
Prepaid expenses and other current assets	34,061	29,912
Total current assets	245,994	331,516
Property and equipment – net	10,156	10,431
Right-of-use assets – net	9,826	7,859
Intangible assets – net	241,155	81,976
Goodwill	947,359	715,258
Deferred tax assets	85,564	—
Investments	6,993	—
Other non-current assets	3,052	4,391
Total assets	$1,550,099	$1,151,431
Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$257,514	$161,312
Accrued expenses and other current liabilities	191,642	181,970
Deferred revenue	34,674	31,983
Current maturities of long-term debt	3,933	2,750
Total current liabilities	487,763	378,015
Long-term debt – net	264,632	264,898
Long-term lease liabilities	16,215	14,911
TRA liability	165,699	—
Other liabilities	29,031	13,445
Total long-term liabilities	475,577	293,254
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	481,742	862,860
Shareholders' equity (deficit)
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 141,167,311 and 82,410,774 shares issued and outstanding at December 31, 2023 and 2022, respectively	14	8
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 76,225,000 and 118,200,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	8	12
Additional paid-in capital	1,096,430	663,908
Treasury stock, at cost, 7,291,497 and 4,342,477 shares at December 31, 2023 and 2022, respectively	(52,586)	(32,494)
Accumulated deficit	(939,596)	(1,014,132)
Accumulated other comprehensive income	747	—
Total Shareholders' equity (deficit)	105,017	(382,698)
Total liabilities, Redeemable noncontrolling interests, and Shareholders' equity (deficit)	$1,550,099	$1,151,431

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years Ended December 31,
	2023	2022	2021
Revenues	$712,879	$600,274	$443,038
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	182,184	140,508	90,617
Marketing and selling	274,096	248,375	181,358
General and administrative	159,081	127,619	92,170
Depreciation and amortization	17,178	7,732	2,322
Change in fair value of contingent consideration	(998)	(2,065)	—
Income from operations	81,338	78,105	76,571
Other (income) expense:
Interest expense – net	13,505	12,858	58,179
Loss on extinguishment of debt	—	4,285	35,828
Other (income) expense	(3,109)	(8,227)	1,389
Income (loss) before income taxes	$70,942	$69,189	$(18,825)
Income tax expense (benefit)	(42,199)	(1,590)	304
Net income (loss)	113,141	70,779	(19,129)
Net loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	—	(12,836)
Net income (loss) attributable to redeemable noncontrolling interests	38,605	42,117	(3,010)
Net income (loss) attributable to Class A Common Stockholders	$74,536	$28,662	$(3,283)

Income (loss) per Class A Common Stock(1):
Basic	$0.80	$0.36	$(0.04)
Diluted	$0.26	$0.36	$(0.04)
Weighted average Class A Common Stock outstanding(1):
Basic	92,678,514	80,257,247	77,498,775
Diluted	198,877,441	198,744,381	77,498,775
(1) There were no shares of Class A Common Stock outstanding prior to October 18, 2021. Therefore, income (loss) per share information has been presented for the period from October 18, 2021 to December 31, 2021.

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$113,141	$70,779	$(19,129)
Other comprehensive income:
Foreign currency translation adjustment	1,152	—	—
Unrealized gain on investments	196	—	822
Comprehensive income (loss)	$114,489	$70,779	$(18,307)
Comprehensive loss attributable to Hoya Intermediate, LLC shareholders prior to reverse recapitalization	—	—	(12,836)
Net income (loss) attributable to redeemable noncontrolling interests	38,605	42,117	(3,010)
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	511	—	—
Unrealized gain on investments attributable to redeemable noncontrolling interests	90	—	—
Comprehensive income (loss) attributable to Class A Common Stockholders	$75,283	$28,662	$(2,461)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data)

	Redeemable senior preferred units		Redeemable preferred units		Redeemable noncontrolling	Common units		Class A Common Shares		Class B Common Shares		Additional paid-in	Treasury Stock		Accumulated	Accumulated other comprehensive	Total shareholders'
	Units	Amount	Units	Amount	interests	Units	Amount	Shares	Amount	Shares	Amount	capital	Shares	Amount	deficit	income (loss)	equity (deficit)
Balances at January 1, 2021	100	$218,288	100	$9,939	$—	100	$—	—	$—	—	$—	$755,716	—	$—	$(1,026,675)	$(822)	$(271,781)
Net loss prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,836)	—	(12,836)
Loss reclassified from accumulated other comprehensive loss to earnings prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	822	822
Deemed contribution from former parent prior to reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	3,692	—	—	—	—	3,692
Accretion of senior preferred units prior to reverse recapitalization	—	17,738	—	—	—	—	—	—	—	—	—	(17,738)	—	—	—	—	(17,738)
Reverse recapitalization, net	(100)	(236,026)	(100)	(9,939)	84,874	(100)	—	76,948,433	8	118,200,000	12	637,341	—	—	—	—	637,361
Net loss after reverse recapitalization	—	—	—	—	(3,010)	—	—	—	—	—	—	—	—	—	(3,283)	—	(3,283)
Deemed contribution from former parent after reverse recapitalization	—	—	—	—	438	—	—	—	—	—	—	293	—	—	—	—	293
Equity-based compensation after reverse recapitalization	—	—	—	—	—	—	—	—	—	—	—	1,624	—	—	—	—	1,624
Change in fair value of warrants	—	—	—	—	—	—	—	—	—	—	—	1,269	—	—	—	—	1,269
Issuance of shares related to acquisition	—	—	—	—	—	—	—	2,143,438	—	—	—	21,306	—	—	—	—	21,306
Dividends paid to Class A Common Shareholders	—	—	—	—	—	—	—	—	—	—	—	(17,698)	—	—	—	—	(17,698)
Subsequent remeasurement of Redeemable noncontrolling interests	—	—	—	—	1,203,714	—	—	—	—	—	—	(1,203,714)	—	—	—	—	(1,203,714)
Balances at December 31, 2021	—	$—	—	$—	$1,286,016	—	$—	79,091,871	$8	118,200,000	$12	$182,091	—	$—	$(1,042,794)	$—	$(860,683)
Net income	—	—	—	—	42,117	—	—	—	—	—	—	$—	—	—	28,662	—	28,662
Issuance of shares	—	—	—	—	—	—	—	591,118	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	—	—	—	—	2,687	—	—	—	—	—	—	1,824	—	—	—	—	1,824
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	14,621	—	—	—	—	14,621
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(4,342,477)	(32,494)	—	—	(32,494)
Distributions to non-controlling interests	—	—	—	—	(5,245)	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of contingent consideration	—	—	—	—	—	—	—	—	—	—	—	2,657	—	—	—	—	2,657
Subsequent remeasurement of Redeemable noncontrolling interests	—	—	—	—	(462,715)	—	—	—	—	—	—	462,715	—	—	—	—	462,715
Increase in common shares outstanding following warrant exchange	—	—	—	—	—	—	—	2,727,785	—	—	—	—	—	—	—	—	—
Balances at December 31, 2022	—	$—	—	$—	$862,860	—	$—	82,410,774	$8	118,200,000	$12	$663,908	(4,342,477)	$(32,494)	$(1,014,132)	$—	$(382,698)
Net income	—	—	—	—	38,605	—	—	—	—	—	—	—	—	—	74,536	—	74,536
Issuance of shares	—	—	—	—	—	—	—	1,228,279	0	—	—	—	—	—	—	—	—
Deemed contribution from former parent	—	—	—	—	1,898	—	—	—	—	—	—	1,598	—	—	—	—	1,598
2023 Secondary Offerings of Class A common stock	—	—	—	—	(307,732)	—	—	41,975,000	4	(41,975,000)	(4)	307,732	—	—	—	—	307,732
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	24,546	—	—	—	—	24,546
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	(2,949,020)	(20,092)	—	—	(20,092)
Distributions to non-controlling interests	—	—	—	—	(14,304)	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	601	—	—	—	—	—	—	—	—	—	—	747	747
Establishment of liabilities under TRA, net of tax and other tax impact of 2023 Secondary Offerings (Note 20)	—	—	—	—	—	—	—	—	—	—	—	(95,849)	—	—	—	—	(95,849)
Issuance of shares related to acquisition	—	—	—	—	—	—	—	15,553,258	2			95,495					95,497
Options Contingent Warrants termination	—	—	—	—	1,094	—	—	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of Redeemable noncontrolling interests, net of tax impacts	—	—	—	—	(101,280)	—	—	—	—	—	—	99,000	—	—	—	—	99,000
Balances at December 31, 2023	—	$—	—	$—	$481,742	—	$—	141,167,311	$14	76,225,000	$8	$1,096,430	(7,291,497)	$(52,586)	$(939,596)	$747	$105,017

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$113,141	$70,779	$(19,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,178	7,732	2,322
Amortization of leases	818	2,170	-
Amortization of deferred financing costs and interest rate cap	924	1,052	4,472
Equity-based compensation expense	27,614	19,053	6,047
Change in fair value of warrants	(971)	(8,227)	1,389
Change in fair value of derivative asset	(536)	—	—
Change in fair value of contingent consideration	(998)	(2,065)	—
Loss on extinguishment of debt	—	4,285	35,828
Loss on asset disposals	685	369	—
Deferred taxes	(44,859)	—	—
Non-cash interest income	(261)	—	—
Interest expense paid-in-kind	—	—	25,214
Foreign currency revaluation gain	(2,177)	—	—
TRA liability adjustment	574	—	—
Change in assets and liabilities:
Accounts receivable	(17,129)	(329)	(874)
Inventory	(8,184)	(1,010)	(4,311)
Prepaid expenses and other current assets	(1,176)	42,894	7,623
Accounts payable	53,817	(30,779)	128,160
Accrued expenses and other current liabilities	1,336	(94,415)	14,196
Deferred paid-in-kind interest paid on May 2020 First Lien Loan	—	—	(44,141)
Deferred revenue	827	6,844	19,183
Other non-current assets and liabilities	6,697	(3,978)	(189)
Net cash provided by operating activities	147,320	14,375	175,790
Cash flows from investing activities
Acquisition of business, net of cash acquired	(206,865)	(8)	301
Investments in convertible promissory note and warrant	(6,000)	—	—
Purchases of property and equipment	(895)	(3,558)	(1,132)
Purchases of personal seat licenses	(542)	(165)	(76)
Investments in developed technology	(11,339)	(11,684)	(8,438)
Net cash used in investing activities	(225,641)	(15,415)	(9,345)
Cash flows from financing activities
Proceeds from February 2022 First Lien Loan	—	275,000	—
Payments of February 2022 First Lien Loan	(2,750)	(2,062)	—
Payments of Shoko Chukin Bank Loan	(279)
Distributions to non-controlling interests	(14,304)	(5,245)	—
Repurchases of common stock	(20,092)	(32,494)	—
Cash paid for milestone payments	(6,005)	(1,111)	—
Proceeds from PIPE Financing	—	—	475,172
Proceeds from the Merger Transaction	—	—	277,738
Redemption of Redeemable Senior Preferred Units	—	—	(236,026)
Payments of May 2020 First Lien Loan	—	—	(260,000)
Payments of June 2017 First Lien Loan	—	(465,712)	(153,009)
Prepayment penalty on extinguishment of debt	—	—	(27,974)
Payment of reverse recapitalization costs	—	—	(20,175)
Dividends paid to Class A Common Stock Shareholders	—	—	(17,698)
Payments of deferred financing costs and other debt-related costs	—	(4,856)	—
Net cash (used in) provided by financing activities	(43,430)	(236,480)	38,028
Impact of foreign exchange on cash, cash equivalents, and restricted cash	1,895	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(119,856)	(237,520)	204,473
Cash, cash equivalents, and restricted cash – beginning of period	252,290	489,810	285,337
Cash, cash equivalents, and restricted cash – end of period	$132,434	$252,290	$489,810
Supplemental disclosure of cash flow information:
Paid-in-kind interest added to May 2020 First Lien Loan principal	$—	$—	$28,463
Cash paid for interest	$19,330	$14,794	$72,736
Cash paid for income tax	$4,021	$—	$—
Cash paid for operating lease liabilities	$1,165	$3,113	$—
Equity-based compensation expense related to capitalized development costs	$428	$79	$—
Acquisition non-cash consideration	$95,497	$—	$21,306
Property and equipment acquired through tenant improvement allowance	$—	$6,472	$—
Right-of-use assets obtained in exchange for lease obligations	$—	$3,406	$—
Establishment of liabilities under TRA	$165,202	$—	$—
Establishment of deferred tax assets under the 2023 Secondary Offerings and other equity transactions	$67,073	$—	$—

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

1. Background, Description of Business and Basis of Presentation

Vivid Seats Inc. ("VSI") and its subsidiaries including Hoya Intermediate, LLC ("Hoya Intermediate"), Hoya Midco, LLC, and Vivid Seats LLC (collectively the “Company,” “us,” “we,” and “our”) provide an online ticket marketplace that enables ticket buyers to discover and easily purchase tickets to concert, sporting and theater events in the United States, Canada and Japan. Through our Marketplace segment, we operate an online platform enabling ticket buyers to purchase tickets to live events, while enabling ticket sellers and partners to seamlessly manage their operations. In our Resale segment, we acquire tickets to resell on secondary ticket marketplaces, including our own.

Our consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported totals for assets, liabilities, shareholders' equity (deficit), cash flows or net income (loss).

VSI was incorporated in Delaware on March 29, 2021 as a wholly owned subsidiary of Hoya Intermediate for the purpose of completing the transactions (collectively, the “Merger Transaction”) contemplated by the transaction agreement, dated April 21, 2021 (the “Transaction Agreement”), among Horizon Acquisition Corporation, a publicly traded special purpose acquisition company (“Horizon”), Hoya Topco, LLC (“Hoya Topco”), Hoya Intermediate, VSI, and the other parties thereto.

The Merger Transaction and PIPE Financing

The Merger Transaction, which was consummated on October 18, 2021, was accounted for as a reverse recapitalization, with Hoya Intermediate treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of Hoya Intermediate's financial statements with the net assets of Hoya Intermediate stated at historical cost.

In connection with the Merger Transaction, VSI:

•
Issued 29,431,260 shares of Class A common stock to former shareholders of Horizon, whereby $293.2 million in cash and cash equivalents (after the payment of $18.7 million in transaction costs incurred by Horizon) of Horizon became available to VSI. We subsequently paid an additional $15.5 million in transaction costs incurred by Horizon using such cash and cash equivalents;
•
Issued 118.2 million shares of Class B common stock and warrants to purchase 6.0 million shares of Class B common stock at an exercise price of $0.001 per share, which are only exercisable upon the exercise of a corresponding Hoya Intermediate Warrant (as defined below), to Hoya Topco in exchange for the outstanding units of Hoya Intermediate;
•
Issued to certain investors, including Horizon Sponsor, LLC (“Horizon Sponsor”), 47,517,173 shares of Class A common stock in exchange for $475.2 million in aggregate consideration, pursuant to a private investment in public equity (the “PIPE Financing”);
•
Used the proceeds from the transactions described above to pay (i) $482.4 million towards our outstanding debt, (ii) $236.0 million to facilitate the redemption of preferred units of Hoya Intermediate and (iii) $54.3 million for transaction fees incurred in connection with the Merger Transaction;
•
Issued to Horizon Sponsor (i) warrants to purchase 17.0 million shares of Class A common stock at an exercise price of $10.00 per share (the “$10 Exercise Warrants”), (ii) warrants to purchase 17.0 million shares of Class A common stock at an exercise of $15.00 per share (the “$15 Exercise Warrants” and, together with the $10 Exercise Warrants, the "Exercise Warrants"), (iii) warrants to purchase

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

6,519,791 shares of Class A common stock at an exercise price of $11.50 per share (the “Private Warrants”) and (iv) 50,000 shares of Class A common stock; and
•
Issued to former warrant holders of Horizon (including Horizon Sponsor) warrants to purchase 18,132,776 shares of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”).

In connection with the Merger Transaction, Hoya Intermediate issued to Hoya Topco warrants to purchase 3.0 million common units of Hoya Intermediate (“Intermediate Units”) at an exercise price of $10.00 per unit and warrants to purchase 3.0 million Intermediate Units at an exercise of $15.00 per unit (collectively, the “Hoya Intermediate Warrants”). A portion of the Hoya Intermediate Warrants, consisting of warrants to purchase 1,000,000 Intermediate Units at exercise prices of $10.00 and $15.00 per unit, respectively (the “Option Contingent Warrants”), were issued in tandem with stock options issued by VSI to members of our management team (the “Management Options”). The Option Contingent Warrants only become exercisable by Hoya Topco if a Management Option is forfeited or expires unexercised.

Immediately following the Merger Transaction, the legacy unitholders of Hoya Intermediate owned a controlling interest in VSI through their ownership of Class B common stock.

The numbers of outstanding warrants, units and shares have changed subsequent to the transactions described above. For additional details regarding the issuance of warrants in connection with the Merger Transaction, as well as amounts outstanding on December 31, 2023, see Note 15, Financial Instruments.

2. Summary of Significant Accounting Policies

Use of Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include: the accrual for future customer compensation and the related recovery of our future customer compensation asset; breakage rates related to customer credits; usage assumptions for our Vivid Seats Rewards loyalty program; inventory valuation; valuation of equity-based compensation; valuation of certain financial instruments; valuation of acquired intangible assets and goodwill; valuation of earnouts issued in connection with our acquisitions of Betcha Sports, Inc. (“Betcha”, which we rebranded as “Vivid Picks”); useful life of definite-lived intangible assets and other long-lived assets; recoverability of goodwill, indefinite-lived intangible assets, definite-lived intangible assets and long-lived assets; income taxes and valuation allowances.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with original maturities of three months or less. Our cash and cash equivalents consist primarily of domestic and foreign bank accounts, interest-bearing deposit accounts and money market accounts managed by third-party financial institutions. Cash and cash equivalents are valued by us based on quoted prices in an active market, which represent a Level 1 measurement within the fair value hierarchy.

Cash and cash equivalents held in bank accounts may exceed the Federal Deposit Insurance Corporation insurance limits. To reduce credit risk, we monitor the credit standing of the financial institutions that hold our cash and cash equivalents. However, balances could be impacted in the future if the underlying financial institutions fail. As of December 31, 2023 and 2022, we have not experienced any loss or lack of access to our cash and cash equivalents.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Restricted Cash

Restricted cash includes cash and cash equivalents that are restricted through legal contracts or regulations, including funds reserved for Vivid Picks users, and letters of credit required by certain vendors.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of foreign operations are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of Accumulated other comprehensive income (loss) in Shareholders’ equity (deficit). Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in Other (income) expense in the period in which they occur.

Business Combinations

We account for business combinations using the acquisition method. Under this method, the purchase price of an acquisition is allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our consolidated financial statements. As a result, we may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer and buyer relationships, trade names, acquired developed technology and discount rates.

Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which they are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

Accounts Receivable and Credit Policies

Accounts receivable consist primarily of uncollateralized payment processor obligations due under normal trade terms typically requiring payment within three business days, amounts due from marketplace sellers and distribution partners for canceled events and commissions due from insurance purchased by ticket buyers. Credit risk with respect to accounts receivable from payment processing entities is limited due to the consolidation of those receivables with large financial institutions and the frequency with which the receivables turn over. Accounts receivable balances are stated net of allowance for credit losses and bad debt expense is presented as a reduction of Revenues in the Consolidated Statements of Operations.

Inventory

Inventory consists primarily of tickets to live events purchased by our Resale segment. All inventory is valued at the lower of cost or net realizable value, determined by the specific identification method. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand. During the years ended December 31, 2023, 2022 and 2021, we incurred inventory write-downs of $4.7 million, $5.0 million, and $2.1 million, respectively, which are presented in Cost of revenues in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost, net of depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Asset Class	Estimated Useful Life
Computer Equipment	5 years
Purchased Software	3 years
Furniture and Fixtures	7 years

Leasehold improvements are amortized over the shorter of the term of the lease or the improvements’ estimated useful lives.

Leases

We determine if an arrangement is or contains a lease at inception and classify each lease as operating or financing. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and rent expense for these short-term leases is recognized in General and administrative expenses in the Consolidated Statements of Operations on a straight-line basis over the lease term. We have applied the practical expedient which allows us to not separate lease and non-lease components for all leases.

Recoverability of Long-Lived Assets

We review our long-lived assets (property and equipment – net and personal seat licenses – net) for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The fair value of our long-lived assets is determined using both the market and income approaches, utilizing Level 3 inputs. If circumstances require a long-lived asset or asset group to be held and used be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount exceeds its fair value. No impairment triggering events to our long-lived assets were identified during the years ended December 31, 2023, 2022 and 2021.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Intangible assets other than goodwill primarily consists of customer and supplier relationships, acquired developed technology, capitalized development costs, and trademarks.

We evaluate goodwill and our indefinite-lived intangible assets for impairment annually on October 31 or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We have the option to assess goodwill and our indefinite-lived intangible assets for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or the indefinite-lived intangible assets is less than its carrying value. If it is determined that the reporting unit’s or the indefinite-lived intangible assets' fair value is more-likely-than-not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s or the indefinite-lived intangible assets' fair value. If the fair value of the reporting unit or the indefinite-lived intangible assets is in excess of its carrying value, the related goodwill or the indefinite-lived intangible assets are not impaired. If the fair value of the reporting unit is less than the carrying value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

goodwill. If the fair value of the indefinite-lived intangible assets is less than the carrying value, we recognize an impairment equal to the difference. No impairment triggering events to our goodwill and indefinite-lived intangible assets were identified during the years ended December 31, 2023, 2022 and 2021.

We review our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If circumstances require a definite-lived intangible asset or its asset group to be held and used be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset or asset group to its carrying amount. If the carrying amount of the definite-lived intangible asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The fair value of our definite-lived intangible assets or asset group is determined using both the market and income approaches, utilizing Level 3 inputs. No impairment triggering events to our definite-lived intangible assets were identified during the years ended December 31, 2023, 2022 and 2021.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated period of benefit, over the following estimated useful lives:

Asset Class	Estimated Useful Life
Supplier relationships	4-5 years
Customer relationships	2-5 years
Acquired developed technology	3-5 years
Capitalized development costs	3 years

Capitalized Development Costs and Cloud Computing Arrangements Implementation Costs

We incur costs related to internal-use software and website development. Costs incurred in both the preliminary project and post-implementation stages of development are expensed as incurred. Qualifying development costs, including those incurred for upgrades and enhancements that result in additional functionality to existing software, are capitalized. Capitalized development costs are classified as Intangible assets – net on the Consolidated Balance Sheets and amortized using the straight-line method over the three-year useful life of the applicable software. The amortization is presented in Depreciation and amortization expense in the Consolidated Statements of Operations.

We capitalize qualifying implementation costs incurred under cloud computing arrangements (“CCAs”). Costs incurred during the application development stage related to the implementation of CCAs are capitalized and included in Prepaid expenses and other current assets or Other non-current assets in the Consolidated Balance Sheets based on the terms of the associated CCA. Amortization of capitalized implementation costs is recognized on a straight-line basis over the terms of the associated CCA when it is ready for its intended use and is included in General and administrative expense in the Consolidated Statements of Operations. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. During the years ended December 31, 2023, 2022 and 2021, capitalized implementation costs were less than $0.1 million.

Accrued Customer Credits

We may issue credits to customers for cancelled events or travel services that can be applied to future purchases on our marketplace. The amount recognized in Accrued expenses and other current liabilities in the Consolidated Balance Sheets represents the balance of credits issued to these customers. Breakage income from customer credits that are not expected to be used, and are not subject to escheatment, is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. We estimate breakage based on historical usage trends for credits issued by us and available data on comparable programs. These estimates could be impacted by changes in credit usage rates, or in the determination of which credits are subject to escheatment, the effects of which could be material to our consolidated financial statements. When customer credits are used to make a purchase, revenue is recognized for the new transaction.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Accrued Future Customer Compensation

Provisions for accrued future customer compensation are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and represent compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. The expected recoveries of these obligations are included in Prepaid expenses and other current assets. These provisions, which are based on historic experience, revenue volumes for future events, and management's estimate of the likelihood of future event cancellations, are recognized as a component of Revenue. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material to our consolidated financial statements.

Income Taxes

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

Following the Merger Transaction, our legal parent entity is VSI. We are subject to income taxes at the U.S. federal, state, and local levels for income tax purposes, including with respect to our allocable share of any taxable income of Hoya Intermediate. Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is “more-likely-than not” that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of our future taxable income.

We recognize interest and penalties related to underpayment of income taxes in Income tax expense on the Consolidated Statements of Operations. To date, the interest or penalties incurred related to income taxes have not been material.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the "TRA") with the existing Hoya Intermediate shareholders that provides for our payment to such shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

Debt

Term debt is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Deferred borrowing costs and discounts are amortized to interest expense over the terms of the respective borrowings using the effective interest method. Upon the repayment of our term debt, we reflected prepayment penalties and the write-off of any unamortized borrowing costs and discounts as loss on extinguishment of debt on the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of our financial instruments is disclosed based on the fair value hierarchy using the following three categories:

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

Our assets and liabilities measured at fair value on a recurring basis are presented in Note 11, Investments, Note 13, Debt, and Note 15, Financial Instruments. Our non-financial assets, such as goodwill, intangible assets and long-lived assets, which are measured at fair value on a nonrecurring basis, utilizing Level 3 inputs, are presented in Note 9, Goodwill and Intangible Assets. Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments. We did not have any transfers of financial instruments between valuation levels during the years ended December 31, 2023 and 2022.

Warrants

In connection with the Merger Transaction, we issued several types of warrants. We separately evaluate the terms for each of these outstanding warrants in accordance with Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity, to determine the appropriate classification and accounting treatment. The Public Warrants, the Private Warrants and the Exercise Warrants meet the criteria to be classified as equity instruments. Because the Hoya Intermediate Warrants are exercisable for Intermediate Units, which allow for a potential cash redemption at the discretion of the unitholder, they are classified as a liability in Other liabilities on the Consolidated Balance Sheets. The warrant liability is subject to a fair value remeasurement each period with an offsetting adjustment reflected in Other expenses on the Consolidated Statements of Operations.

Redeemable Noncontrolling Interests

VSI holds a 63.7% interest in Hoya Intermediate, with the remainder held by Hoya Topco. Hoya Topco’s interest in Hoya Intermediate represents a redeemable noncontrolling interest. At its discretion, Hoya Topco has the right to exchange its Intermediate Units for shares of Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption. See Note 16, Redeemable Noncontrolling Interests, for additional detail on Hoya Topco's right to exchange its Intermediate Units.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within our control, we classify them as temporary equity. Our redeemable noncontrolling interests were initially measured at Hoya Topco’s share in the net assets of Hoya Intermediate upon consummation of the Merger Transaction. Subsequent remeasurements of our redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces retained earnings, if any, or additional paid-in capital on the Consolidated Balance Sheets. Remeasurements of our redeemable noncontrolling interests are based on the fair value of the Class A common stock.

Offering Costs

We incurred incremental costs associated with the Merger Transaction and the PIPE Financing related for legal, accounting and other third-party fees. In accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, Expenses of Offering, we deferred certain incremental costs directly associated with the Merger Transaction and the PIPE Financing. These deferred costs were capitalized by us and subsequently charged against the gross proceeds of the

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Merger Transaction and the PIPE Financing as a reduction to additional paid-in capital on the Consolidated Balance Sheets. Our total transaction costs during the year ended December 31, 2021 were $32.7 million, of which $20.2 million was charged against the gross proceeds of the Merger Transaction and the PIPE Financing.

Equity-Based Compensation

We account for restricted stock units ("RSUs"), stock options, and profits interest at their grant date fair value. We award RSUs to our employees, directors and certain consultants. We award stock options to certain of our employees and consultants. We account for forfeitures of outstanding, but unvested grants in the period they occur. The awards are subject to the recipient’s continued service through the applicable vesting date. The grant-date fair value of stock options is estimated using an option pricing model, which requires us to make assumptions and judgments about the variables used in the calculation, related to the volatility of the common stock, risk-free interest rate, and expected dividends. Expense related to grants of equity-based awards is recognized as equity-based compensation in the Consolidated Statements of Operations.

Prior to the Merger Transaction, certain members of management received profit interests in Hoya Topco and phantom units in a cash bonus pool funded by Hoya Topco. Under ASC 718, Compensation–Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity, the grants of profits interest meet the criteria to be recognized as equity-classified awards, whereas the grants of phantom units meet the criteria to be recognized as liability-classified awards.

For the profit interests and phantom units, we used a market-based approach to determine the total equity value of Hoya Topco and allocated the resulting value between share classes using the Black-Scholes model to determine the grant date fair value of employee grants. The exercise prices used are based on various scenarios considering the waterfall payout structure of the units that exists at the Hoya Topco level.

For phantom units with service and performance conditions, we recognize a liability for the fair value of the outstanding units only when we conclude it is probable that the performance condition will be achieved. As of December 31, 2023 and 2022, it is not probable the performance condition will be achieved.

Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (our “CODM”) in making decisions regarding resource allocation and performance assessment. Our CODM is our Chief Executive Officer. We have determined that we have two operating and reportable segments: Marketplace and Resale.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. We report revenue on a gross or net basis based on management’s assessment of whether we are acting as a principal or agent in the transaction. Revenue is reported net of sales taxes. The timing of revenue recognition, and the determination of whether we are acting as a principal or an agent in a transaction, is based on the evaluation of control over the asset being transferred.

Marketplace

We act as an intermediary between buyers, sellers and partners in our online marketplaces. Revenue primarily consists of service and delivery fees and is reduced by incentives provided to buyers.

Our performance obligation for marketplace transactions is facilitating the transaction between buyers, sellers and partners. For live event tickets, our performance obligation is satisfied at the time the order is confirmed, as control of the ticket, and the related rights of ownership, transfer to the buyer at that time. For hotels and tours, our performance obligation is satisfied at the time of check-in, as the buyer is unable to control the asset until that point. In all of these transactions, we act as an agent as we do not control the asset prior to facilitating the transfer to the buyer.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Payment from the ticket buyer is generally due at the time of sale. Our sales terms generally provide that we will compensate the ticket buyer for the total amount of the purchase if an event is cancelled, the ticket is invalid or the ticket is delivered after the promised time. In certain circumstances for travel reservations, we may allow buyers to initiate returns or cancel. We have determined this is considered a stand-ready obligation to provide a return that is not a separate performance obligation, but is an element of variable consideration, which results in a reduction to revenue. The revenue reversal is reflected within Accrued expenses and other current liabilities in the Consolidated Balance Sheets when the buyer has yet to be compensated. We estimate the customer compensation liability, and corresponding charge against revenue, using the expected value method, which best predicts customer compensation for future cancellations. To the extent we estimate that a portion of the refund is recoverable from ticket sellers or partners, we record the recovery as revenue to align with the net presentation of the original transaction. In extreme circumstances, such as the COVID-related shutdowns during 2020, the timing of event cancellations versus new sales transactions can result in customer compensation costs exceeding current period sales resulting in negative Marketplace revenue for that period.

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

We also earn referral commissions on purchases of third-party insurance services by ticket buyers at the time of sale of the associated ticket on the Marketplace platform. Referral commissions are recognized as revenue when the ticket buyer makes a purchase from the third-party insurance provider during customer checkout. Payment from the third-party provider is due to us within 30 days from being invoiced. This revenue is included within all categories of Marketplace disaggregated revenue described in Note 4, Revenue Recognition.

In addition, we earn revenue from online display advertising, which revenue is recognized when an advertisement is displayed as that is when we have fulfilled our obligation.

The revenue we earn from our Vivid Picks daily fantasy sports offering is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives.

Resale

We sell tickets we own on secondary ticket marketplaces. The Resale business has one performance obligation, which is to transfer control of a live event ticket to a ticket buyer once an order has been confirmed.

We act as a principal in these transactions as we own the ticket and therefore control the ticket prior to transferring it to the customer. Revenue is recorded on a gross basis based on the value of the ticket and is recognized when an order is confirmed in the secondary ticket marketplace. Payment from the marketplace is typically due upon delivery of the ticket or after the event has passed.

Secondary ticket marketplace terms and conditions require sellers to repay amounts received for events that are cancelled or tickets that are invalid or delivered after the promised time. We have determined that this is considered a stand-ready obligation to provide a return that is not a separate performance obligation, but is an element of variable consideration, which results in a reduction to revenue. We recognize a liability for known and estimated cancellation charges within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. We estimate the future customer compensation liability, and corresponding charge against revenue, using the expected value method. To the extent we estimate that a portion of the charge is recoverable from the event host, we record the estimated recovery asset to Prepaid expenses and other current assets.

When our Resale business sells a ticket on our own marketplace, the service fee is recorded in Marketplace revenues and the sales price of the ticket is recorded in Resale revenues.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Deferred Revenue

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. The majority of unsatisfied performance obligations are related to our Vivid Seats Rewards loyalty program, which allows enrolled Vivid Seats ticket buyers to earn stamps for each ticket purchased. These buyers can convert those stamps into credits upon reaching certain thresholds and then redeem those credits on future transactions. The credits earned in the program represent a material right to the ticket buyer and constitute an additional performance obligation for us. As such, we defer revenue based on expected future usage and recognize the deferred revenue as credits are redeemed.

Deferred revenue also consists of service fees on hotel and tour transactions where check-in has not yet occurred. In addition, revenue from sales of contingent events, such as postseason sporting events, is initially recorded as deferred revenue in the Consolidated Balance Sheets and is recognized when the contingency is resolved.

Sales Tax

Sales taxes are imposed by state, county, and city governmental authorities. We collect sales tax from ticket buyers on our marketplace where required and remit to the appropriate governmental agency. We also collect and remit sales tax on certain resale sales. Collected sales taxes are recorded as a liability until remitted. There is no impact on the Consolidated Statements of Operations as revenue is recorded net of sales taxes.

Advertising Costs

We utilize various forms of advertising, including paid search, brand partnerships, e-mail marketing and other forms of media. Advertising costs, which are expensed as incurred, were $273.5 million, $247.3 million and $180.7 million for the years ended December 31, 2023, 2022, and 2021 respectively. Advertising costs are presented as part of Marketing and selling expense in the Consolidated Statements of Operations.

Shipping and Handling

Shipping and handling charges to customers are included in Revenues in the Consolidated Statements of Operations. Shipping and handling costs incurred by us are treated as fulfillment activities, and as such are included in Cost of revenues in the Consolidated Statements of Operations. These costs are accrued upon recognition of revenue.

Recent Accounting Pronouncements

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are provided the option to comply with new or revised accounting guidance within the same time periods as those applicable to either public or non-public companies, including early adoption when permissible. The following provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Issued Accounting Standards Adopted

Financial Instruments-Credit Losses

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as modified in January 2021. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

Acquired Contract Assets and Contract Liabilities

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the previous guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. We elected to adopt ASU 2021-08 in the fourth quarter of 2023, with no material impact on our consolidated financial statements.

Issued Accounting Standards Not Yet Adopted

Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the provisions of the amendments and the impact on our future consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2025 for non-public companies. We are currently evaluating the impact of the new standard, which is expected to result in enhanced disclosures, on our consolidated financial statements.

3. Business Acquisitions

During the fiscal year 2023, we acquired VDC Holdco, LLC, the parent company of Vegas.com, LLC (together, “Vegas.com”), and WD Holdings Co., Ltd., the parent company of Wavedash Co., Ltd. (together, “Wavedash”). These transactions have been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Vegas.com

On November 3, 2023 (the "Vegas.com Acquisition Date"), we acquired 100% of the outstanding shares of Vegas.com, an online ticket marketplace headquartered in Las Vegas, Nevada (the “Vegas.com Acquisition”). The purchase price was $248.3 million, comprising $152.8 million in cash and approximately 15.6 million shares of Class A common stock. We financed the cash portion of the Vegas.com Acquisition at closing with cash on hand, as well as cash balances acquired.

The goodwill acquired in the Vegas.com Acquisition is not expected to be deductible for income tax purposes. The goodwill, which is included in our Marketplace segment, is primarily attributable to revenue opportunities with the Vegas.com services offerings and the assembled workforce.

The purchase consideration allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets and acquired income tax assets and liabilities. Acquired assets and liability amounts are also still being finalized. We expect to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the Vegas.com Acquisition Date.

Acquisition costs directly related to the Vegas.com Acquisition were $1.9 million for the year ended December 31, 2023 and are included in General and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Vegas.com Acquisition Date (in thousands):

Cash	$1,868
Accounts receivable	2,469
Prepaid expenses and other current assets	2,711
Property and equipment	264
Intangible assets	130,549
Goodwill	184,740
Right-of-use assets – net	779
Other non-current assets	449
Accounts payable	(34,589)
Accrued expenses and other current liabilities	(11,291)
Deferred revenue	(1,864)
Long-term lease liabilities	(69)
Deferred tax liability	(27,721)
Net assets acquired	$248,295

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the Vegas.com Acquisition Date:

	Cost	Estimated Useful Life
Tradename	$43,669	Indefinite
Supplier relationships	37,160	4 years
Customer relationships	27,590	3 years
Acquired developed technology	22,130	4 years
Total acquired intangible assets	$130,549

Since the date of acquisition, Vegas.com has contributed revenue and income before income taxes of $15.7 million and $1.0 million, respectively.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Unaudited Pro forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of our operations for the years ended December 31, 2023 and 2022, assuming the Vegas.com Acquisition had occurred on January 1, 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$797,879	$688,629
Income before income taxes	79,007	74,026

The unaudited pro forma financial information presented above is for informational purposes only and is not necessarily indicative of the actual results of operations that might have occurred had the Vegas.com Acquisition occurred on January 1, 2022, nor are they necessarily indicative of future results. The unaudited pro-forma information for all periods presented above reflects the following adjustments, where applicable, assuming the acquisition of Vegas.com had occurred on January 1, 2022: (i) incremental amortization expense related to the long-lived intangible assets acquired in the Vegas.com Acquisition; (ii) reclassification of transaction costs incurred in connection to the Vegas.com Acquisition to the earliest year presented; (iii) alignment of Vegas.com’s revenue recognition with our policies; and (iv) elimination of interest expense incurred by Vegas.com prior to the Vegas.com Acquisition.

Wavedash

On September 8, 2023 (the "Wavedash Acquisition Date"), we acquired 100% of the outstanding shares of Wavedash, an online ticket marketplace headquartered in Tokyo, Japan (the “Wavedash Acquisition”). The purchase price was JPY 10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on the Wavedash Acquisition Date, before considering the net effect of cash acquired equal to the amount in the table below. We financed the Wavedash Acquisition at closing with cash on hand.

The goodwill recognized in the Wavedash Acquisition is not expected to be deductible for income tax purposes. The goodwill, which is included in our Marketplace segment, is primarily attributable to revenue opportunities associated with Wavedash’s service offerings and assembled workforce.

The fair values of the assets acquired and liabilities assumed are preliminary and subject to change because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets and acquired income tax assets and liabilities. Acquired assets and liability amounts are also still being finalized. We expect to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the Wavedash Acquisition Date. In connection with the Wavedash Acquisition, we also assumed long-term debt which matures in the second quarter of 2026, subject to a fixed interest rate. See Note 13, Debt, for more information.

Acquisition costs directly related to the Wavedash Acquisition were $2.7 million for the year ended December 31, 2023, and are included in General and administrative expenses in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Wavedash Acquisition Date (in thousands):

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

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the Wavedash Acquisition Date:

	Cost	Estimated Useful Life
Tradename	$2,173	Indefinite
Supplier relationships	19,963	5 years
Customer relationships	5,500	4 years
Acquired developed technology	4,210	3 years
Total acquired intangible assets	$31,846

Pro forma financial information for the Wavedash Acquisition was not considered material to our consolidated financial statements and has not been presented.

Vivid Picks

On December 13, 2021 (the “Vivid Picks Acquisition Date"), we acquired 100% ownership of Betcha (the "Vivid Picks Acquisition"). In August 2022, we rebranded Betcha as Vivid Picks. Vivid Picks is a real money daily fantasy sports app with social and gamification features that enhance fans' connection with their favorite live sports. The Vivid Picks Acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. Acquisition costs directly related to the Vivid Picks Acquisition for the year ended December 31, 2022 were not material and are included in General and administrative expenses in the Consolidated Statements of Operations.

The Vivid Picks Acquisition Date fair value of the consideration consisted of $0.8 million in cash and 2.1 million shares of Class A common stock.

The total consideration included cash earnouts of $3.4 million as of the Vivid Picks Acquisition Date representing the estimated fair value that we would be obligated to pay if Vivid Picks met certain earnings objectives. The cash earnouts are measured at fair value using a Monte Carlo simulation model. The change in fair value of cash earnouts is presented in Change in fair value of contingent consideration on the Consolidated Statements of Operations. As of December 31, 2023 the estimated fair value of cash earnouts was zero. For the years ended December 31, 2023 and 2022, the estimated fair value of cash earnouts decreased by $1.0 million and $2.1 million, respectively. For the years ended December 31, 2023 and 2022, we made no payments related to cash earnouts.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

In addition, the consideration included future milestone payments of $9.5 million as of the Vivid Picks Acquisition Date representing the estimated fair value that we would be obligated to pay upon the achievement of certain integration objectives. For the year ended December 31, 2023, we paid milestone payments of $6.0 million in cash. For the year ended December 31, 2022, we paid milestone payments which consisted of 0.3 million shares of Class A common stock and $1.1 million in cash. As of December 31, 2023, the integration objectives were fully met, and we do not have future liabilities related to milestone payments.

As part of the Vivid Picks Acquisition, we agreed to pay cash bonuses to certain Vivid Picks employees over three years following the anniversary of the employee start date. The payouts are subject to continued service, and therefore treated as compensation and expensed.

Pro forma financial information has not been presented as the Vivid Picks Acquisition was not considered material to our consolidated financial statements.

The consideration was allocated to the assets acquired and liabilities assumed based on their fair value as of the Vivid Picks Acquisition Date. The excess of the purchase price over the net assets acquired was recorded as goodwill in the Marketplace segment. The goodwill recorded is not deductible for tax purposes as the Vivid Picks Acquisition was primarily a stock acquisition and is attributable to the assembled workforce as well as the anticipated synergies from the integration of Vivid Picks' technology with our technology.

During the year ended December 31, 2022, we recognized adjustments related to the estimated fair values of the assets acquired and liabilities assumed at the Vivid Picks Acquisition Date. The adjustments primarily consisted of $0.9 million in definite-lived intangible assets and $2.9 million in goodwill. See Note 9, Goodwill and Intangible Assets, for the acquisition adjustment. We have finalized acquisition accounting for the Vivid Picks Acquisition in the fourth quarter of 2022.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Vivid Picks Acquisition Date (in thousands):

Cash	$48
Restricted cash	245
Accounts receivable	78
Prepaid expenses and other current assets	60
Intangible assets	4,430
Goodwill	31,931
Accounts payable	(1,180)
Accrued expenses and other current liabilities	(677)
Net assets acquired	$34,935

The following table summarizes the purchase consideration as of the Vivid Picks Acquisition Date (in thousands):

Fair value of common stock	$21,306
Cash consideration	759
Fair value of milestone payments	9,470
Fair value of earnouts	3,400
Total purchase consideration	$34,935

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the Vivid Picks Acquisition Date (in thousands):

	Cost	Estimated Useful Life
Customer relationships	$1,530	2 years
Acquired developed technology	2,900	5 years
Total acquired intangible assets	$4,430

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

4. Revenue Recognition

During the years ended December 31, 2023, 2022 and 2021, Marketplace revenues consisted of the following (in thousands):

	2023	2022	2021
Marketplace revenues:
Owned Properties	$462,263	$400,413	$308,226
Private Label	135,125	110,681	81,442
Total Marketplace revenues	$597,388	$511,094	$389,668

During the years ended December 31, 2023, 2022 and 2021, Marketplace revenues consisted of the following event categories (in thousands):

	2023	2022	2021
Marketplace revenues:
Concerts	$308,507	$251,423	$171,149
Sports	199,837	196,467	175,471
Theater	83,273	61,483	41,745
Other	5,771	1,721	1,303
Total Marketplace revenues	$597,388	$511,094	$389,668

Within the Resale segment, we sell tickets we hold in inventory on resale ticket marketplaces. Resale revenues were $115.5 million, $89.2 million, and $53.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, Deferred revenue in the Consolidated Balance Sheets was $34.7 million, which primarily relates to our Vivid Seats Rewards loyalty program. Stamps earned under the loyalty program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue in the next seven years.

At December 31, 2022, $32.0 million was recorded as Deferred revenue, of which $17.6 million was recognized as revenue during the year ended December 31, 2023. At December 31, 2021, $25.1 million was recorded as deferred revenue, of which $16.2 million was recognized as revenue during the year ended December 31, 2022.
5. Segment Reporting

Our reportable segments are Marketplace and Resale. Through the Marketplace segment, we act as an intermediary between ticket buyers and sellers within our online ticket marketplace. Through the Resale segment, we acquire tickets from primary sellers, which we then sell through secondary ticket marketplaces, including our own. Revenues and contribution margin (which is defined as revenues less cost of revenues and marketing and selling expenses) are used by our CODM to assess performance of the business.

We do not report our assets, capital expenditures, general and administrative expenses or related depreciation and amortization expenses by segment, because our CODM does not use this information to evaluate the performance of our operating segments.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table represents our segment information for the year ended December 31, 2023 (in thousands):

	Marketplace	Resale	Consolidated
Revenues	$597,388	$115,491	$712,879
Cost of revenues (exclusive of depreciation and amortization shown separately below)	94,557	87,627	182,184
Marketing and selling	274,096	—	274,096
Contribution margin	$228,735	$27,864	256,599
General and administrative			159,081
Depreciation and amortization			17,178
Change in fair value of contingent consideration			(998)
Income from operations			81,338
Interest expense – net			13,505
Other income			(3,109)
Income before income taxes			$70,942

The following table represents our segment information for the year ended December 31, 2022 (in thousands):

	Marketplace	Resale	Consolidated
Revenues	$511,094	$89,180	$600,274
Cost of revenues (exclusive of depreciation and amortization shown separately below)	73,126	67,382	140,508
Marketing and selling	248,375	—	248,375
Contribution margin	$189,593	$21,798	211,391
General and administrative			127,619
Depreciation and amortization			7,732
Change in fair value of contingent consideration			(2,065)
Income from operations			78,105
Interest expense – net			12,858
Loss on extinguishment of debt			4,285
Other expenses			(8,227)
Income before income taxes			$69,189

The following table represents our segment information for the year ended December 31, 2021 (in thousands):

	Marketplace	Resale	Consolidated
Revenues	$389,668	$53,370	$443,038
Cost of revenues (exclusive of depreciation and amortization shown separately below)	51,702	38,915	90,617
Marketing and selling	181,358	—	181,358
Contribution margin	$156,608	$14,455	171,063
General and administrative			92,170
Depreciation and amortization			2,322
Loss from operations			76,571
Interest expense – net			58,179
Loss on extinguishment of debt			35,828
Other expenses			1,389
Loss before income taxes			$(18,825)

Substantially all of our sales occur and assets reside in the United States.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

6. Accounts Receivable – Net

The following table summarizes our accounts receivable balance, net of allowance for doubtful accounts at December 31, 2023 and 2022 (in thousands):

	2023	2022
Uncollateralized payment processor obligations	$32,810	$18,910
Due from marketplace ticket sellers for cancellation charges	5,632	1,019
Due from distribution partners for cancellation charges	12,736	11,704
Event insurance and other commissions receivable	11,414	4,298
Allowance for doubtful accounts	(10,074)	(3,630)
Other	5,963	4,230
Total Accounts Receivable	$58,481	$36,531

We recorded an allowance for credit losses of $10.0 million and $3.6 million at December 31, 2023 and 2022, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to buyers. The allowance for credit losses increased during the year as certain ticket sellers on the marketplace platform generated balances in excess of their existing payables, creating a greater risk of credit losses on these receivables.

Write-offs were $0.3 million, $4.9 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Property and Equipment

The following table summarizes our major classes of property and equipment, net of accumulated depreciation at December 31, 2023 and 2022 (in thousands):

	2023	2022
Computer equipment	$2,792	$1,935
Furniture	1,705	1,625
Leasehold Improvements	7,655	7,467
Total property and equipment	12,152	11,027
Less: accumulated depreciation	1,996	596
Total property and equipment – net	$10,156	$10,431

Depreciation expense related to property and equipment was $1.4 million, $0.6 million and $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is presented in Depreciation and amortization expense in the Consolidated Statements of Operations. There were no impairment charges for the years ended December 31, 2023, 2022 and 2021. During the years ended December 31, 2023 and 2022 we incurred a loss of $0.1 million and $0.1 million, respectively, on asset disposals related to property and equipment, which are included in General and administrative expenses in the Consolidated Statements of Operations. There were no losses on asset disposals related to property and equipment during the year ended December 31, 2021.

8. Leases

On January 1, 2022, we adopted ASC 842 using a modified retrospective transition approach that allows for a cumulative-effect adjustment in the period of adoption without revising prior period presentation. Therefore, for reporting periods beginning after December 31, 2021, our consolidated financial statements are prepared in accordance with the current lease standard (ASC 842) and we elected to present our consolidated financial statements for all periods prior to January 1, 2022 under the previous lease standard (ASC 840). We elected the practical expedient package, which permits us to not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and any initial direct costs for any existing leases as of the effective date.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We entered into all of our lease contracts as a lessee. We are not acting as a lessor under any of our leasing arrangements. The vast majority of our lease contracts are real estate leases for office space. All of our leases are classified as operating. None of our leases contain any material residual value guarantees or restrictive covenants.

The following table presents the lease-related assets and liabilities on the Consolidated Balance Sheets at December 31, 2023 and 2022 (in thousands):

	2023	2022
Right-of-use assets – net	$9,826	$7,859

Current lease liabilities in Accrued expenses and other current liabilities	$2,059	$579
Long-term lease liabilities	16,215	14,911
Total operating lease liabilities	$18,274	$15,490

Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to five years. The exercise of renewal options is at our discretion and are included if they are reasonably certain to be exercised.

The following table summarizes the weighted average remaining minimum lease term and the weighted average incremental borrowing rate at December 31, 2023 and 2022:

	2023	2022
Weighted average remaining minimum lease term	8.1 years	9.7 years
Weighted average incremental borrowing rate	7.4%	7.0%

In December 2021, we entered into a lease agreement for our new corporate headquarters in Chicago, Illinois. The lease commenced in the first quarter of 2022 when we obtained control of the premises, and runs through December 31, 2033 with a five-year renewal option. The aggregate lease payments for the initial term are approximately $16.2 million with no rent due until March 2024.

The lease agreement provides for a tenant improvement allowance from the landlord in an amount equal to $6.5 million towards the design and construction on the leased premises. As of December 31, 2022, we incurred leasehold improvement costs of $6.5 million related to the tenant improvement allowance. This amount is recorded in Property and equipment – net in the Consolidated Balance Sheets. On the commencement date, we recognized the ROU asset and corresponding lease liability of $3.4 million in Right-of-use assets — net and Long-term lease liabilities, respectively, in the Consolidated Balance Sheets.

Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded under General and administrative expenses in the Consolidated Statements of Operations. Operating and variable lease expenses for the years ended December 31, 2023, 2022 and 2021 were $2.0 million, $3.6 million and $3.7 million, respectively.

Cash payments for operating lease liabilities, which are presented as a component of cash flows from operating activities within the Consolidated Statements of Cash Flows, were $1.2 million and $3.1 million during the years ended December 31, 2023 and 2022, respectively.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Future lease payments at December 31, 2023 are as follows (in thousands):

Operating Leases
2024	$3,333
2025	3,006
2026	3,024
2027	2,806
2028	2,541
Thereafter	9,906
Total remaining lease payments	24,616
Less: Imputed interest	6,342
Present value of lease liabilities	$18,274

9. Goodwill and Intangible Assets

Goodwill

Our goodwill is included in our Marketplace segment. The following table summarizes the changes in the carrying amount of goodwill at December 31, 2023 and 2022 (in thousands):

Goodwill
Balance at January 1, 2022	$718,204
Acquisition adjustment	(2,946)
Balance at December 31, 2022	715,258
Business acquisitions	230,091
Foreign currency translation	2,010
Balance at December 31, 2023	$947,359

We had recorded $377.1 million of cumulative impairment charges related to our goodwill as of December 31, 2023 and 2022.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Definite-lived intangible assets

The following table summarizes components of our definite-lived intangible assets (in thousands) and weighted average remaining life (in years) at December 31, 2023:

	2023	Weighted Average Remaining Life (in years)
Definite-lived Intangible Assets
Supplier relationships	$57,123	4.1
Customer relationships	34,620	3.0
Acquired developed technology	29,240	3.6
Capitalized development costs	28,912	1.5
Capitalized development costs – Work in progress ("WIP")	4,795
Foreign currency translation	1,315
Total gross book value	$156,005
Less: Accumulated amortization
Supplier relationships	(2,881)
Customer relationships	(3,522)
Acquired developed technology	(2,551)
Capitalized development costs	(16,433)
Foreign currency translation	(97)
Total accumulated amortization	$(25,484)
Indefinite-lived Intangible Assets
Trademarks	110,538
Foreign currency translation	96
Intangible assets – net	$241,155

The following table summarizes components of our definite-lived intangible assets (in thousands) and weighted average remaining life (in years) at December 31, 2022:

	2022	Weighted Average Remaining Life (in years)
Definite-lived Intangible Assets
Customer relationships	$1,530	1.0
Acquired developed technology	2,900	4.0
Capitalized development costs	22,564	1.6
Total gross book value	$26,994
Less: Accumulated amortization
Customer relationships	(765)
Acquired developed technology	(580)
Capitalized development costs	(8,339)
Total accumulated amortization	$(9,684)
Indefinite-lived Intangible Assets
Trademark	64,666
Intangible assets – net	$81,976

We had recorded $78.7 million of cumulative impairment charges related to our trademarks as of December 31, 2023 and 2022.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

During the year ended December 31, 2023, intangible assets increased primarily due to the Vegas.com Acquisition, the Wavedash Acquisition and our investments in capitalized development costs. Amortization expense on our definite-lived intangible assets was $15.7 million, $7.1 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is presented in Depreciation and amortization in the Consolidated Statements of Operations. During the years ended December 31, 2023 and 2022, we incurred a loss of $0.6 million and $0.3 million, respectively, on asset disposals related to definite-lived intangible assets, which is included in General and administrative expenses in the Consolidated Statements of Operations. There were no losses on asset disposals related to definite-lived intangible assets during the year ended December 31, 2021.

The estimated future amortization expense related to the definite-lived intangible assets as of December 31, 2023, except WIP, is as follows (in thousands):

Future amortization expense:
2024	$39,047
2025	35,548
2026	30,922
2027	17,479
2028	2,730
Total	$125,726

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2023 and 2022 consist of the following (in thousands):

	2023	2022
Recovery of future customer compensation	$25,750	$23,311
Prepaid expenses	8,218	6,032
Other current assets	93	569
Total prepaid expenses and other current assets	$34,061	$29,912

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs increased by $2.4 million at December 31, 2023 compared to December 31, 2022 due to an increase in the reserve for future cancellations driven by higher volume of sales for future events. The provision related to these expected recoveries is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

We account for the Note in accordance with ASC 320, Investments - Debt and Equity Securities. The Note is classified as an available-for-sale security and is recorded at fair value with the change in unrealized gains and losses reported as a separate component on the Consolidated Statements of Comprehensive Income until realized. The Note's unrealized gain for the year ended December 31, 2023 was $0.2 million. The Note's amortized cost amounted to $2.7 million at December 31, 2023. We did not recognize any credit losses related to the Note during the year ended December 31, 2023.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We account for the Warrant in accordance with ASC 815, Derivatives and Hedging, pursuant to which we record the derivative instrument on the Consolidated Balance Sheets at fair value with changes in fair value recognized in Other (income) expense on the Consolidated Statements of Operations on a recurring basis. The classification of the derivative instrument, including whether it should be recorded as an asset or a liability, is evaluated at the end of each reporting period.

We measure our investments at fair value on recurring basis, and the balances at December 31, 2023 are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2023
Note	$—	$—	$2,868	$2,868
Warrant	—	—	4,125	4,125
	$—	$—	$6,993	$6,993

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

The following table presents quantitative information about the significant unobservable inputs applied to these Level 3 fair value measurements at December 31, 2023:

Assets	Significant Unobservable Inputs	2023
Note	Expected terms (years)	6.5
	Implied Yield	21.7%
Warrant	Expected terms (years)	6.5
	Estimated volatility	56.0%
	Risk-free rate	3.9%
	Expected dividend yield	0%

The following table provides a reconciliation of the financial instruments measured at fair value using Level 3 significant unobservable inputs for the year ended December 31, 2023 (in thousands):

	Note	Warrant
Balance at July 3, 2023 (inception)	$2,411	$3,589
Accretion of discount	23	—
Interest paid-in-kind	238	—
Total unrealized gains or losses:
Recognized in earnings	—	536
Recognized in Other comprehensive income (loss)	196	—
Balance at December 31, 2023	$2,868	$4,125

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2023 and 2022 consist of the following (in thousands):

	2023	2022
Accrued marketing expense	$39,210	$26,873
Accrued customer credits	64,318	88,167
Accrued future customer compensation	33,010	30,181
Accrued contingencies	—	5,898
Accrued payroll	17,381	10,660
Accrued operating expenses	20,828	13,753
Other current liabilities	16,895	6,438
Total accrued expenses and other current liabilities	$191,642	$181,970

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, or breakage, provided that the credits are not subject to escheatment. We estimate breakage based on historical usage trends and available data on comparable programs, and recognize breakage in proportion to the pattern of redemption for customer credits. Our breakage estimates could be impacted by future activity differing from our estimates, the effects of which could be material.

During the year ended December 31, 2023, $15.1 million of accrued customer credits were redeemed and we recognized $20.6 million of revenue from breakage. During the year ended December 31, 2022, $24.3 million of accrued customer credits were redeemed and we recognized $11.5 million of revenue from breakage. During the year ended December 31, 2021, $55.9 million of accrued customer credits were redeemed and we recognized $3.3 million of revenue from breakage. Breakage amounts are net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions, which are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations, are recognized as a component of Revenues in the Consolidated Statements of Operations. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the years ended December 31, 2023, 2022 and 2021, we recognized a net increase in revenue of $0.1 million, $2.3 million and $5.1 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods. Accrued future customer compensation increased by $2.8 million due to an increase in the estimated rate of future cancellations as of December 31, 2023.

Accrued contingencies decreased as a result of Betcha milestone payments of $6.0 million in cash during the year ended December 31, 2023.

Other current liabilities primarily increased as a result of adding accrued expenses for Vegas.com vendors, an increase in the liability for uncollected local admissions taxes and higher accrued interest.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

13. Debt

Our outstanding debt at December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
February 2022 First Lien Loan	$270,188	$272,938
Shoko Chukin Bank Loan	2,954	—
Total long-term debt, gross	273,142	272,938
Less: unamortized debt issuance costs	(4,577)	(5,290)
Total long-term debt, net of issuance costs	268,565	267,648
Less: current portion	(3,933)	(2,750)
Total long-term debt, net	$264,632	$264,898

June 2017 Term Loans

On June 30, 2017, we entered into a $575.0 million first lien debt facility, comprising a $50.0 million revolving credit facility and a $525.0 million term loan (the “June 2017 First Lien Loan”), and a second lien credit facility, comprising a $185.0 million second lien term loan (the “June 2017 Second Lien Loan”). The June 2017 First Lien Loan was amended to upsize the committed amount by $115.0 million on July 2, 2018. On October 28, 2019, we paid off the June 2017 Second Lien Loan balance. The revolving credit facility component of the first lien debt facility was retired on May 22, 2020. On October 18, 2021, we made an early principal payment related to the June 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the Merger Transaction and the PIPE Financing. On February 3, 2022, we repaid the outstanding balance of $190.7 million from the June 2017 First Lien Loan and refinanced the remaining balance with a new $275.0 million term loan.

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a new $275.0 million term loan (the "February 2022 First Lien Loan"), which has a maturity date of February 3, 2029, and added a new $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027. At December 31, 2023, we had no outstanding borrowings under the Revolving Facility.

The terms of the February 2022 First Lien Loan specify a secured overnight financing rate (“SOFR”)-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus 3.25%. The effective interest rate on the February 2022 First Lien Loan was 9.05% and 7.98% per annum at December 31, 2023 and 2022, respectively.

The February 2022 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace. Therefore, the fair value is estimated on a Level 2 basis. At December 31, 2023 and 2022, the fair value of the February 2022 First Lien Loan approximated the carrying value.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the February 2022 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of December 31, 2023, we were in compliance with all debt covenants related to the February 2022 First Lien Loan.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Due to the refinancing of the June 2017 First Lien Loan with the February 2022 First Lien Loan, we incurred a loss of $4.3 million for the year ended December 31, 2022, which is presented in Loss on extinguishment of debt in the Consolidated Statements of Operations.

Shoko Chukin Bank Loan

In connection with our acquisition of Wavedash, we assumed long-term debt of JPY 458.3 million (approximately $3.1 million), which has a maturity date of June 24, 2026, and is subject to a fixed interest rate of 1.27% per annum. The fair value was estimated using quoted prices that are directly observable in the marketplace. Therefore, the fair value is estimated on a Level 2 basis. At December 31, 2023 the fair value of our Shoko Chukin Bank Loan approximated the carrying value.

Future maturities of our outstanding debt, excluding interest, as of December 31, 2023 were as follows (in thousands):

2024	$3,933
2025	3,933
2026	3,338
2027	2,750
2028	2,750
Thereafter	256,438
Total	$273,142

14. Employee Benefit Plan

We have a defined contribution and profit-sharing 401(k) plan that covers substantially all employees who meet eligibility requirements. Participants may contribute to the plan, through regular payroll deductions, an amount subject to limitations imposed by the Internal Revenue Service (the "IRS"). The plan also provides for discretionary profit-sharing contributions and matching contributions. We contributed approximately $1.6 million, $1.3 million and $0.8 million in matching contributions for the years ended December 31, 2023, 2022 and 2021, respectively. Matching contributions expense is included in General and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2023, 2022 and 2021 there were no discretionary profit-sharing contributions.

15. Financial Instruments

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

Interest Rate Cap

On November 26, 2018, we paid $1.0 million to enter into an interest rate cap with an effective date of September 30, 2020 (the "Interest Rate Cap"). The notional value of the Interest Rate Cap was $516.8 million on September 30, 2021. The Interest Rate Cap matured on September 30, 2021. The Interest Rate Cap had a strike rate of 3.5%. The Interest Rate Cap was purchased to reduce a portion of the exposure to fluctuations in LIBOR interest rates associated with our variable-rate term loan.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The objective in using the Interest Rate Cap was to add stability to interest expense and to manage the exposure to interest rate movements. Interest rate caps involve the borrower paying the hedge provider an initial one-time fee in exchange for the hedge provider paying the borrower the excess of the floating interest rate payment above a strike rate, in the event that the floating interest rate is greater than the strike rate during the period between the effective date and maturity date.

We performed a regression analysis at the inception of the hedging relationship to assess the effectiveness. The design of this analysis addressed the effectiveness of the hedging relationship by considering how the hedge instrument performs against the forecasted transaction or hypothetical interest rate cap over historical months. Historical changes in the fair value of the hedge instrument and the underlying item demonstrated the effectiveness of the hedging relationship. On an ongoing basis, we assess hedge effectiveness prospectively and retrospectively. The hedge continued to be highly effective through its maturity.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss) ("AOCL") and Earnings

Since we designated the Interest Rate Cap as an effective cash flow hedge that qualifies for hedge accounting, net interest payments were recorded in Interest expense – net in the Consolidated Statements of Comprehensive Income (Loss), and unrealized gains or losses resulting from adjusting the financial instruments to fair value are recorded as a component of Other comprehensive loss and subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings. During the year ended December 31, 2021, we reclassified losses of $0.8 million into Interest expense – net from AOCL related to the Interest Rate Cap. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within the Consolidated Statements of Cash Flows.

The following table presents the effects of the Interest Rate Cap hedge accounting on AOCL for the year ended December 31, 2021 (in thousands):

Interest rate cap
Beginning accumulated derivative loss in AOCL	$(822)
Amount of gain (loss) recognized in AOCL	—
Less: Amount of loss reclassified from AOCL to income	(822)
Ending accumulated derivative loss in AOCL	$—

Warrants

We issued the following warrants during the year ended December 31, 2021 in connection with the Merger Transaction:

Public Warrants

We issued to former warrant holders of Horizon Public Warrants to purchase 18,132,776 shares of Class A common stock at an exercise price of $11.50 per share, of which Public Warrants to purchase 5,166,666 shares of Class A common stock were issued to Horizon Sponsor. The Public Warrants are traded on the Nasdaq Stock Market ("Nasdaq") under the symbol “SEATW.”

On May 26, 2022, we announced the commencement of an offer to the holders of outstanding Public Warrants to receive 0.240 shares of Class A common stock in exchange for each properly tendered outstanding Public Warrant (the “Offer”). On July 5, 2022, 11,365,913 Public Warrants were tendered in exchange for 2,727,785 shares of Class A common stock (the “Exchange”). Following the Exchange, 6,766,853 Public Warrants remained outstanding. During the year ended December 31, 2022, 10 Public Warrants were exercised. The exercise of the Public Warrants are accounted for as a transaction within Additional paid-in capital in the Consolidated Balance Sheets. As of December 31, 2023, there were 6,766,853 outstanding Public Warrants.

We may, in our sole discretion, reduce the exercise price of the Public Warrants to induce early exercise, provided that we provide at least five days' advance notice. The exercise price and number of shares of Class A common stock

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

issuable upon exercise of the Public Warrants may also be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. In no event are we required to net cash settle the Public Warrants.

The Public Warrants became exercisable 30 days following the Merger Transaction and expire at the earliest of five years following the Merger Transaction, our liquidation or the date of our optional redemption thereof provided that the value of the Class A common stock exceeds $18.00 per share. There is an effective registration statement and prospectus relating to the shares of Class A common stock issuable upon exercise of the Public Warrants.

Under certain circumstances, we may elect to redeem the Public Warrants at a redemption price of $0.01 per Public Warrant at any time during the term of the Public Warrants in which the trading price of the Class A common stock has been at least $18.00 per share for 20 trading days within a 30 trading-day period. If we elect to redeem the Public Warrants, we must notify the Public Warrant holders in advance, who would then have at least 30 days from the date of such notification to exercise their respective Public Warrants. Any Public Warrants not exercised within that 30-day period will be redeemed pursuant to this provision.

As part of the Merger Transaction, we modified the terms of the Public Warrants. The modification resulted in a transfer of incremental value of $1.3 million to the holders of the Public Warrants, which we recorded as Other expenses in the Consolidated Statements of Operations during the year ended December 31, 2021.

Private Warrants

We issued to Horizon Sponsor Private Warrants to purchase 6,519,791 shares of Class A common stock at an exercise price of $11.50 per share. The Private Warrants have similar terms to the Public Warrants, except that they are not redeemable by us. As of December 31, 2023, there were 6,519,791 outstanding Private Warrants.

As part of the Merger Transaction, we modified the terms of the Private Warrants. The modification did not result in a transfer of incremental value to the holders of the Private Warrants.

Exercise Warrants

We issued to Horizon Sponsor (i) $10 Exercise Warrants to purchase 17.0 million shares of Class A common stock at an exercise price of $10.00 per share and (ii) $15 Exercise Warrants to purchase 17.0 million shares of Class A common stock at an exercise of $15.00 per share. The Exercise Warrants have similar terms to the Public Warrants, except that they have different exercise prices, an initial term of 10 years, are not redeemable by us and are fully transferable.

As of December 31, 2023, there were outstanding 17.0 million $10 Exercise Warrants and 17.0 million $15 Exercise Warrants.

Mirror Warrants

Hoya Intermediate issued to us warrants to purchase 17.0 million Intermediate Units at an exercise price of $10.00 per unit (the “$10 Mirror Warrants”), warrants to purchase 17.0 million Intermediate Units at an exercise of $15.00 per unit (the “$15 Mirror Warrants”), warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (the “$11.50 Mirror Warrants” and, together with the $10 Mirror Warrants and the $15 Mirror Warrants, the “Mirror Warrants”). The number and terms of the Mirror Warrants are identical to the Public Warrants, the Private Warrants and the Exercise Warrants, respectively. Upon the valid exercise of a Public Warrant, Private Warrant or Exercise Warrant, Hoya Intermediate will issue to us an equivalent number of Intermediate Units. Similarly, if a Public Warrant, Private Warrant or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered. In connection with the Exchange, we tendered 11,365,913 $11.50 Mirror Warrants and received 2,727,785 Intermediate Units.

As of December 31, 2023, there were outstanding 17.0 million $10 Mirror Warrants, 17.0 million $15 Mirror Warrants and 13,286,644 $11.50 Mirror Warrants.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

As the Public Warrants, the Private Warrants and the Exercise Warrants are indexed to our equity and meet the equity classification guidance of ASC 815-40, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, we reflect these warrants as a component of equity within additional paid-in capital. The Mirror Warrants eliminate in consolidation and do not impact the presentation of our consolidated financial statements.

Hoya Intermediate Warrants

Hoya Intermediate issued to Hoya Topco 3.0 million $10 Hoya Intermediate Warrants and 3.0 million $15 Hoya Intermediate Warrants, which are classified as Other Liabilities in the Consolidated Balance Sheets. A portion of the Hoya Intermediate Warrants, consisting of the Option Contingent Warrants to purchase 1.0 million Intermediate Units at exercise prices of $10.00 and $15.00 per unit, respectively, were issued in tandem with Management Options we issued to members of our management team. The Option Contingent Warrants only become exercisable by Hoya Topco if a Management Option is forfeited or expires unexercised. Upon the valid exercise of a Hoya Intermediate Warrant for Intermediate Units, we will issue an equivalent number of shares of Class B common stock to Hoya Topco. As of December 31, 2022, 0.2 million Management Options had been forfeited.

Because the Hoya Intermediate Warrants allow for cash redemption at the option of the warrant holder, they are classified as a liability in Other liabilities on the Consolidated Balance Sheets. Upon consummation of the Merger Transaction, we recorded a warrant liability of $20.4 million reflecting the fair value of the Hoya Intermediate Warrants determined using the Black-Scholes model. Upon consummation of the Merger Transaction, the fair value of the Hoya Intermediate Warrants included Option Contingent Warrants of $1.6 million. The estimated fair value of the Option Contingent Warrants was adjusted to reflect the probability of forfeiture of the Management Options based on historical forfeiture rates for Hoya Topco profit interests.

On December 7, 2023, Hoya Topco voluntarily terminated a portion of the Hoya Intermediate Warrants, consisting of Option Contingent Warrants to purchase 1.0 million Intermediate Units at exercise prices of $10.00 and $15.00 per unit, respectively. Immediately before such termination the fair value of the Option Contingent Warrants liability was determined using the Black-Scholes model and was estimated at $1.1 million. Upon termination, we recorded a reduction in this liability to zero, along with an increase in Redeemable noncontrolling interests.

As of December 31, 2023, there were outstanding 2.0 million $10 Hoya Intermediate Warrants and 2.0 million $15 Hoya Intermediate Warrants.

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants at:

	December 31, 2023	December 7, 2023	December 31, 2022
Estimated volatility	48.0%	48.0%	39.0%
Expected term (years)	7.8	7.9	8.8
Risk-free rate	3.9%	4.2%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%

For the year ended December 31, 2023, the fair value of the Hoya Intermediate Warrants decreased by $1.0 million, which is presented in Other (income) expense on the Consolidated Statements of Operations. For the year ended December 31, 2022, the fair value of the Hoya Intermediate Warrants and the Option Contingent Warrants decreased by $8.2 million, which is presented in Other (income) expense on the Consolidated Statements of Operations. For the period from October 18, 2021 until December 31, 2021, we recognized a charge to Other (income) expense on the Consolidated Statements of Operations resulting from an increase in the fair value of the Hoya Intermediate Warrants and the Option Contingent Warrants of $0.1 million.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

16. Redeemable noncontrolling Interests

As of December 31, 2023, Hoya Topco held 100% of the Class B common stock and 36.3% of the Intermediate Units, representing a redeemable noncontrolling interest in VSI. Hoya Topco has the right to exchange its Intermediate Units for shares of VSI’s Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption. The ability to exchange Intermediate Units for shares of Class A common stock is solely within the control of Hoya Topco. The option to redeem Intermediate Units for cash proceeds must be approved by VSI's Board of Directors (the "Board"), which as of December 31, 2023 consisted of a majority of directors nominated by affiliates of Hoya Topco and GTCR, LLC pursuant to our stockholders’ agreement. The ability to put the Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interest. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A common stock and is subject to the Board's approval.

Net income (loss) attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate's net income (loss) incurred in the period by Hoya Topco's weighted average percentage allocation of Intermediate Units during the period. See Note 22, Earnings per Share, for computation of net income (loss) attributable to redeemable noncontrolling interests.

17. Equity

For periods prior to the Merger Transaction, Hoya Intermediate had Senior Preferred Units, Preferred Units and Common Units, described below, authorized, issued and outstanding. Subsequent to the Merger Transaction, VSI has two classes of common stock authorized and issued: Class A common stock and Class B common stock.

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

As of December 31, 2023, 210,100,814 Intermediate Units are outstanding, equivalent to the total number of shares of Class A and Class B common stock outstanding (net of treasury stock). VSI holds 63.7% of the outstanding Intermediate Units as of December 31, 2023, with the remainder held by Hoya Topco.

VSI Class A Common Stock

Holders of Class A common stock are entitled to full economic rights in VSI, including the right to receive dividends when and if declared by the Board, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Each holder of Class A common stock is entitled to one vote for each share held.

VSI Class B Common Stock

Holders of Class B common stock are entitled to one vote for each share held but do not have economic rights in VSI. However, holders of Class B common stock receive one Intermediate Unit for each share, entitling them to economic rights in our operating entity, Hoya Intermediate (see Note 16, Redeemable Noncontrolling Interest). Holders of Class A common stock and Class B common stock vote as a single class on all matters requiring a shareholder vote. Following the Merger Transaction, the number of shares of Class A common stock and Class B common stock outstanding, net of treasury stock, is equal to the quantity of Intermediate Units outstanding.

Share Repurchase Program

On May 25, 2022, the Board authorized a share repurchase program for up to $40.0 million of Class A common stock (the "Repurchase Program"). The Repurchase Program was announced on May 26, 2022 and its authorization was fully utilized during 2022 and the three months ended March 31, 2023. As of December 31, 2023 and 2022, we have repurchased 5.3 million shares of Class A common stock for $40.0 million and 4.3 million shares of Class A common stock for $32.5 million, respectively. The share repurchases are accounted for as Treasury stock in the Consolidated Balance Sheets.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

June 2023 Secondary Offering

We completed a public offering of 18.4 million shares of Class A common stock, comprising 16.0 million shares sold on May 22, 2023 and 2.4 million shares sold on June 15, 2023 pursuant to the full exercise of the underwriters' option to purchase additional shares (the "June 2023 Secondary Offering"). The shares were purchased by the underwriters from Hoya Topco, the selling stockholder, at a price of $7.68 per share and were sold at a public offering price of $8.00 per share. Hoya Topco exchanged 18.4 million shares of Class B common stock and 18.4 million Intermediate Units for the shares of Class A common stock that it sold in the June 2023 Secondary Offering. We did not receive any proceeds from the sale of the shares by Hoya Topco in the June 2023 Secondary Offering. In connection with the June 2023 Secondary Offering, we incurred $1.5 million of expenses during the year ended December 31, 2023, which are included within General and administrative expenses in the Consolidated Statements of Operations.

December 2023 Secondary Offering and Share Repurchase

On December 12, 2023, we completed a public offering of 23.575 million shares of Class A common stock, which included 3.1 million shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares (the "December 2023 Secondary Offering" and, together with the June 2023 Secondary Offering, the “2023 Secondary Offerings”) and 2.0 million shares subject to the Share Repurchase (as defined below). The shares were purchased by the underwriters from Hoya Topco, the selling stockholder, at a price of $6.24 per share and, other than the shares subject to the Share Repurchase, were sold at a public offering price of $6.50 per share. Hoya Topco exchanged 23.575 million shares of Class B common stock and 23.575 million Intermediate Units for the shares of Class A common stock that it sold in the December 2023 Secondary Offering. We did not receive any proceeds from the sale of the shares by Hoya Topco in the December 2023 Secondary Offering. In connection with the December 2023 Secondary Offering, we incurred $0.7 million of expenses during the year ended December 31, 2023, which are included within General and administrative expenses in the Consolidated Statements of Operations.

Pursuant to the underwriting agreement for the December 2023 Secondary Offering, we repurchased 2.0 million shares of Class A common stock from the underwriters at a price of $6.24 per share (the same price per share paid by the underwriters to Hoya Topco) (the “Share Repurchase”). We funded the Share Repurchase with cash on hand. The shares repurchased pursuant to the Share Repurchase are accounted for as Treasury stock in the Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of AOCL attributable to Class A Common Stockholders (in thousands):

	Unrealized gain on investments	Foreign currency translation adjustment	Total
Balance at January 1, 2023	$—	$—	$—
Other comprehensive income	106	641	747
Balance at December 31, 2023	$106	$641	$747

18. Commitments and Contingencies

Purchase Obligations

We enter into non-cancelable arrangements, primarily related to the purchase of marketing services and tickets at an agreed upon price. Our purchase obligations are $7.2 million payable in the next 12 months and $8.2 million payable thereafter.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on our business, financial position or results of operations other than those matters discussed herein.

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in August 2020. In January 2022, we issued coupons to certain members of the class. Other members of the class were notified in 2022 that they are eligible to submit a claim for a coupon, which they will receive in 2023. As of December 31, 2023 and 2022, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We received multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving the settlement of one of the lawsuits was entered by the court in November 2021. As such, after insurance, $4.5 million was funded to a claims settlement pool in 2021 and fully disbursed in 2022. A settlement was reached in another of the lawsuits in July 2022 and received final approval from the court on January 31, 2023. After insurance, we paid $3.3 million to cover legal and administrative fees and approved claims. Payments for approved claims were made in August 2023. We had an accrued liability of zero and $1.6 million as of December 31, 2023 and 2022, respectively, within Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to these matters.

We are a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. We deny these allegations and intend to vigorously defend against this lawsuit. Based on the information currently available, we are unable to reasonably estimate a possible loss or range of possible losses and no litigation reserve has been recorded in the Consolidated Balance Sheets related to this matter.

Other

In 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair Inc., which overturned previous case law that had precluded state and local governments from imposing sales tax collection requirements on retailers without a physical presence. In response, most jurisdictions have adopted laws that attempt to impose tax collection obligations on out-of-state companies, and we have registered and begun collecting tax, where required by statute. It is reasonably possible that state or local governments will continue to adopt or interpret laws such that we are required to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more jurisdictions could result in material tax liabilities, including uncollected taxes on past sales, as well as penalties and interest. Based on our analysis of certain state and local regulations, specifically related to marketplace facilitators and ticket sales, we have recorded liabilities in all jurisdictions where we believe a risk of loss is probable. We continuously monitor state regulations and will implement required collection and remittance procedures if and when we are subject to such regulations.

As of December 31, 2023, we have recorded a liability of $3.2 million related to uncollected local admissions taxes. This liability is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The related non-income tax expense was $3.2 million for the year ended December 31, 2023.

19. Related–Party Transactions

Viral Nation Inc.

Viral Nation Inc. ("Viral Nation") is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of the Board, serves on the board of directors of Viral Nation and is the Co-Founder, Chairman and CEO of Eldridge Industries, LLC (“Eldridge”), which owns approximately 19% of Viral Nation. We incurred an expense of $1.7 million, $0.8 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is presented in Marketing and selling expenses in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Rolling Stone

Rolling Stone, LLC ("Rolling Stone") is a high-profile magazine and media platform that focuses on music, film, television, and news coverage. Todd Boehly, a member of the Board, is the Co-Founder, Chairman and CEO of Eldridge, which owns in excess of 20% of Rolling Stone. We incurred an expense of $0.7 million, $0.9 million and $0.1 million as part of our multifaceted partnership with Rolling Stone for the years ended December 31, 2023, 2022 and 2021, respectively, which is presented in Marketing and selling expenses in the Consolidated Statements of Operations.

Los Angeles Dodgers

The Los Angeles Dodgers (the “Dodgers”) is a Major League Baseball team based in Los Angeles, California. Todd Boehly, a member of the Board, is a minority owner of the Dodgers. As part of our strategic partnership with the Dodgers, including our designation as the Official Ticket Marketplace of the Dodgers and certain other advertising, marketing, promotional and sponsorship benefits, we incurred an expense of $1.5 million for the year ended December 31, 2023, which is presented in Marketing and selling expenses on the Consolidated Statements of Operations.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate shareholders that provides for our payment to such shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

In connection with the 2023 Secondary Offerings, Hoya Topco exchanged Intermediate Units, and as a result, we recorded a liability of $165.2 million, a deferred tax asset of $75.2 million related to the 2023 Secondary Offerings as well as the projected payments under the TRA, a decrease to additional paid-in capital of $95.8 million, and a $5.8 million income tax benefit related to valuation allowance releases on the portion of the deferred tax asset associated with the basis difference in the investment in the partnership excluded from the disclosure of deferred tax asset and valuation allowance. We also recognized an income tax benefit of $14.0 million related to the release of valuation allowances at the time of the 2023 Secondary Offerings.

Due to an increase in the applicable state and local tax rate, there was a remeasurement of the TRA liability recorded for the 2023 June Secondary Offering, which resulted in an increase in the liability of $0.6 million, with the corresponding expense included in other income in the Consolidated Statements of Operations for the year ended December 31, 2023. As a result of the increase in the TRA liability, we recorded an increase in deferred tax assets of $0.3 million which was recorded to deferred tax expense.

The TRA-related liabilities are classified as current or long-term based on the expected date of payment. At December 31, 2023, the amount due within the next 12 months was $0.1 million and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Share Repurchase

Hoya Topco controls 36.3% of the voting power of our outstanding common stock. On December 12, 2023, we repurchased 2.0 million shares of Class A common stock from the underwriters of the December 2023 Secondary Offering. The shares were initially purchased by the underwriters from Hoya Topco, the selling stockholder in the

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

December 2023 Secondary Offering, at a price of $6.24 per share. We paid the same price per share to the underwriters, which was funded with cash on hand. See Note 17, Equity, for more information regarding the December 2023 Secondary Offering and the Share Repurchase.

20. Income Taxes

VSI is subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Hoya Intermediate, as well as any stand-alone income or loss we generate. Hoya Intermediate is organized as a limited liability company and treated as a partnership for federal and state income tax purposes. Generally, entities characterized as a partnership for federal and state income tax purposes are not subject to entity-level income taxes. Hoya Intermediate’s taxable income or loss is passed through to its members, including VSI and Hoya Topco, each of whom are responsible for their own U.S. federal and state income taxes. Other subsidiaries of VSI are treated as corporations and will separately file and pay taxes apart from VSI in various jurisdictions, including the United States (federal, state, and local), Canada, and Japan. We anticipate this structure to remain in existence for the foreseeable future.

Components of income (loss) from operations before income taxes for the years ended December 31 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
United States	$68,166	$68,416	$(17,859)
Foreign	2,776	773	(966)
Total income (loss) before income taxes	$70,942	$69,189	$(18,825)

During the years ended December 31, 2023, 2022 and 2021, significant components of income tax expense (benefit) were as follows (in thousands):

	2023	2022	2021
Current
U.S. Federal	$1,084	$15	$—
State & Local	326	248	304
Foreign	1,250	—	—
Total current income tax expense (benefit)	2,660	263	304
Deferred
U.S. Federal	(38,915)	—	—
State & Local	(5,572)	—	—
Foreign	(372)	(1,853)	—
Total deferred income tax expense (benefit)	(44,859)	(1,853)	—
Total income tax expense (benefit)	$(42,199)	$(1,590)	$304

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021 to our income tax (expense) benefit was as follows:

	2023	2022	2021
At U.S. statutory tax rate	21.0%	21.0%	21.0%
State income taxes	2.2%	1.8%	(1.1)%
Foreign rate differential	0.4%	0.1%	0.3%
Pass-through loss / (income)	—%	—%	(14.3)%
Noncontrolling interests	(10.9)%	(12.3)%	(2.7)%
Change in valuation allowance	(131.9)%	(23.1)%	(3.5)%
Deferred tax partnership adjustment	30.8%	10.1%	—%
Warrants remeasurement	—%	—%	(1.4)%
Research & Development Credit	(1.1)%	(0.5)%	—%
Impact of restructuring	28.6%	—%	—%
Limitation on compensation deductions	1.5%	—%	—%
Other	(0.1)%	0.6%	0.1%
Total income tax expense (benefit)	(59.5)%	(2.3)%	(1.6)%

As of December 31, 2023 and 2022, our deferred tax balances consisted of the following (in thousands):

	2023	2022
Deferred Tax Assets
Net operating loss	$11,972	$12,740
Interest carryforwards	16,689	15,919
Investment in partnerships	44,894	91,302
Tax Receivable Agreement	40,994	—
Stock-based compensation	2,665	—
Other	1,914	748
Total deferred tax assets	119,128	120,709
Valuation allowance	(32,318)	(118,734)
Total deferred tax assets net of valuation allowance	86,810	1,975
Deferred Tax Liabilities
Intangibles	9,841	—
Other	1,848	122
Total Deferred Tax Liabilities	11,689	122
Net Deferred Tax Assets / (Liabilities)	$75,121	$1,853

We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. Valuation allowances have been established primarily with regard to the tax benefits of a portion of our investment in partnership and certain foreign tax attributes. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, we recorded a $32.3 million valuation allowance against our deferred tax assets, as we have determined these assets are not more likely than not to be realized as of December 31, 2023.

Excluded from the deferred tax asset for investment in partnerships above is a portion of the income tax basis in the partnership investment which will only reverse upon sale as a capital loss. As we do not expect to have sufficient sources of future capital gains to offset this future capital loss, we have not disclosed a deferred tax asset for this portion of the basis difference in the investment in the partnership, nor the associated valuation allowance. However, reflected in Income tax expense (benefit) for the year ended December 31, 2023 is a valuation allowance release of $6.1 million related to the excluded portion of the deferred tax asset and valuation allowance on the basis difference in the investment in the partnership, which $5.8 million resulted from the 2023 Secondary Offerings and

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

$0.3 million resulted from the Share Repurchase. We estimate that up to $12.7 million of future valuation allowance release associated with the excluded portion of the deferred tax asset and valuation allowance may result from future ownership changes. We continue to disclose the deferred tax asset associated with items expected to be recovered through ordinary business operations; however, the portion of deferred tax asset disclosed for which no ordinary tax benefit is expected due to partnership allocation rules is offset by a valuation allowance.

The deferred tax asset valuation allowance and changes were as follows (in thousands):

	2023	2022	2021
Balance at beginning of period	$118,734	$145,668	$1,828
Prior period adjustments(1)	(14,536)	(6,154)	—
(Credited) charged to costs and expenses	(72,968)	(15,961)	646
(Credited) charged to other accounts	1,088	(4,819)	143,194
Deductions	—	—	—
Ending balance	$32,318	$118,734	$145,668

(1) In 2022, this adjustment relates to a true-up of the investment in partnership deferred tax asset and related valuation allowance which has been updated to remove partnership tax basis that we expect will only reverse upon sale as a capital loss. In 2023, there was an adjustment to the investment in partnership and net operating loss deferred tax assets and related valuation allowance. These adjustments had no net impact to tax expense (benefit) in either period.

As of December 31, 2023, our deferred tax assets were primarily the result of our investment in partnership, Tax Receivable Agreement, net operating losses, interest limitations, and tax credit carryforwards. As of December 31, 2022, a full valuation allowance was maintained against our U.S. deferred tax assets on the basis of our reassessment of the amount of the deferred tax assets that are more likely than not to be realized. As of each reporting date we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of June 30, 2023, in part because in the current year we entered into a cumulative income position in the U.S. federal tax jurisdiction, we determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets of $31.3 million associated with our investment in partnership, U.S. net operating losses, interest limitations, and tax credit carryforwards are realizable. We therefore reduced the valuation allowance accordingly.

As of December 31, 2022, we determined that there was sufficient positive evidence to conclude that it is more likely than not that our Canadian deferred taxes of $1.9 million are realizable. We therefore reduced the valuation allowance accordingly.

At December 31, 2023, we had U.S. state operating loss carryforwards totaling $17.5 million, and U.S. federal operating loss carryforwards totaling $38.6 million. Certain of the U.S. federal and state operating loss carryforwards begin to expire in 2029 with the remainder of the federal and state net operating loss carryforwards having no expiration date. Certain tax attributes remain subject to an annual limitation under Internal Revenue Code section 382 as a result of the historical acquisitions.

At December 31, 2023, with respect to our operations outside the United States, we had foreign operating loss carryforwards totaling $8.1 million, which begin to expire in 2037.

At December 31, 2023, we were not indefinitely reinvested on undistributed earnings from our foreign operations and the deferred tax liability associated with the future repatriation of these earnings is immaterial.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements. Our unrecognized tax benefits which relate to a tax refund are as follows:

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

	2023	2022
Balance at beginning of the year	$7,500	$—
Tax positions taken in the prior year	—	7,500
Balance at end of the year	$7,500	$7,500

We classified interest and penalties associated with income taxes in income tax expense (benefit) within the Consolidated Statements of Operations. A liability of $0.5 million has been recognized related to interest and penalties as of December 31, 2023, all of which was accrued in 2023. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate is $7.5 million as of December 31, 2023.

We are subject to routine audits by taxing jurisdictions. The periods subject to tax audits are 2019 through 2023. There are currently no audits for any tax periods in progress.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate shareholders that will provide for payment to Hoya Intermediate shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to VSI making payments under the TRA.

In connection with the 2023 Secondary Offerings, Hoya Topco exchanged Intermediate Units, and as a result, we recorded a liability of $165.2 million, a deferred tax asset of $75.2 million related to the 2023 Secondary Offerings as well as the projected payments under the TRA, a decrease to additional paid-in capital of $95.8 million, and a $5.8 million income tax benefit related to valuation allowance releases on the portion of the deferred tax asset associated with the basis difference in the investment in the partnership excluded from the disclosure of deferred tax asset and valuation allowance. We also recognized an income tax benefit of $14.0 million related to the release of valuation allowances at the time of the 2023 Secondary Offerings.

Due to an increase in the applicable state and local tax rate, there was a remeasurement of the TRA liability recorded for the 2023 June Secondary Offering, which resulted in an increase in the liability of $0.6 million, with the corresponding expense included in other income in the Consolidated Statements of Operations for the year ended December 31, 2023. As a result of the increase in the TRA liability, we recorded an increase in deferred tax assets of $0.3 million.

TRA-related liabilities are classified as current or long-term based on the expected date of payment. As of December 31, 2023, $0.1 million is due within 12 months and included as a current liability. The remaining liability is included in TRA liability within long-term liabilities in the Consolidated Balance Sheets.

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of December 31, 2023, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $195.0 million. Under this scenario we would be required to pay approximately 85% of such amount, or $165.8 million, primarily over the next 15 years.

21. Equity-Based Compensation

The 2021 Incentive Award Plan, which was approved and adopted to facilitate the grant of equity incentive awards to our employees, directors and consultants, became effective on October 18, 2021 upon closing of the Merger Transaction.

RSUs

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We award RSUs to our employees, directors and certain consultants. RSUs generally vest over periods from one to four years from issuance. We account for forfeitures of outstanding, but unvested grants in the period they occur.

A summary of activity for RSUs is as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	1,378	$12.86
Granted	1,787	9.92
Forfeited	(290)	11.24
Vested	(324)	12.86
Unvested at December 31, 2022	2,551	$10.99
Granted	2,775	7.22
Forfeited	(232)	8.81
Vested	(1,228)	10.62
Unvested at December 31, 2023	3,866	$8.35

Stock options

Our stock options provide for the purchase of shares of Class A common stock in the future at an exercise price set on the grant (or modification) date. Our stock option awards vest over three years, with one-third vesting on the one-year anniversary of the grant date and the remaining options vesting on a quarterly basis thereafter, with the exception of the October 2021 Options (as defined below), which vest in equal quarterly installments over four years. Stock options granted to employees have a contractual term of ten years from the grant date, subject to the employee’s continued service through the applicable vesting date. Stock options granted to consultants have a contractual term of seven years from the grant date, subject to the consultant’s continued service through the applicable vesting date.

October 2021 Options. On October 19, 2021, we granted to certain employees 3.1 million stock options at an exercise price of $13.09 per share and 1.0 million stock options at an exercise price of $15.00 per share (collectively, the "October 2021 Options"). The fair value of the October 2021 Options was estimated on the grant date using the Hull-White model. The Board declared a special dividend of $0.23 per share to holders of Class A common stock on October 18, 2021, which we paid on November 2, 2021. On November 2, 2021, the exercise price of the outstanding October 2021 Options with an exercise price of $13.09 per share was modified and reduced by the same $0.23 per share to $12.86 per share. The amount recognized in the compensation expense relating to stock option modification for the year ended December 31, 2021 is immaterial.

March 2022 Options. On March 11, 2022, we granted to certain employees 2.6 million stock options at an exercise price of $10.26 per share and a grant date fair value of $3.99 per option (the "March 2022 Options"). The fair value of the March 2022 Options was estimated on the grant date using the Black-Scholes model.

November 2022 Options. On November 11, 2022, we granted to certain employees 0.1 million stock options at an exercise price of $8.22 per share and a grant date fair value of $3.66 (the "November 2022 Options"). The fair value of the November 2022 Options was estimated on the grant date using the Black-Scholes model.

March 2023 Options. In March 2023, we granted to certain employees 3.6 million stock options at an exercise price of $7.17 per share and a grant date fair value of $3.30 per option. The fair value of these stock options was estimated on the grant date using the Black-Scholes model.

June 2023 Options. In June 2023, we granted to certain consultants 0.9 million stock options, divided into three tranches of 0.2 million, 0.3 million and 0.4 million options at exercise prices of $7.98, $17.00 and $23.00 per share, respectively, and grant date fair values of $3.22, $1.87 and $1.44 per option, respectively. The fair value of these stock options was estimated on the grant date using the Hull-White model.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

December 2023 Cancellation and Repricing. On December 7, 2023 (the "Effective Date"), 894,840 of the October 2021 Options with an exercise price of $15.00 per share and 894,840 of the October 2021 Options with an exercise price of $12.86 per share were cancelled. Also on the Effective Date, the exercise price of the remaining October 2021 Options, as well as all outstanding March 2022 Options and November 2022 Options, was reduced to $6.76 per share, the closing price of the Class A common stock on the Effective Date, provided that if any of such stock options are exercised prior to the one-year anniversary of the Effective Date, the holder will be required to pay the original exercise price (the “Cancellation and Repricing”). The Cancellation and Repricing were treated as a modification of the affected stock options. The incremental fair value of the modification, which was calculated based on the difference between the fair value of each affected stock option immediately before and after the Cancellation and Repricing using the Hull-White model, was less than $0.1 million. The cancelled October 2021 Options had a grant date fair value of $6.6 million, of which $3.0 million had not yet been recognized as of the Effective Date. That amount will be recognized over the remaining requisite service period of the remaining October 2021 Options and March 2022 Options.

The following assumptions were used to calculate the fair value of our stock options:

	December 7, 2023	June 14, 2023	March 10, 2023	November 11, 2022	March 11, 2022	October 19, 2021
Estimated volatility	47.0% - 48.0%	42.0%	42.0%	40.0%	37.5%	28.0%
Expected term (years)	7.87 - 8.93	7.0	5.9	5.9	5.9	10.0
Risk-free rate	4.2%	4.0%	3.9%	3.9%	2.0%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

A summary of activity for stock options is as follows (in thousands, except price per option data):

	Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,061	$13.39
Granted	2,716	10.17
Forfeited	(597)	12.03
Expired	(55)	13.39
Outstanding at December 31, 2022	6,125	$12.09	9	$—
Granted	4,501	9.23
Forfeited	—	—
Expired	(29)	13.35
Cancelled	(1,790)	13.93
Outstanding at December 31, 2023	8,807	$8.02	9	$—
Vested and exercisable at December 31, 2023	2,329	$11.26	—	$—

The weighted-average grant date fair value per stock options outstanding as of December 31, 2023, 2022 and 2021 was $2.88, $3.82 and $3.71, respectively. The weighted-average grant date fair value for stock options forfeited was $3.83 during the year ended December 31, 2022. The weighted-average grant-date fair value for stock options vested was $3.89 and $3.71 during the years ended December 31, 2023 and 2022, respectively. The weighted-average grant-date fair value for stock options cancelled was $3.68 during the year ended December 31, 2023.

Profits Interests and Phantom Units

Prior to the Merger Transaction, certain members of management received equity-based compensation awards for profits interest in Hoya Topco in the form of Incentive Units, phantom units, Class D Units, and Class E Units. Each incentive unit vests ratably over five years and accelerates upon a change in control of Hoya Topco. We do not expect

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

any future profits interest to be granted after the Merger Transaction. The fair value of the incentive units granted is estimated using the Black-Scholes model.

The Black-Scholes model requires certain subjective inputs and assumptions, including the fair value Hoya Topco's equity, the expected term, risk-free interest rates, and expected equity volatility. The fair value of incentive units is recognized as equity-based compensation expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Changes in assumptions made on expected term, the risk-free rate of interest, and expected volatility can materially impact the estimate of fair value and ultimately how much share-based compensation expense is recognized. The expected term is estimated based on the timing and probabilities until a major liquidity event. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and corresponds to the expected term. The expected volatility is estimated on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies.

The following table summarizes the Hoya Topco Incentive Units, Class D Units, and Class E Units for the years ended December 31, 2023, 2022, and 2021:

	Class B-1 Units		Class D Units		Class E Units
	Number of Incentive Units	Weighted Average Grant Date Fair Value	Number of Incentive Units	Weighted Average Grant Date Fair Value	Number of Incentive Units	Weighted Average Grant Date Fair Value
Balances at January 1, 2021	855,000	$2.32	2,048,240	$4.67	500,765	$25.46
Units granted	—	—	—	—	—	—
Units repurchased	—	—	—	—	—	—
Units forfeited	(10,000)	2.32	(60,400)	7.01	—	—
Balances at December 31, 2021	845,000	$2.32	1,987,840	$4.60	500,765	$25.46
Units granted	—	—	—	—	—	—
Units repurchased	—	—	—	—	—	—
Units forfeited	(9,000)	2.32	(35,510)	2.91	—	—
Balances at December 31, 2022	836,000	$2.32	1,952,330	$4.60	500,765	$25.46
Units granted	—	—	—	—	—	—
Units repurchased	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Balances at December 31, 2023	836,000	$2.32	1,952,330	$4.60	500,765	$25.46

Compensation expense

For the years ended December 31, 2023, 2022 and 2021, equity-based compensation expense related to RSUs was $14.3 million, $8.4 million and $0.8 million, respectively. Unrecognized compensation expense relating to unvested RSUs as of December 31, 2023 was approximately $32.3 million, which is expected to be recognized over a weighted average period of approximately two years.

For the years ended December 31, 2023, 2022 and 2021, equity-based compensation expense related to stock options was $10.2 million, $6.2 million and $0.8 million, respectively. Unrecognized compensation expense relating to unvested stock options as of December 31, 2023 was approximately $22.6 million, which is expected to be recognized over a weighted average period of approximately two years.

For the years ended December 31, 2023, 2022 and 2021, equity-based compensation expense related to profit interests was $3.5 million, $4.5 million and $4.4 million, respectively. Unrecognized compensation expense as of

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

December 31, 2023 related to these incentive units was $1.0 million, which is expected to be recognized over a weighted average period of approximately two years.

For the years ended December 31, 2023 and 2022, equity-based compensation expense excludes $0.4 million and $0.1 million related to capitalized development costs.
22. Earnings Per Share

We calculate basic and diluted net income (loss) per share of Class A common stock in accordance with ASC 260, Earnings per Share. Class B common stock does not have economic rights in VSI and, as a result, is not considered a participating security for basic and diluted income (loss) per share. As such, basic and diluted income (loss) per share of Class B common stock has not been presented. However, holders of Class B common stock are allocated income in Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net income (loss) attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate's net income (loss) for each quarterly period by Hoya Topco's weighted average percentage ownership of Intermediate Units during the period. See Note 16, Redeemable Noncontrolling Interest, for detail on Hoya Topco’s right to exchange its Intermediate Units.

The following table provides the net income (loss) attributable to Hoya Topco's redeemable noncontrolling interests for the years ended December 31, 2023 and 2022, and the period from October 18, 2021 to December 31, 2021:

	2023	2022	2021
Net income (loss)—Hoya Intermediate	$69,420	$70,794	$(5,024)
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income (loss)	55.6%	59.5%	59.9%
Net income (loss) attributable to Hoya Topco's redeemable noncontrolling interests	$38,605	$42,117	$(3,010)

Net income (loss) attributable to Class A common stockholders–basic is calculated by subtracting the portion of Hoya Intermediate's net income (loss) attributable to redeemable noncontrolling interests from our total net income, which includes our net income for activities outside of our investment in Hoya Intermediate, including income tax expense for VSI's portion of income, as well as the full results of Hoya Intermediate on a consolidated basis.

Net income (loss) per Class A common stock–diluted is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the weighted-average number of Class A common share equivalents outstanding for the period determined using the treasury stock and if-converted methods, as applicable. Net income (loss) attributable to Class A common stockholders–diluted is adjusted for (i) our share of Hoya Intermediate’s consolidated net income (loss) after giving effect to Intermediate Units that convert into potential shares of Class A common stock, to the extent it is dilutive, and (ii) the impact of changes in the fair value of Hoya Intermediate Warrants, to the extent they are dilutive.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following tables set forth the computation of basic and diluted net income (loss) per share of Class A common stock for the years ended December 31, 2023 and 2022, and the period from October 18, 2021 to December 31, 2021 (in thousands, except share and per share data):

	2023	2022	2021
Numerator—basic:
Net income (loss)	$113,141	$70,779	$(6,293)
Less: (Income) loss attributable to redeemable noncontrolling interests	(38,605)	(42,117)	3,010
Net income (loss) attributable to Class A Common Stockholders—basic	74,536	28,662	(3,283)
Denominator—basic:
Weighted average Class A common stock outstanding—basic	92,678,514	80,257,247	77,498,775
Net income (loss) per Class A common stock—basic	$0.80	$0.36	$(0.04)

Numerator—diluted:
Net income (loss) attributable to Class A Common Stockholders—basic	$74,536	$28,662	$(3,283)
Net income (loss) effect of dilutive securities:
Effect of dilutive Exercise Warrants	—	55	—
Effect of dilutive RSUs	79	6	—
Effect of dilutive noncontrolling interests	(23,401)	42,056	—
Effect of dilutive Hoya Intermediate Warrants	—	—	(123)
Net income (loss) attributable to Class A Common Stockholders—diluted	51,214	70,779	(3,406)
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	92,678,514	80,257,247	77,498,775
Weighted average effect of dilutive securities:
Effect of dilutive Exercise Warrants	—	258,906	—
Effect of dilutive RSUs	424,954	28,228	—
Effect of dilutive noncontrolling interests	105,773,973	118,200,000	—
Weighted average Class A common stock outstanding—diluted	198,877,441	198,744,381	77,498,775
Net income (loss) per Class A common stock—diluted	$0.26	$0.36	$(0.04)

Potential shares of our Class A common stock are excluded from the computation of diluted net income (loss) per share of Class A common stock if their effect would have been anti-dilutive for the period presented or if the issuance of shares is contingent upon events that did not occur by the end of the period. The dilution reflected in diluted net income per share of Class A common stock during the year ended December 31, 2023 relates primarily to an assumed conversion of our noncontrolling interests to shares of our Class A common stock, which would not have a commensurate effect on net income, primarily due to the release of the valuation allowance which benefit is attributable to VSI only. The Vegas.com Acquisition and the subsequent pushdown of the acquired entity to Hoya Intermediate primarily results in incremental deferred tax expense.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table presents potentially dilutive securities excluded from the computation of diluted net income (loss) per share of Class A common stock for the periods presented that could potentially dilute earnings per share in the future:

	2023	2022	2021
RSUs	734,588	1,224,919	1,378,111
Stock options	8,807,848	6,300,837	4,061,486
Public Warrants and Private Warrants	13,286,644	13,286,644	24,652,569
Exercise Warrants	34,000,000	17,000,000	34,000,000
Hoya Intermediate Warrants	4,000,000	6,000,000	4,000,000
Shares of Class B common stock	—	—	118,200,000

We analyzed the calculation of income (loss) per share for periods prior to the Merger Transaction and determined that it resulted in values that would not be meaningful to the users of our consolidated financial statements. Therefore, income (loss) per share information has not been presented for periods prior to the Merger Transaction.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Consistent with SEC guidance that an assessment of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures in the year of the acquisition, our management excluded from such evaluation an assessment of the effectiveness of our internal control over financial reporting related to Wavedash and Vegas.com. Wavedash, which we acquired in September 2023, represented approximately 7% of our consolidated total assets as of December 31, 2023 and approximately 1% of our consolidated total revenues for the year ended December 31, 2023. Vegas.com, which we acquired in November 2023, represented approximately 22% of our consolidated total assets as of December 31, 2023 and approximately 2% of our consolidated total revenues for the year ended December 31, 2023.

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023 due to the material weakness in our internal control over financial reporting described below.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2023, 2022 and 2021, we identified a material weakness in our internal control over financial reporting related to the implementation of segregation of duties as part of our control activities, the establishment of clearly defined roles within our finance and accounting functions and the number of personnel in those functions with an appropriate level of technical accounting and SEC reporting experience which, in the aggregate, constitute a material weakness.

Remediation Activities

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. During the year ended December 31, 2023, we continued to review our internal control procedures, to implement new controls and processes, to hire additional qualified personnel and to establish more robust processes to support our internal control over financial reporting, including by creating clearly defined roles and responsibilities and the appropriate segregation of duties. These actions have begun to be validated through testing and, when fully implemented, we believe they will be effective in remediating the material weakness. However, additional time is required to complete implementing the enhanced procedures and to test and ensure the effectiveness and sustainability of the improved controls. The material weakness will not be considered remediated until the applicable controls have been in place and operating for a sufficient period of time and management has concluded, through testing, that these controls are effective. We continue to devote significant time and attention to these efforts.

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

Consistent with SEC guidance that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of the acquisition, our management excluded from such report an assessment of the effectiveness of our internal control over financial reporting related to Wavedash and Vegas.com. Wavedash, which we acquired in September 2023, represented approximately 7% of our consolidated total assets as of December 31, 2023 and approximately 1% of our consolidated total revenues for the year ended December 31, 2023. Vegas.com, which we acquired in November 2023, represented approximately 22% of our consolidated total assets as of December 31, 2023 and approximately 2% of our consolidated total revenues for the year ended December 31, 2023.

Our management, under the supervision of our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management, including our principal executive and principal financial officers, concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting described above.

Changes in Internal Control over Financial Reporting

Except with respect to the continuing remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of reviewing the internal control structures of Wavedash and Vegas.com and, if necessary, will make appropriate changes as we continue to integrate such businesses into our overall internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

On November 13, 2023, Craig Dixon, a member of our Board, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 12,000 shares of our Class A common stock and ends on December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors and executive officers is included in Part I, Item 1 of this Report.

Our Code of Business Conduct and Ethics (the “Code”), which applies to all directors, officers and employees, is available on our Investor Relations website, investors.vividseats.com. We intend to satisfy the disclosure requirements regarding any applicable amendment to or waiver from the Code by posting such information on our Investor Relations website rather than by filing a Current Report on Form 8-K.

All other information required by this item will be included in the definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this item will be included in the definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the definitive proxy statement relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements required by this item are included in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements and accompanying notes thereto included in Part II, Item 8 of this Report.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Report.

Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1	Transaction Agreement, dated April 21, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	S-4	2.1	05/28/2021
2.2

Purchase, Sale and Redemption Agreement, dated April 21, 2021, among Hoya Topco, LLC, Hoya Intermediate, LLC, Vivid Seats Inc., Crescent Mezzanine Partners VIB, L.P., Crescent Mezzanine Partners VIC, L.P., NPS/Crescent Strategic Partnership II, LP, CM7C VS Equity Holdings, LP, Crescent Mezzanine Partners VIIB, L.P., CM6B Vivid Equity, Inc., CM6C Vivid Equity, Inc., CM7C VS Equity, LLC, CM7B VS Equity, LLC, Crescent Mezzanine Partners VI, L.P., Crescent Mezzanine Partners VII, L.P., Crescent Mezzanine Partners VII (LTL), L.P., CBDC Universal Equity, Inc., Crescent Capital Group, LP and Horizon Acquisition Corporation

		S-4	2.2	05/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
2.4	Agreement and Plan of Merger, dated November 3, 2023, among Vivid Seats Inc., Viva Merger Sub I, LLC, Viva Merger Sub II, LLC, VDC Holdco, LLC, the Unitholders named therein and the Unitholders’ Representative named therein	8-K	2.1	11/07/2023

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	Amended and Restated Bylaws.	8-K	3.2	10/22/2021
3.3	First Amendment to Amended and Restated Bylaws	10-Q	3.2	05/10/2022
4.1	Amended and Restated Warrant Agreement, dated October 14, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate	10-K	4.3	3/15/2022
4.4	Description of Capital Stock	10-K	4.4	3/15/2022
10.1	Stockholders’ Agreement, dated October 18, 2021, among Vivid Seats Inc., Hoya Topco, LLC and Horizon Sponsor, LLC	8-K	10.1	10/22/2021
10.2	Amended and Restated Registration Rights Agreement, dated October 18, 2021, among Vivid Seats Inc., Hoya Topco, LLC and Horizon Sponsor, LLC	8-K	10.2	10/22/2021
10.3	Tax Receivable Agreement, dated October 18, 2021, among Vivid Seats Inc., Hoya Intermediate, LLC, GTCR Management XI, LLC, Hoya Topco, LLC and several Blocker TRA Holders	8-K	10.3	10/22/2021
10.4	Private Warrant Agreement, dated October 18, 2021, between Vivid Seats Inc. and Hoya Topco, LLC	8-K	10.6	10/22/2021
10.5	Amended and Restated Warrant Agreement, dated October 14, 2021, between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
10.6	Private Warrant Agreement, dated October 15, 2021, between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.8	10/22/2021
10.7	Private Warrant Agreement, dated October 15, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.9	10/22/2021
10.8	Private Warrant Agreement ($10.00 exercise price) dated, October 18, 2021, between Hoya Intermediate, LLC and Hoya Topco, LLC	8-K	10.10	10/22/2021
10.9	Private Warrant Agreement ($15.00 exercise price), dated October 18, 2021, between Hoya Intermediate, LLC and Hoya Topco, LLC	8-K	10.11	10/22/2021
10.10	Form of Subscription Agreement	S-4/A	10.4	10/22/2021
10.11#	Form of Indemnification Agreement	8-K	10.5	10/22/2021
10.12#	2021 Incentive Award Plan	S-8	99.1	10/18/2021
10.13#	2021 Employee Stock Purchase Plan	S-8	99.2	10/18/2021
10.14#	Form of Restricted Stock Unit Grant Notice and Agreement	S-8	99.3	10/18/2021

10.15#	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement	S-8	99.4	10/18/2021
10.16#	Form of Stock Option Grant Notice and Agreement	S-8	99.5	10/18/2021
10.17#	Non-Employee Director Compensation Policy, as amended	10-Q	10.1	08/09/2022
10.18#	Employment Agreement, dated August 9, 2021, among Stanley Chia, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	10.14	08/16/2021
10.19#	Employment and Restrictive Covenants Agreement, dated April 1, 2020, between Lawrence Fey and Vivid Seats LLC	S-4/A	10.19	08/16/2021
10.20#	Employment Agreement, dated August 9, 2021, among Lawrence Fey, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	10.18	08/16/2021
10.21#	Employment and Restrictive Covenants Agreement, dated December 12, 2018, between Jon Wagner and Vivid Seats LLC	S-4/A	10.24	08/16/2021
10.22#	Employment Agreement, dated August 9, 2021, among Jon Wagner, Vivid Seats Inc. and Vivid Seats, LLC	S-4/A	10.23	08/16/2021
10.23#	Class E Securities Agreement, dated November 5, 2018, between Stanley Chia and Hoya Topco, LLC	S-4/A	10.15	08/16/2021
10.24#	Class B Securities Agreement, dated September 1, 2020, between Stanley Chia and Hoya Topco, LLC	S-4/A	10.16	08/16/2021
10.25#	First Amendment, dated April 21, 2021, to Class E Securities Agreement, dated November 5, 2018, between Stanley Chia and Hoya Topco, LLC, and Class B Securities Agreement, dated September 1, 2020, between Stanley Chia and Hoya Topco, LLC	S-4/A	10.17	08/16/2021
10.26#	Class D Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC	S-4/A	10.20	08/16/2021
10.27#	Class B Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC	S-4/A	10.21	08/16/2021
10.28#	First Amendment, dated April 21, 2021, to Class D Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC, and Class B Securities Agreement, dated September 1, 2020, between Lawrence Fey and Hoya Topco, LLC	S-4/A	10.22	08/16/2021
10.29#	Class D Securities Agreement, dated December 17, 2018, between Jon Wagner and Hoya Topco, LLC	S-4/A	10.25	08/16/2021

10.30#	Class B Securities Agreement, dated September 1, 2020, between Jon Wagner and Hoya Topco, LLC	S-4/A	10.26	08/16/2021
10.31#	Class D Securities Agreement, dated September 1, 2020, between Jon Wagner and Hoya Topco, LLC	S-4/A	10.27	08/16/2021
10.32	Office Lease, dated December 21, 2021, between Vivid Seats, LLC and BSREP II SS Chicago LLC	8-K	10.1	12/22/2021
10.33	First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.7	07/07/2021
10.34	Amendment No. 1, dated March 28, 2018, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.8	07/07/2021
10.35	Amendment No. 2, dated July 2, 2018, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.9	07/07/2021
10.36	Amendment No. 3, dated May 22, 2020, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	S-4/A	10.10	07/07/2021
10.37	Amendment No. 4, dated February 3, 2022, to First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, RBC Capital Markets, SunTrust Robinson Humphrey, Inc. and Jefferies Finance LLC	8-K	10.1	02/07/2022
10.38	Hoya Intermediate, LLC Second Amended and Restated Limited Liability Company Agreement	10-K	1.38	03/07/2023
10.39	Registration Rights and Lockup Agreement, dated November 3, 2023, among Vivid Seats Inc., TZP Capital Partners III-A (Blocker), L.P. TZP Capital Partners III, L.P., Michael Reichartz and Adam White	8-K	10.1	11/07/2023
10.40#	First Amendment to 2021 Incentive Award Plan	8-K	10.1	02/09/2024
10.41	Letter Agreement Regarding Private Warrant Agreement, dated December 7, 2023, between Vivid Seats Inc. and Hoya Topco, LLC				*

10.42	Letter Agreement Regarding Private Warrant Agreements ($10.00 and $15.00 exercise prices), dated December 7, 2023, between Hoya Intermediate, LLC and Hoya Topco, LLC	*
10.43#	Form of Stock Option Cancellation Agreement	*
21.1	Subsidiaries	*
23.1	Consent of Deloitte & Touche LLP	*
24.1	Power of Attorney (included on the signature page of this Report)	*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)	*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350	**
97.1	Compensation Recovery Policy	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

The documents filed as exhibits to this Report are not intended to provide factual information other than with respect to the terms of the documents themselves, and should not be relied on for that purpose. In particular, any representations and warranties contained in any such document were made solely within the context of such document and do not apply in any other context or at any time other than the date on which they were made.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVID SEATS INC.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
(principal executive officer)
Date:	March 7, 2024

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stanley Chia and Lawrence Fey, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her, in any and all capacities, to sign any amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stanley Chia	Chief Executive and Director	March 7, 2024
Stanley Chia	(principal executive officer)

/s/ Lawrence Fey	Chief Financial Officer	March 7, 2024
Lawrence Fey	(principal financial officer)

/s/ Edward Pickus	Chief Accounting Officer	March 7, 2024
Edward Pickus	(principal accounting officer)

/s/ Mark Anderson	Director	March 7, 2024
Mark Anderson

/s/ Todd Boehly	Director	March 7, 2024
Todd Boehly

/s/ Jane DeFlorio	Director	March 7, 2024
Jane DeFlorio

/s/ Craig Dixon	Director	March 7, 2024
Craig Dixon

/s/ David Donnini	Director	March 7, 2024
David Donnini

/s/ Tom Ehrhart	Director	March 7, 2024
Tom Ehrhart

/s/ Julie Masino	Director	March 7, 2024
Julie Masino

/s/ Martin Taylor	Director	March 7, 2024
Martin Taylor