Form 10-Q
period 2024-03-31
Vivid Seats Inc.
filed 2024-05-07
CIK 1856031

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had outstanding 131,426,561 shares of Class A common stock, $0.0001 par value per share, net of treasury shares, and 76,225,000 shares of Class B common stock, $0.0001 par value per share.

forward-looking statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) regarding future events and the future results of Vivid Seats Inc. and its subsidiaries (collectively, “we,” “us” and “our”). Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “propose,” “seek,” “should,” “target,” “will” and “would,” as well as similar expressions which predict or indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements.

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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are not guarantees of future performance, conditions or results, and are subject to risks, uncertainties and assumptions that can be difficult to predict and/or are outside of our control. Therefore, actual results may differ materially from those contemplated by any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report or, in the case of statements incorporated by reference herein, as of the date of the incorporated document.

Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2024 (our “2023 Form 10-K”), as well as in our press releases and other filings with the SEC. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$154,028	$125,484
Restricted cash	6,851	6,950
Accounts receivable – net	69,649	58,481
Inventory – net	29,505	21,018
Prepaid expenses and other current assets	36,822	34,061
Total current assets	296,855	245,994
Property and equipment – net	9,831	10,156
Right-of-use assets – net	9,287	9,826
Intangible assets – net	233,719	241,155
Goodwill	944,129	947,359
Deferred tax assets	84,727	85,564
Investments	7,190	6,993
Other non-current assets	3,502	3,052
Total assets	$1,589,240	$1,550,099
Liabilities and equity
Current liabilities:
Accounts payable	$307,399	$257,514
Accrued expenses and other current liabilities	181,207	191,642
Deferred revenue	32,983	34,674
Current maturities of long-term debt	3,577	3,933
Total current liabilities	525,166	487,763
Long-term debt – net	264,008	264,632
Long-term lease liabilities	15,653	16,215
TRA liability	160,213	165,699
Other liabilities	28,061	29,031
Total long-term liabilities	467,935	475,577
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	456,588	481,742
Shareholders' equity
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 142,048,979 and 141,167,311 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	14	14
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 76,225,000 issued and outstanding at March 31, 2024 and December 31, 2023	8	8
Additional paid-in capital	1,130,137	1,096,430
Treasury stock, at cost, 8,006,497 and 7,291,497 shares at March 31, 2024 and December 31, 2023, respectively	(56,706)	(52,586)
Accumulated deficit	(933,519)	(939,596)
Accumulated other comprehensive income (loss)	(383)	747
Total Shareholders' equity	139,551	105,017
Total liabilities, Redeemable noncontrolling interests, and Shareholders' equity	$1,589,240	$1,550,099

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$190,852	$161,063
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	49,583	37,760
Marketing and selling	67,745	54,772
General and administrative	42,366	32,389
Depreciation and amortization	10,483	2,598
Change in fair value of contingent consideration	—	34
Income from operations	20,675	33,510
Other (income) expense:
Interest expense – net	5,082	3,280
Other (income) expense	2,582	(327)
Income before income taxes	13,011	30,557
Income tax expense	2,269	285
Net income	10,742	30,272
Net income attributable to redeemable noncontrolling interests	4,665	18,090
Net income attributable to Class A Common Stockholders	$6,077	$12,182

Income per Class A common stock:
Basic	$0.05	$0.16
Diluted	$0.04	$0.15
Weighted average Class A common stock outstanding:
Basic	134,068,276	77,410,820
Diluted	210,909,861	195,823,982

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$10,742	$30,272
Other comprehensive income:
Foreign currency translation adjustment	(1,865)	—
Unrealized gain on investments	92	—
Comprehensive income	$8,969	$30,272
Net income attributable to redeemable noncontrolling interests	4,665	18,090
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	(676)	—
Unrealized gain on investments attributable to redeemable noncontrolling interests	33	—
Comprehensive income attributable to Class A Common Stockholders	$4,947	$12,182

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data) (Unaudited)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)
Balances at January 1, 2023	$862,860	82,410,774	$8	118,200,000	$12	$663,908	(4,342,477)	$(32,494)	$(1,014,132)	$—	$(382,698)
Net income	18,090	—	—	—	—	—	—	—	12,182	—	12,182
Issuance of shares	—	491,502	1	—	—	—	—	—	—	—	1
Deemed contribution from former parent	577	—	—	—	—	391	—	—	—	—	391
Equity-based compensation	—	—	—	—	—	4,615	—	—	—	—	4,615
Repurchases of common stock	—	—	—			—	(949,020)	(7,612)	—	—	(7,612)
Distributions to non-controlling interests	(3,816)	—	—			—	—	—	—	—	—
Subsequent remeasurement of Redeemable noncontrolling interests	24,155	—	—	—	—	(24,155)	—	—	—	—	(24,155)
Balances at March 31, 2023	$901,866	82,902,276	$9	118,200,000	$12	$644,759	(5,291,497)	$(40,106)	$(1,001,950)	$—	$(397,276)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)
Balances at January 1, 2024	$481,742	141,167,311	$14	76,225,000	$8	$1,096,430	(7,291,497)	$(52,586)	$(939,596)	$747	$105,017
Net income	4,665	—	—	—	—	—	—	—	6,077	—	6,077
Issuance of shares	—	961,573	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(79,905)	—	—	—	(462)	—	—	—	—	(462)
Deemed contribution from former parent	75	—	—	—	—	133	—	—	—	—	133
Equity-based compensation	—	—	—	—	—	8,439	—	—	—	—	8,439
Repurchases of common stock	—	—	—	—	—	—	(715,000)	(4,120)	—	—	(4,120)
Distributions to non-controlling interests	(3,654)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	(643)	—	—	—	—	—	—	—	—	(1,130)	(1,130)
Subsequent remeasurement of Redeemable noncontrolling interests	(25,597)	—	—	—	—	25,597	—	—	—	—	25,597
Balances at March 31, 2024	$456,588	142,048,979	$14	76,225,000	$8	$1,130,137	(8,006,497)	$(56,706)	$(933,519)	$(383)	$139,551

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$10,742	$30,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,483	2,598
Amortization of leases	412	150
Amortization of deferred financing costs	236	226
Equity-based compensation expense	8,488	5,530
Change in fair value of warrants	(460)	(327)
Change in fair value of derivative asset	37	—
Change in fair value of contingent consideration	—	34
Loss on asset disposals	102	7
Deferred taxes	862	—
Non-cash interest income	(142)	—
Foreign currency revaluation loss	3,005	—
Change in assets and liabilities:
Accounts receivable	(11,448)	(10,000)
Inventory	(8,491)	(11,370)
Prepaid expenses and other current assets	(2,778)	(3,417)
Accounts payable	50,493	56,826
Accrued expenses and other current liabilities	(20,379)	444
Deferred revenue	(1,691)	(6,063)
Other non-current assets and liabilities	(306)	201
Net cash provided by operating activities	39,165	65,111
Cash flows from investing activities
Purchases of property and equipment	(92)	(215)
Purchases of personal seat licenses	(564)	(365)
Investments in developed technology	(4,631)	(2,027)
Net cash used in investing activities	(5,287)	(2,607)
Cash flows from financing activities
Payments of February 2022 First Lien Loan	(688)	(688)
Payments of Shoko Chukin Bank Loan	(281)	—
Repurchase of common stock	(3,105)	(7,612)
Payments for taxes related to net settlement of equity incentive awards	(462)	—
Payments of TRA liability	(77)	—
Cash paid for milestone payments	—	(2,500)
Net cash used in financing activities	(4,613)	(10,800)
Impact of foreign exchange on cash, cash equivalents, and restricted cash	(820)	—
Net increase in cash, cash equivalents, and restricted cash	28,445	51,704
Cash, cash equivalents, and restricted cash – beginning of period	132,434	252,290
Cash, cash equivalents, and restricted cash – end of period	$160,879	$303,994
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,074	$1,941
Cash paid for income tax	$623	$—
Cash paid for operating lease liabilities	$664	$234
Repurchase of common stock recorded in Accrued expenses and other current liabilities	$1,015	$—

The accompanying notes are an integral part of these financial statements.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

1. Background and Basis of Presentation

Vivid Seats Inc. (“VSI”) and its subsidiaries including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC and Vivid Seats LLC (collectively the “Company,” “us,” “we,” and “our”) provide an online ticket marketplace that enables buyers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages in the United States, Canada and Japan. In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers and partners within our online ticket marketplace, while enabling ticket sellers and partners to seamlessly manage their operations. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own.

We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements. These condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read together with the audited annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 8, 2024 (our “2023 Form 10-K”). These condensed consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. New Accounting Standards

Issued Accounting Standards Adopted

Acquired Contract Assets and Contract Liabilities

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the previous guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. We elected to adopt these requirements in the fourth quarter of 2023, with no material impact on our condensed consolidated financial statements.

Issued Accounting Standards Not Yet Adopted

Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting the amendments on our future condensed consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2025. We are currently evaluating the impact of adopting the new standard, which is expected to result in enhanced disclosures, on our future condensed consolidated financial statements.

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718)—Scope Application of Profits Interest and Similar Awards. The amendments are intended to improve the clarity of paragraph 718-10-15-3 and its application to profits interest or similar awards, primarily through the addition of an illustrative example. The amendments are effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of adopting the amendments on our future condensed consolidated financial statements.

3. Business Acquisitions

Vegas.com Acquisition

On November 3, 2023, we acquired VDC Holdco, LLC, the parent company of Vegas.com, LLC (together, “Vegas.com”), an online ticket marketplace headquartered in Las Vegas, Nevada. The purchase price was $248.3 million, comprising $152.8 million in cash and approximately 15.6 million shares of our Class A common stock. We financed the cash portion of the purchase price at closing with cash on hand. The purchase consideration allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets and acquired income tax assets and liabilities. As a result, these allocations are subject to change during the one-year measurement period. There were no changes to the preliminary purchase price allocation during the three months ended March 31, 2024.

Wavedash Acquisition

On September 8, 2023, we acquired WD Holdings Co., Ltd., the parent company of Wavedash Co., Ltd. (together, “Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan. The purchase price was JPY 10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on the acquisition date, before considering the net effect of cash acquired. We financed the purchase price at closing with cash on hand. The purchase consideration allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets and acquired income tax assets and liabilities. Acquired assets and liability amounts are also still being finalized. As a result, these allocations are subject to change during the one-year measurement period. There were no changes to the preliminary purchase price allocation during the three months ended March 31, 2024.

4. Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We have two reportable segments: Marketplace and Resale.

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers and partners through which we earn revenue processing ticket sales for live events and attractions and from facilitating the booking of hotel rooms and packages from our Owned Properties and from our Private Label Offering. Our Owned Properties consist of our websites and mobile applications, including Vivid Seats, Vegas.com and Wavedash, and our Private Label Offering consists of numerous distribution partners. The Owned Properties component of our Marketplace segment also includes our Vivid Picks daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries and provide customer service.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Marketplace revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Marketplace revenues:
Owned Properties	$126,571	$102,815
Private Label	33,441	33,766
Total Marketplace revenues	$160,012	$136,581

Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended March 31,
	2024	2023
Marketplace revenues:
Concerts	$68,029	$74,879
Sports	47,348	45,600
Theater	37,907	15,390
Other	6,728	712
Total Marketplace revenues	$160,012	$136,581

In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own. Resale revenues were $30.8 million and $24.5 million during the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, Deferred revenue in the Condensed Consolidated Balance Sheets was $33.0 million, which primarily relates to our Vivid Seats Rewards loyalty program. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue in the next seven years.

At December 31, 2023, $34.7 million was recorded as Deferred revenue, of which $8.5 million was recognized as revenue during the three months ended March 31, 2024. At December 31, 2022, $32.0 million was recorded as Deferred revenue, of which $10.9 million was recognized as revenue during the three months ended March 31, 2023.

5. Segment Reporting

Our reportable segments are Marketplace and Resale. In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers and partners through which we earn revenue processing ticket sales for live events and attractions and from facilitating the booking of hotel rooms and packages. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own. Revenues and contribution margin (defined as revenues less cost of revenues and marketing and selling expenses) are used by our Chief Operating Decision Maker (our “CODM”) to assess performance of the business.

We do not report our assets, capital expenditures, general and administrative expenses or related depreciation and amortization expenses by segment because our CODM does not use this information to evaluate the performance of our operating segments.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables represent our segment information (in thousands):

	Three Months Ended March 31, 2024
	Marketplace	Resale	Consolidated
Revenues	$160,012	$30,840	$190,852
Cost of revenues (exclusive of depreciation and amortization shown separately below)	26,141	23,442	49,583
Marketing and selling	67,745	—	67,745
Contribution margin	$66,126	$7,398	$73,524
General and administrative			42,366
Depreciation and amortization			10,483
Income from operations			20,675
Interest expense – net			5,082
Other expense			2,582
Income before income taxes			$13,011

	Three Months Ended March 31, 2023
	Marketplace	Resale	Consolidated
Revenues	$136,581	$24,482	$161,063
Cost of revenues (exclusive of depreciation and amortization shown separately below)	20,060	17,700	37,760
Marketing and selling	54,772	—	54,772
Contribution margin	$61,749	$6,782	$68,531
General and administrative			32,389
Depreciation and amortization			2,598
Change in fair value of contingent consideration			34
Income from operations			33,510
Interest expense – net			3,280
Other income			(327)
Income before income taxes			$30,557

Substantially all of our sales occur and assets reside in the United States.

6. Accounts Receivable - Net

The following table summarizes our accounts receivable balance, net of allowance for doubtful accounts (in thousands):

	March 31,	December 31,
	2024	2023
Uncollateralized payment processor obligations	$49,100	$32,810
Due from marketplace ticket sellers for cancellation charges	5,980	5,632
Due from distribution partners for cancellation charges	13,750	12,736
Event insurance and other commissions receivable	4,745	11,414
Allowance for credit losses	(10,853)	(10,074)
Other	6,927	5,963
Total Accounts Receivable	$69,649	$58,481

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

We recorded an allowance for credit losses of $10.9 million and $10.0 million at March 31, 2024 and December 31, 2023, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to buyers. The allowance for credit losses increased during three months ended March 31, 2024 due to an increase in uncollateralized payment processor obligations from higher recent sales volumes.

There were no write-offs for the three months ended March 31, 2024 and 2023.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Recovery of future customer compensation	$23,563	$25,750
Prepaid expenses	11,811	8,218
Other current assets	1,448	93
Total prepaid expenses and other current assets	$36,822	$34,061

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $2.2 million at March 31, 2024 compared to December 31, 2023 due to a decrease in estimated future cancellation rates. The provision related to these expected recoveries is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is included in our Marketplace segment. The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Goodwill
Balance at December 31, 2023	$947,359
Foreign currency translation	(3,230)
Balance at March 31, 2024	$944,129

We had recorded $377.1 million of cumulative impairment charges related to our goodwill as of March 31, 2024 and December 31, 2023.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Definite-Lived Intangible Assets

The following table summarizes components of our definite-lived intangible assets (in thousands):

	March 31, 2024	December 31, 2023
Definite-lived Intangible Assets
Supplier relationships	$57,123	$57,123
Customer relationships	34,620	34,620
Acquired developed technology	29,240	29,240
Capitalized development costs	31,835	28,912
Capitalized development costs – Work in progress	6,558	4,795
Foreign currency translation	(818)	1,315
Total gross book value	$158,558	$156,005
Less: Accumulated amortization
Supplier relationships	$(6,185)	$(2,881)
Customer relationships	(6,158)	(3,522)
Acquired developed technology	(4,424)	(2,551)
Capitalized development costs	(18,631)	(16,433)
Foreign currency translation	80	(97)
Total accumulated amortization	$(35,318)	$(25,484)
Indefinite-lived Intangible Assets
Trademarks	$110,538	$110,538
Foreign currency translation	(59)	96
Intangible assets – net	$233,719	$241,155

Amortization expense on our definite-lived intangible assets was $10.0 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense is presented in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

9. Investments

In July 2023, we invested $6.0 million in a privately held company in the form of a convertible promissory note (the “Note”) and a warrant to purchase up to 1,874,933 shares of the company’s stock (the “Warrant”). Interest on the Note accrues at 8% per annum and outstanding principal and accrued interest is due and payable at the earlier of July 3, 2030 or a change in control of the company. The Warrant is exercisable until the date three years after the Note is repaid, subject to certain accelerating events.

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities. The Note is classified as an available-for-sale security and is recorded at fair value with the change in unrealized gains and losses reported as a separate component on the Condensed Consolidated Statements of Comprehensive Income until realized. The Note’s unrealized gain for the three months ended March 31, 2024 was $0.1 million. The Note’s amortized cost was $2.8 million and $2.7 million at March 31, 2024 and December 31, 2023, respectively. We did not recognize any credit losses related to the Note during the three months ended March 31, 2024.

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging, pursuant to which we record the derivative instrument on the Condensed Consolidated Balance Sheets at fair value with changes in fair value recognized in Other (income) expense on the Condensed Consolidated Statements of Operations on a recurring basis. The classification of the derivative instrument, including whether it should be recorded as an asset or a liability, is evaluated at the end of each reporting period.

10. Fair Value Measurements

We account for financial instruments under ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Financial instruments recorded at fair value on recurring basis as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2024
Note	$—	$—	$3,102	$3,102
Warrant	—	—	4,088	4,088
	$—	$—	$7,190	$7,190

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2023
Note	$—	$—	$2,868	$2,868
Warrant	—	—	4,125	4,125
	$—	$—	$6,993	$6,993

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

The following table presents quantitative information about the significant unobservable inputs applied to these Level 3 fair value measurements:

Assets	Significant Unobservable Inputs	March 31, 2024	December 31, 2023
Note	Expected terms (years)	6.3	6.5
	Implied Yield	21.1%	21.7%
Warrant	Expected terms (years)	6.3	6.5
	Estimated volatility	55.0%	56.0%
	Risk-free rate	4.2%	3.9%
	Expected dividend yield	0%	0%

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table provides a reconciliation of the financial instruments measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Note	Warrant
Balance at January 1, 2024	$2,868	$4,125
Accretion of discount	22	—
Interest paid-in-kind	120	—
Total unrealized gains or losses:
Recognized in earnings	—	(37)
Recognized in Other comprehensive income	92	—
Balance at March 31, 2024	$3,102	$4,088

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of their short-term nature.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued marketing expense	$35,383	$39,210
Accrued customer credits	62,941	64,318
Accrued future customer compensation	31,426	33,010
Accrued payroll	6,493	17,381
Accrued operating expenses	20,307	20,828
Other current liabilities	24,657	16,895
Total accrued expenses and other current liabilities	$181,207	$191,642

Accrued customer credits represent credits issued and outstanding for cancellations or other service issues related to recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, or breakage, provided that the credits are not subject to escheatment. We estimate breakage based on historical usage trends and available data on comparable programs, and we recognize breakage in proportion to the pattern of redemption for customer credits. Our breakage estimates could be impacted by future activity differing from our estimates, the effects of which could be material.

During the three months ended March 31, 2024, $1.5 million of accrued customer credits were redeemed and we recognized $2.1 million of revenue from breakage. During the three months ended March 31, 2023, $2.6 million of accrued customer credits were redeemed and we recognized $4.6 million of revenue from breakage. Breakage amounts are net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions, which are based on historic experience, revenue volumes for future events and management’s estimate of the likelihood of future cancellations, are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the three months ended March 31, 2024 and 2023, we recognized a net decrease in revenue of $0.1 million and $0.8 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to cancellations where the performance obligations were satisfied in prior periods.

Other current liabilities primarily increased as a result of accrued, but not paid, tax distributions, and accrued TRA liability that is expected to be paid in the next 12 months.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

12. Debt

Our outstanding debt is comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
February 2022 First Lien Loan	$269,500	$270,188
Shoko Chukin Bank Loan	2,477	2,954
Total long-term debt, gross	271,977	273,142
Less: unamortized debt issuance costs	(4,392)	(4,577)
Total long-term debt, net of issuance costs	267,585	268,565
Less: current portion	(3,577)	(3,933)
Total long-term debt, net	$264,008	$264,632

June 2017 Term Loans

On June 30, 2017, we entered into a $575.0 million first lien debt facility, comprising a $50.0 million revolving credit facility and a $525.0 million term loan (the “June 2017 First Lien Loan”), and a second lien credit facility, comprising a $185.0 million second lien term loan (the “June 2017 Second Lien Loan”). The June 2017 First Lien Loan was amended to upsize the committed amount by $115.0 million on July 2, 2018. On October 28, 2019, we paid off the June 2017 Second Lien Loan balance. The revolving credit facility component of the first lien debt facility was retired on May 22, 2020. On October 18, 2021, we made an early principal payment related to the June 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the merger transaction with Horizon Acquisition Corporation (the “Merger Transaction”) and a related private investment in public equity. On February 3, 2022, we repaid the outstanding balance of $190.7 million from the June 2017 First Lien Loan and refinanced the remaining balance with a new $275.0 million term loan.

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a new $275.0 million term loan (the “February 2022 First Lien Loan”), which has a maturity date of February 3, 2029, and added a new $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027. At March 31, 2024, we had no outstanding borrowings under the Revolving Facility.

The terms of the February 2022 First Lien Loan specify a secured overnight financing rate (“SOFR”)-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the February 2022 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus 3.25%. The effective interest rate on the February 2022 First Lien Loan was 8.98% and 9.05% per annum at March 31, 2024 and December 31, 2023, respectively.

The February 2022 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. The fair value was estimated using quoted prices that are directly observable in the marketplace. Therefore, the fair value is estimated on a Level 2 basis. At March 31, 2024 and December 31, 2023, the fair value of the February 2022 First Lien Loan approximated the carrying value.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the February 2022 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

the loans or foreclosure on the collateral. As of March 31, 2024, we were in compliance with all debt covenants related to the February 2022 First Lien Loan.

Shoko Chukin Bank Loan

In connection with our acquisition of Wavedash, we assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 million (approximately $3.1 million), which has a maturity date of June 24, 2026 and is subject to a fixed interest rate of 1.27% per annum. Because the fair value was estimated using quoted prices that are directly observable in the marketplace, it is estimated on a Level 2 basis. At March 31, 2024 and December 31, 2023, the fair value of the Shoko Chukin Bank Loan approximated the carrying value.

13. Financial Instruments

We issued the following warrants during the year ended December 31, 2021 in connection with the Merger Transaction:

Public Warrants

We issued to former warrant holders of Horizon Acquisition Corporation warrants to purchase 18,132,776 shares of our Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”), of which warrants to purchase 5,166,666 shares were issued to Horizon Sponsor, LLC. The Public Warrants are traded on the Nasdaq Stock Market under the symbol “SEATW.” As of March 31, 2024, there were 6,766,853 Public Warrants outstanding.

Private Warrants

We issued to Horizon Sponsor, LLC warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share (the “Private Warrants”). As of March 31, 2024, there were 6,519,791 Private Warrants outstanding.

Exercise Warrants

We issued to Horizon Sponsor, LLC warrants to purchase 17,000,000 shares of our Class A common stock at an exercise price of $10.00 per share (the “$10 Exercise Warrants”) and warrants to purchase 17,000,000 shares of our Class A common stock at an exercise of $15.00 per share (the “$15 Exercise Warrants” and, together with the $10 Exercise Warrants, the “Exercise Warrants”). As of March 31, 2024, there were 17,000,000 $10 Exercise Warrants and 17,000,000 $15 Exercise Warrants outstanding.

Hoya Intermediate Warrants

Hoya Intermediate issued to Hoya Topco, LLC (“Hoya Topco”) warrants to purchase 3,000,000 Intermediate Units at an exercise price of $10.00 per unit (the “$10 Hoya Intermediate Warrants”) and warrants to purchase 3,000,000 Intermediate Units at an exercise of $15.00 per unit (the ”$15 Hoya Intermediate Warrants” and, together with the $10 Hoya Intermediate Warrants, the “Hoya Intermediate Warrants”).

A portion of the Hoya Intermediate Warrants, consisting of warrants to purchase 1,000,000 Intermediate Units at exercise prices of $10.00 and $15.00 per unit, respectively (the “Option Contingent Warrants”), were issued in tandem with stock options we issued to members of our management team (the “Management Options”). The Option Contingent Warrants only become exercisable by Hoya Topco if a Management Option is forfeited or expires unexercised.

On December 7, 2023, Hoya Topco voluntarily terminated a portion of the Hoya Intermediate Warrants, consisting of Option Contingent Warrants to purchase 1,000,000 Intermediate Units at exercise prices of $10.00 and $15.00 per unit, respectively.

As of March 31, 2024, there were 2,000,000 $10 Hoya Intermediate Warrants and 2,000,000 $15 Hoya Intermediate Warrants outstanding.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants:

	March 31,	December 31,	December 7,
	2024	2023	2023
Estimated volatility	50.0%	48.0%	48.0%
Expected term (years)	7.6	7.8	7.9
Risk-free rate	4.2%	3.9%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%

For the three months ended March 31, 2024, the fair value of the Hoya Intermediate Warrants decreased by $0.5 million, which is presented in Other (income) expense on the Condensed Consolidated Statements of Operations. For the three months ended March 2023, the fair value of both the Hoya Intermediate Warrants and the Option Contingent Warrants decreased by $0.3 million, which is presented in Other (income) expense on the Condensed Consolidated Statements of Operations.

Upon the valid exercise of a Hoya Intermediate Warrant for Intermediate Units, we will issue an equivalent number of shares of our Class B common stock to Hoya Topco.

Mirror Warrants

Hoya Intermediate issued to us warrants to purchase 17,000,000 of its common units (“Intermediate Units”) at an exercise price of $10.00 per unit (the “$10 Mirror Warrants”), warrants to purchase 17,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Mirror Warrants”), and warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (the “$11.50 Mirror Warrants” and, together with the $10 Mirror Warrants and the $15 Mirror Warrants, the “Mirror Warrants”). Upon the valid exercise of a Public, Private or Exercise Warrant, Hoya Intermediate will issue to us an equivalent number of Intermediate Units. Similarly, if a Public, Private or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered. As of March 31, 2024, there were 17,000,000 $10 Mirror Warrants, 17,000,000 $15 Mirror Warrants and 13,286,644 $11.50 Mirror Warrants outstanding.

14. Equity

Share Repurchase Programs

On February 29, 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of our Class A common stock, which program was publicly announced on March 5, 2024 and does not have a fixed expiration date (the “2024 Repurchase Program”). As of March 31, 2024, we have repurchased 0.7 million shares of our Class A Common Stock for $4.1 million under the 2024 Repurchase Program and paid less than $0.1 million in commissions. As of March 31, 2024, approximately $95.9 million remained available for future repurchases under the 2024 Repurchase Program.

On May 25, 2022, our Board authorized a share repurchase program for up to $40.0 million of our Class A common stock, which program was publicly announced on May 26, 2022 (the “2022 Repurchase Program”). The 2022 Repurchase Program’s authorization was fully utilized during 2022 and the three months ended March 31, 2023. Cumulatively under the 2022 Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions.

Share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of Accumulated other comprehensive income (loss) attributable to Class A Common Stockholders (in thousands):

	Unrealized gain on investments	Foreign currency translation adjustment	Total
Balance at January 1, 2024	$106	$641	$747
Other comprehensive income	59	(1,189)	(1,130)
Balance at March 31, 2024	$165	$(548)	$(383)

15. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on our business, financial position or results of operations other than those matters discussed herein.

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in August 2020. In January 2022, we issued coupons to certain members of the class. Other members of the class were notified in 2022 that they are eligible to submit a claim for a coupon. As of March 31, 2024 and December 31, 2023, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We have been a defendant in multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving the settlement of one such lawsuit was entered by the court in November 2021, pursuant to which we paid $4.5 million (after insurance) to fund a claims settlement pool in 2021 that was fully disbursed in 2022. A final order approving the settlement of another such lawsuit was entered by the court on January 31, 2023, pursuant to which we paid $3.3 million (after insurance) to cover legal and administrative fees and approved claims (payments for which were made in August 2023). We had no accrued liability as of March 31, 2024 and December 31, 2023 related to these matters.

We are a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. We deny these allegations and intend to vigorously defend against this lawsuit. Based on the information currently available, we are unable to reasonably estimate a possible loss or range of possible losses and no litigation reserve has been recorded in the Condensed Consolidated Balance Sheets related to this matter.

Other

In 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair Inc., which overturned previous case law that had precluded state and local governments from imposing sales tax collection requirements on retailers without a physical presence. In response, most jurisdictions have adopted laws that attempt to impose tax collection obligations on out-of-state companies, and we have registered and begun collecting tax where required by statute. It is reasonably possible that state or local governments will continue to adopt or interpret laws such that we are required to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more jurisdictions could result in material tax liabilities, including uncollected taxes on past sales, as well as penalties and interest. Based on our analysis of certain state and local regulations, specifically related to marketplace facilitators and ticket sales, we have recorded liabilities in all jurisdictions where we believe a risk of loss is probable. We continuously monitor state and local regulations and will implement required collection and remittance procedures if and when we are subject to such regulations.

As of March 31, 2024 and December 31, 2023, we had recorded a liability of $0.4 million and $3.2 million, respectively, related to uncollected local admissions taxes. This liability is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024,

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

we received an abatement related to uncollected amounts, which resulted in a reduction of the liability and a reduction in General and administrative expenses of $2.7 million.

16. Related-Party Transactions

Viral Nation Inc.

Viral Nation Inc. (“Viral Nation”) is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing and technology services. Todd Boehly, a member of our Board, serves on the board of directors of Viral Nation and is the Co-Founder, Chairman and CEO of Eldridge Industries, LLC (“Eldridge”), which owns greater than 10% of Viral Nation. We incurred an expense of $0.3 million and zero for these services during the three months ended March 31, 2024 and 2023, respectively, which is presented in Marketing and selling expenses in the Condensed Consolidated Statements of Operations.

Rolling Stone, LLC

Rolling Stone, LLC (“Rolling Stone”) is a high-profile magazine and media platform focused on music, film, television and news coverage. Todd Boehly, a member of our Board, is the Co-Founder, Chairman and CEO of Eldridge, which owns greater than 10% of Rolling Stone. We incurred an expense of zero and $0.3 million as part of our multifaceted partnership with Rolling Stone for the three months ended March 31, 2024 and 2023, respectively, which is presented in Marketing and selling expenses in the Condensed Consolidated Statements of Operations.

Los Angeles Dodgers

The Los Angeles Dodgers (the “Dodgers”) is a Major League Baseball team based in Los Angeles, California. Todd Boehly, a member of our Board, owns greater than 10% of the Dodgers. As part of our strategic partnership with the Dodgers, including our designation as an Official Ticket Marketplace of the Dodgers and certain other advertising, marketing, promotional and sponsorship benefits, we incurred zero expense for the three months ended March 31, 2024 and 2023, and recorded a prepaid expense of $1.9 million as of March 31, 2024, which is presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate shareholders. For more information, see “Tax Receivable Agreement” in Note 17, Income Taxes.

17. Income Taxes

For the three months ended March 31, 2024, we recorded a $2.3 million income tax expense in continuing operations. The effective income tax rate differs from the 21% U.S. federal statutory rate due to a non-controlling interest adjustment for VSI’s allocable share of Hoya Intermediate’s income and state taxes. For the three months ended March 31, 2023, we recorded a $0.3 million income tax expense in continuing operations. Our effective income tax rate differed from the 21% U.S. federal statutory rate due to a non-controlling interest adjustment for VSI’s allocable share of Hoya Intermediate’s income, partial release of valuation allowances due to year to date earnings, and state taxes.

As of March 31, 2024 and December 31, 2023, our deferred tax assets were primarily the result of our investment in partnership, tax receivable agreement, net operating losses, interest limitations and tax credit carryforwards. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2023, we maintained a valuation allowance against our U.S. net operating losses, interest limitations and tax credit carryforwards, which was released in the second quarter of 2023. Certain tax attributes remain subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 as a result of the historical acquisitions. We maintain a partial valuation allowance on our

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

investments in partnership related to the portion of the basis difference that we do not expect to realize on a more likely than not basis.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate shareholders that provides for our payment to such shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of March 31, 2024, we estimate that the tax savings associated with all tax attributes described above would require us to pay $165.7 million, primarily over the next 15 years. As of March 31, 2024, $5.5 million is due within the next 12 months.

18. Equity-Based Compensation

Our 2021 Incentive Award Plan, as amended (the “2021 Plan”), was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors and consultants. The 2021 Plan became effective on October 18, 2021 upon consummation of the Merger Transaction, and the First Amendment to the 2021 Plan became effective on February 5, 2024.

Restricted Stock Units

Restricted Stock Units (“RSUs”) are awards denominated in a hypothetical equivalent number of shares of our Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU converts into shares of our Class A Common stock upon vesting.

During the three months ended March 31, 2024, we granted 8.1 million RSUs to certain employees at a weighted average grant date fair value of $5.34 per share. In March 2023, we granted 2.5 million RSUs to certain employees at a weighted average grant date fair value of $7.17 per share. RSUs granted to employees vest over three years, with one-third vesting on the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through each vesting date.

A summary of activity for RSUs is as follows (in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	3,866	$8.35
Granted	8,126	5.34
Forfeited	(59)	7.79
Vested	(962)	7.88
Unvested at March 31, 2024	10,971	$6.16

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	2,551	$10.99
Granted	2,495	7.17
Forfeited	(30)	9.84
Vested	(492)	10.59
Unvested at March 31, 2023	4,524	$8.93

Stock Options

Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date.

On March 10, 2023, we granted 3.6 million stock options to certain employees with an exercise price of $7.17 per share and a grant date fair value of $3.30 per option. The stock options vest over three years, with one-third vesting on the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through each vesting date. The stock options have a contractual term of ten years from the grant date. The fair value of stock options granted is estimated on the grant date using the Black-Scholes model.

The following assumptions were used to calculate the fair value of the stock options granted on March 10, 2023:

Volatility	42.0%
Expected term (years)	5.9
Risk-free rate	3.9%
Dividend yield	0.0%

A summary of activity for stock options is as follows (in thousands, except per option data):

	Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,807	$8.02	9	$—
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding at March 31, 2024	8,807	$8.02	9	$—

	Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,125	$12.09	9	$—
Options granted	3,603	7.17
Options exercised	—	—
Options forfeited	—	—
Options expired	(29)	—
Outstanding at March 31, 2023	9,699	$10.26	9	$—

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Compensation Expense

For the three months ended March 31, 2024, equity-based compensation expense related to RSUs was $5.5 million compared to $2.7 million for the three months ended March 31, 2023. Unrecognized compensation expense relating to unvested RSUs as of March 31, 2024 was approximately $70.2 million, which is expected to be recognized over a weighted average period of approximately three years.

For the three months ended March 31, 2024, equity-based compensation expense related to stock options was $2.9 million compared to $1.8 million for the three months ended March 31, 2023. Unrecognized compensation expense relating to unvested stock options as of March 31, 2024 was $17.5 million, which is expected to be recognized over a weighted average period of approximately two years.

For the three months ended March 31, 2024 and 2023, equity-based compensation expense related to profits interests was $0.2 million and $1.0 million, respectively. Unrecognized compensation expense as of March 31, 2024 related to these profits interests was $0.8 million, which is expected to be recognized over a weighted average period of approximately two years.

For the three months ended March 31, 2024, equity-based compensation expense excludes $0.2 million related to capitalized development costs.

19. Earnings Per Share

We calculate basic and diluted net income per share of Class A common stock in accordance with ASC Topic 260, Earnings per Share. Because our Class B common stock does not have economic rights in VSI, it is not considered a participating security for basic and diluted income per share, and we do not present basic and diluted income per share of Class B common stock. However, holders of our Class B common stock are allocated income in Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net income attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net income in each quarterly period by Hoya Topco’s weighted average percentage ownership of Intermediate Units during the period. Hoya Topco has the right to exchange its Intermediate Units for shares of our Class A common stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by our Board, which as of March 31, 2024 consisted of a majority of directors nominated by affiliates of Hoya Topco and GTCR, LLC pursuant to our stockholders’ agreement. The ability to put Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of our Class A common stock and is subject to our Board’s approval.

The following table provides the net income attributable to Hoya Topco’s redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income—Hoya Intermediate	$12,870	$30,272
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income	36.2%	59.8%
Net income attributable to Hoya Topco's redeemable noncontrolling interests	$4,665	$18,090

Net income attributable to Class A common stockholders–basic is calculated by subtracting the portion of Hoya Intermediate’s net income attributable to redeemable noncontrolling interests from our total net income, which includes our net income for activities outside of our investment in Hoya Intermediate, including income tax expense for VSI’s portion of income, as well as the full results of Hoya Intermediate on a consolidated basis.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Net income per Class A common stock–diluted is based on the average number of shares of our Class A common stock used for the basic earnings per share calculation, adjusted for the weighted average number of Class A common share equivalents outstanding for the period determined using the treasury stock and if-converted methods, as applicable. Net income attributable to Class A common stockholders–diluted is adjusted for (i) our share of Hoya Intermediate’s consolidated net income after giving effect to Intermediate Units that convert into potential shares of our Class A common stock, to the extent it is dilutive, and (ii) the impact of changes in the fair value of Hoya Intermediate Warrants, to the extent they are dilutive.

The following table sets forth the computation of basic and diluted net income per share of Class A common stock for the periods in which shares of our Class A and Class B common stock were outstanding (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator—basic:
Net income	$10,742	$30,272
Less: Income attributable to redeemable noncontrolling interests	4,665	18,090
Net income attributable to Class A Common Stockholders—basic	6,077	12,182
Denominator—basic:
Weighted average Class A common stock outstanding—basic	134,068,276	77,410,820
Net income per Class A common stock—basic	$0.05	$0.16

Numerator—diluted:
Net income attributable to Class A Common Stockholders—basic	$6,077	$12,182
Net income effect of dilutive securities:
Effect of dilutive Noncontrolling Interest	3,248	16,849
Effect of RSUs	4	20
Net income attributable to Class A Common Stockholders—diluted	9,329	29,051
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	134,068,276	77,410,820
Weighted average effect of dilutive securities:
Effect of dilutive Noncontrolling Interest	76,225,000	118,200,000
Effect of RSUs	616,585	213,162
Weighted average Class A common stock outstanding—diluted	210,909,861	195,823,982
Net income per Class A common stock—diluted	$0.04	$0.15

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share of Class A common stock for the periods presented that could potentially dilute earnings per share in the future:

	Three Months Ended March 31,
	2024	2023
RSUs	3,830,006	991,301
Stock options	8,807,848	9,698,759
Public Warrants and Private Warrants	13,286,644	13,286,644
Exercise Warrants	34,000,000	34,000,000
Hoya Intermediate Warrants	4,000,000	6,000,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to help readers understand our financial condition and results of operations and is provided as an addition to, and should be read together with, our condensed consolidated financial statements and accompanying notes included elsewhere in this Report, as well as our audited consolidated financial statements and accompanying notes contained in our 2023 Form 10-K. This discussion contains forward-looking statements, which are subject to risks and uncertainties that could cause actual results or outcomes to differ materially from those contemplated by the forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this Report and our 2023 Form 10-K.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages, while enabling ticket sellers and partners to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net income and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Marketplace GOV*	$1,028,477	$855,528
Revenues	190,852	161,063
Net income	10,742	30,272
Adjusted EBITDA*	$38,920	$42,435

* See the “Key Business Metrics and Non-GAAP Financial Measure” section below for more information on Marketplace GOV and Adjusted EBITDA, which is a financial measure not defined under accounting principles generally accepted in the United States of America (“GAAP”).

Our Business Model

We operate our business in two segments, Marketplace and Resale.

Marketplace

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers and partners through which we earn revenue processing ticket sales for live events and attractions and from facilitating the booking of hotel rooms and packages from our Owned Properties and from our Private Label Offering. Our Owned Properties consist of our websites and mobile applications, including Vivid Seats, Vegas.com (as defined herein) and Wavedash (as defined herein), and our Private Label Offering consists of numerous distribution partners. The Owned Properties component of our Marketplace segment also includes our Vivid Picks daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries and provide customer service. We do not hold ticket inventory in our Marketplace segment.

We primarily earn revenue from service and delivery fees charged to ticket buyers. We also earn referral fee revenue by offering event ticket insurance to ticket buyers using a third-party insurance provider. The revenue we earn from our Vivid Picks daily fantasy sports offering is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives.

We incur costs for developing and maintaining our platform, providing back-office support and customer service, facilitating payments and deposits, and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

A key component of our platform is Skybox, a proprietary enterprise resource planning (“ERP“) tool used by the majority of ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing and fulfill orders across multiple ticket resale marketplaces. Professional ticket sellers use an ERP to manage their operations, and Skybox is their most widely adopted ERP.

Resale

In our Resale segment, we primarily acquire tickets to resell on secondary ticketing marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and our ongoing efforts to deliver industry-leading seller software and tools.

Key Business Metrics and Non-GAAP Financial Measure

We use the following metrics to evaluate our performance, identify trends, formulate financial projections and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following table summarizes our key business metrics and non-GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2024	2023
Marketplace GOV(1)	$1,028,477	$855,528
Total Marketplace orders(2)	2,876	2,275
Total Resale orders(3)	99	87
Adjusted EBITDA(4)	$38,920	$42,435
(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes and net of cancellations that occurred during that period. During the three months ended March 31, 2024, Marketplace GOV was negatively impacted by cancellations in the amount of $18.3 million compared to $12.1 million during the three months ended March 31, 2023.
(2)
Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of cancellations that occurred during that period. During the three months ended March 31, 2024, our Marketplace segment experienced 50,049 cancellations compared to 20,480 cancellations during the three months ended March 31, 2023.
(3)
Total Resale orders represents the volume of Resale segment orders in a period, net of cancellations that occurred during that period. During the three months ended March 31, 2024, our Resale segment experienced 872 cancellations compared to 685 cancellations during the three months ended March 31, 2023.
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

Marketplace GOV

Marketplace GOV is a key driver of our Marketplace segment revenue. Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes and net of cancellations that occurred during that period. Marketplace GOV reflects our ability to attract and retain customers, as well as the overall health of the industry.

Marketplace GOV can be impacted by seasonality. Typically, we experience slightly increased activity in the fourth quarter when all major sports leagues are in season and there is an increase in order volume for theater events during the holiday season and concert on-sales for the following year. Quarterly fluctuations in Marketplace GOV can also result from the popularity and demand of performers, tours, teams and events, the length and team composition of sports playoff series and championship games, and the number of cancellations.

Marketplace GOV increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of an increase in the number of orders processed, which for the three months ended March 31, 2024 included orders processed through Vegas.com and Wavedash.

Total Marketplace Orders

Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of cancellations that occurred during that period. An order can include one or more tickets, hotel rooms or parking passes. Total Marketplace orders allows us to monitor order volume and better identify trends within our Marketplace segment. Total Marketplace orders increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of an increase in the number of orders processed, which for the three months ended March 31, 2024 included orders processed through Vegas.com and Wavedash.

Total Resale Orders

Total Resale orders represents the volume of Resale segment orders in a period, net of cancellations that occurred during that period. An order can include one or more tickets or parking passes. Total Resale orders allows us to monitor order volume and better identify trends within our Resale segment. Total Resale orders increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of higher activity in our Resale segment.

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

The following table provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$10,742	$30,272
Income tax expense	2,269	285
Interest expense – net	5,082	3,280
Depreciation and amortization	10,483	2,598
Sales tax liability(1)	(2,732)	—
Transaction costs(2)	1,901	456
Equity-based compensation(3)	8,488	5,530
Litigation, settlements and related costs(4)	3	300
Change in fair value of warrants(5)	(460)	(327)
Change in fair value of derivative asset(6)	37	—
Change in fair value of contingent consideration(7)	—	34
Loss on asset disposals(8)	102	7
Foreign currency revaluation loss(9)	3,005	—
Adjusted EBITDA	$38,920	$42,435
(1)
We have historically incurred sales tax expense in jurisdictions where we expected to collect and remit indirect taxes, but were not yet collecting from customers. In the first quarter of 2024, we settled certain liabilities for local admissions taxes for less than our estimated liability recorded as of December 31, 2023.
(2)
Consists of legal, accounting, tax and other professional fees; personnel-related costs, which consist of retention bonuses; and integration costs. Transaction costs in both periods were primarily related to our acquisitions and strategic investments.
(3)
Relates to profits interests issued prior to our merger transaction with Horizon Acquisition Corporation (the “Merger Transaction”) and equity granted pursuant to our 2021 Incentive Award Plan, as amended (the “2021 Plan”), which are not considered indicative of our core operating performance.
(4)
Relates to external legal costs, settlement costs and insurance recoveries that were unrelated to our core business operations.
(5)
Relates to the revaluation of warrants to purchase common units (“Intermediate Units”) of Hoya Intermediate, LLC (“Hoya Intermediate”) held by Hoya Topco, LLC (“Hoya Topco”) following the Merger Transaction.
(6)
Relates to the revaluation of derivatives recorded at fair value.
(7)
Relates to the revaluation of Vivid Picks cash earnouts.
(8)
Relates to asset disposals, which are not considered indicative of our core operating performance.
(9)
Relates to unrealized foreign currency revaluation loss from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date.

Key Factors Affecting our Performance

During the three months ended March 31, 2024, there were no material changes to the “Key Factors Affecting Our Performance” disclosed in our 2023 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Recent Business Acquisitions

Vegas.com Acquisition

On November 3, 2023, we acquired VDC Holdco, LLC, the parent company of Vegas.com, LLC (together, “Vegas.com”), an online ticket marketplace for live event enthusiasts exploring Las Vegas, Nevada. The purchase price was $248.3 million, comprising $152.8 million in cash and approximately 15.6 million shares of our Class A common stock. We financed the cash portion of the purchase price at closing with cash on hand. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

Wavedash Acquisition

On September 8, 2023, we acquired WD Holdings Co., Ltd., the parent company of Wavedash Co., Ltd. (together, “Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan. The purchase price was JPY 10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on the acquisition date, before considering the net effect of cash acquired. We financed the purchase price at closing with cash on hand. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenues	$190,852	$161,063	$29,789	18%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	49,583	37,760	11,823	31%
Marketing and selling	67,745	54,772	12,973	24%
General and administrative	42,366	32,389	9,977	31%
Depreciation and amortization	10,483	2,598	7,885	304%
Change in fair value of contingent consideration	—	34	(34)	(100)%
Income from operations	20,675	33,510	(12,835)	(38)%
Other (income) expense:
Interest expense – net	5,082	3,280	1,802	55%
Other (income) expense	2,582	(327)	2,909	890%
Income before income taxes	13,011	30,557	(17,546)	(57)%
Income tax expense	2,269	285	1,984	696%
Net income	10,742	30,272	(19,530)	(65)%
Net income attributable to redeemable noncontrolling interests	4,665	18,090	(13,425)	(74)%
Net income attributable to Class A Common Stockholders	$6,077	$12,182	$(6,105)	(50)%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenues:
Marketplace	$160,012	$136,581	$23,431	17%
Resale	30,840	24,482	6,358	26%
Total revenues	$190,852	$161,063	$29,789	18%

Total revenues increased $29.8 million, or 18%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase, which occurred in both our Marketplace and Resale segments, resulted primarily from an increase in orders processed.

Marketplace

The following table presents Marketplace revenues by event category (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenues:
Concerts	$68,029	$74,879	$(6,850)	(9)%
Sports	47,348	45,600	1,748	4%
Theater	37,907	15,390	22,517	146%
Other	6,728	712	6,016	845%
Total Marketplace revenues	$160,012	$136,581	$23,431	17%

Marketplace revenues increased $23.4 million, or 17%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase resulted primarily from an increase in the number of orders processed, particularly for theater events, and that the three months ended March 31, 2024 included orders processed through Vegas.com and Wavedash.

Total Marketplace orders increased 0.6 million, or 26%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Cancellation charges, which are recognized as a reduction to revenues, were $9.2 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to lower customer credit breakage, as well as an increase in cancellations due primarily to the three months ended March 31, 2024 including cancellations through Vegas.com and Wavedash.

The following table presents Marketplace revenues by business model (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenues:
Owned Properties	$126,571	$102,815	$23,756	23%
Private Label	33,441	33,766	(325)	(1)%
Total Marketplace revenues	$160,012	$136,581	$23,431	17%

The increase in revenue from Owned Properties during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 resulted primarily from an increase in the number of orders processed and that the three months ended March 31, 2024 included orders processed through Vegas.com and Wavedash.

The decrease in revenue from Private Label during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 resulted primarily from the negative impact to revenue of customer credit breakage, which more than offset an increase in revenue from higher order volumes.

In our Marketplace segment, we also earn referral fee revenue by offering event ticket insurance to ticket buyers using a third-party insurance provider. Our referral fee revenue was $6.8 million and $7.2 million during the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to a decline in the insurance attachment rate to orders.

Resale

Resale revenues increased $6.4 million, or 26%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase resulted primarily from higher order volume.

Total Resale orders increased less than 0.1 million, or 14%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Cancellation charges, which are classified as a reduction to revenues, negatively impacted Resale revenues by $0.3 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. The decrease resulted primarily from fewer cancellations.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Cost of revenues:
Marketplace	$26,141	$20,060	$6,081	30%
Resale	23,442	17,700	5,742	32%
Total cost of revenues	$49,583	$37,760	$11,823	31%

Total cost of revenues increased $11.8 million, or 31%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase resulted primarily from higher revenues in both our Marketplace and Resale segments.

Marketplace

Marketplace cost of revenues increased $6.1 million, or 30%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was relatively consistent with the 20% increase in Marketplace GOV for the same period.

Resale

Resale cost of revenues increased $5.7 million, or 32%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was relatively consistent with the 26% increase in Resale revenues for the same period.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Marketing and selling:
Online	$61,904	$49,108	$12,796	26%
Offline	5,841	5,664	177	3%
Total marketing and selling	$67,745	$54,772	$12,973	24%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $13.0 million, or 24%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase primarily resulted from greater spending on online advertising, which increased by $12.8 million, or 26%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in spending on online advertising was relatively consistent with the 20% increase in Marketplace GOV over the same period as we scaled advertising to higher volumes, including volume associated with Vegas.com and Wavedash.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
General and administrative:
Personnel expenses	$32,601	$24,691	$7,910	32%
Non-income tax expense (benefit)	(2,379)	456	(2,835)	(622)%
Other	12,144	7,242	4,902	68%
Total general and administrative	$42,366	$32,389	$9,977	31%

Total general and administrative expenses increased $10.0 million, or 31%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to higher personnel expenses from higher employee headcount, including headcount added through our acquisitions of Vegas.com and Wavedash, and from higher equity-based compensation expense. Higher professional fees, including those incurred with our acquisitions of Vegas.com and Wavedash, are reflected in other expenses and also contributed to the increase.

Depreciation and Amortization

Depreciation and amortization expenses increased $7.9 million, or 304%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the intangibles acquired as part of our acquisitions of Vegas.com and Wavedash and, to a lesser extent, an increase in capitalized development activities related to our platform. The magnitude of the increase attributable to the amortization of acquired intangibles had a significant impact on net income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other (Income) Expense

Interest Expense – Net

Interest expense increased $1.8 million, or 55%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to higher interest rates, partially offset by interest earned on cash balances.

Other (Income) Expense

Other (income) expense increased $2.9 million, or 890%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the fair value remeasurement of warrants, net of foreign currency revaluation losses due to unrealized gains arising from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date.

Income Tax Expense (Benefit)

Income tax expense increased $2.0 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to our valuation allowance on our U.S. net operating losses, interest limitations and tax credit carryforwards as of March 31, 2023 that resulted in recording minimal income tax expense in the first quarter of 2023. The valuation allowance was subsequently released in the second quarter of 2023.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of March 31, 2024, we had $154.0 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions and highly liquid investments with maturities of three months or less. For the three months ended March 31, 2024, we generated positive cash flows from our operating activities.

Loan Agreements

On June 30, 2017, we entered into a $575.0 million first lien debt facility, which included a $525.0 million term loan (the “June 2017 First Lien Term Loan”). We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021. In the first quarter of 2022, we repaid $190.7 million of the outstanding June 2017 First Lien Loan. On February 3, 2022, we entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a new $275.0 million term loan (the “February 2022 First Lien Loan”), which has a maturity date of February 3, 2029, and added a new $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027. The terms of the February 2022 First Lien Loan specify a secured overnight financing rate (“SOFR”)-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. The February 2022 First Lien Loan requires quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the February 2022 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our assets. The February 2022 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus 3.25%.

In connection with our acquisition of Wavedash, we assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 million (approximately $3.1 million), which has a maturity date of June 24, 2026 and is subject to a fixed interest rate of 1.27% per annum.

As of March 31, 2024, we have the February 2022 First Lien Loan and the Shoko Chukin Bank Loan outstanding and we had no outstanding borrowings under the Revolving Facility.

Share Repurchase Programs

On February 29, 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of our Class A common stock, which program was publicly announced on March 5, 2024 and does not have a fixed expiration date (the “2024 Repurchase Program”). As of March 31, 2024, we have repurchased 0.7 million shares of our Class A Common Stock for $4.1 million under the 2024 Repurchase Program and paid less than $0.1 million in commissions. As of March 31, 2024, approximately $95.9 million remained available for future repurchases under the 2024 Repurchase Program.

On May 25, 2022, our Board authorized a share repurchase program for up to $40.0 million of our Class A common stock, which program was publicly announced on May 26, 2022 (the “2022 Repurchase Program”). The 2022 Repurchase Program’s authorization was fully utilized during 2022 and the three months ended March 31, 2023. Cumulatively under the 2022 Repurchase Program, we repurchased 5.3 million shares of our Class A common stock for $40.0 million and paid $0.1 million in commissions.

Share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets.

Distributions to Non-Controlling Interests

Pursuant to its Limited Liability Company Agreement, Hoya Intermediate is required to make pro rata tax distributions to its members, of which $3.7 million is owed to non-controlling interests as of March 31, 2024.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate shareholders that provides for our payment to such shareholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of March 31, 2024, we estimate that the tax savings associated with all tax attributes described above would require us to pay $165.7 million, primarily over the next 15 years. As of March 31, 2024, $5.5 million is due within the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$39,165	$65,111
Net cash used in investing activities	(5,287)	(2,607)
Net cash used in financing activities	(4,613)	(10,800)
Impact of foreign exchange on cash, cash equivalents, and restricted cash	(820)	—
Net increase in cash and cash equivalents	$28,445	$51,704

Cash Provided by Operating Activities

Net cash provided by operating activities was $39.2 million for the three months ended March 31, 2024 due to $10.7 million in net income, net non-cash charges of $23.0 million and net cash inflows from a $5.4 million change in net operating assets. The net cash inflows from the change in net operating assets were primarily due to an increase in accounts payable resulting from seasonal fluctuations.

Net cash provided by operating activities was $65.1 million for the three months ended March 31, 2023 due to $30.3 million in net income, net non-cash charges of $8.2 million and net cash inflows from a $26.6 million change in net operating assets. The net cash inflows from the change in net operating assets were primarily due to an increase in accounts payable resulting from seasonal fluctuations.

Cash Used in Investing Activities

Net cash used in investing activities was $5.3 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively, which was primarily related to capital spending on development activities related to our platform.

Cash Used in Financing Activities

Net cash used in financing activities was $4.6 million for the three months ended March 31, 2024, which was primarily related to the 2024 Repurchase Program.

Net cash used in financing activities for the three months ended March 31, 2023 was $10.8 million, which was primarily related to the 2022 Repurchase Program.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets and valuation allowances have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial statements. For a description of our critical accounting policies and estimates, see our 2023 Form 10-K. During the three months ended March 31, 2024, there were no material changes to the critical accounting policies disclosed in our 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 2, New Accounting Standards, to our unaudited condensed consolidated financial statements included elsewhere in this Report for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our primary market risk is interest rate risk associated with our long-term debt. We manage our exposure to this risk through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest rates.

Interest Rate Risk

Our market risk is affected by changes in interest rates. The February 2022 First Lien Loan bears a floating interest rate based on market rates plus an applicable spread. We will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate debt, which may adversely impact our financial results. A hypothetical 1% change in interest rates, assuming rates are above our interest rate floor, would have impacted our interest expense by $0.7 million based on amounts outstanding under the February 2022 First Lien Loan during the three months ended March 31, 2024.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, while certain of our international subsidiaries’ functional currency is their local currency. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.

We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Due to fluctuations in exchange rates resulting from the current macroeconomic environment, we may experience negative impacts on the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. dollars, as well as the revaluation adjustments on U.S. dollar denominated intercompany loans. Foreign currency translation adjustment included in the Condensed Consolidated Statements of Comprehensive Income was $(1.9) million during the three months ended March 31, 2024. As of March 31, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our foreign currency revaluation gain or loss, which is reflected in the Condensed Consolidated Statements of Operations, by $4.2 million.

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

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024 due to the material weakness in our internal control over financial reporting described below.

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

Remediation Activities

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. During the three months ended March 31, 2024, we continued to review our internal control procedures, to implement new controls and processes, to hire additional qualified personnel and to establish more robust processes to support our internal control over financial reporting, including by creating clearly defined roles and responsibilities and the appropriate segregation of duties. These actions have begun to be validated through testing and, when fully implemented, we believe they will be effective in remediating the material weakness. However, additional time is required to complete implementing the enhanced procedures and to test and ensure the effectiveness and sustainability of the improved controls. The material weakness will not be considered remediated until the applicable controls have been in place and operating for a sufficient period of time and management has concluded, through testing, that these controls are effective. We continue to devote significant time and attention to these efforts.

Changes in Internal Control over Financial Reporting

Except with respect to the continuing remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to review the internal control structures of Wavedash and Vegas.com and, if necessary, will make appropriate changes as we continue to integrate such businesses into our overall internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and uncertainties discussed in the “Risk Factors” section of our 2023 Form 10-K. These risks and uncertainties could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this Report. During the three months ended March 31, 2024, there were no material changes to the risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about repurchases of our common stock during the three months ended March 31, 2024 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2024	—	$—	—	$—
February 1-29, 2024	—	—	—	100,000
March 1-31, 2024	715,000	5.74	715,000	95,894
Total	715,000	$5.74	715,000	$95,894

(1) Excludes brokerage commissions and other costs of execution.

(2) On February 29, 2024, our Board authorized the 2024 Repurchase Program for up to $100.0 million of our Class A common stock. The 2024 Repurchase Program was publicly announced on March 5, 2024, does not have a fixed expiration date and does not obligate us to purchase any minimum number of shares. Under the 2024 Repurchase Program, we may repurchase shares in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 2, 2024, our Board approved, at the recommendation of its Compensation Committee, amendments to the employment agreements of certain of our executive officers, including Stanley Chia, our Chief Executive Officer, and Lawrence Fey, our Chief Financial Officer, to provide for the following enhanced benefits upon a termination without Cause or for Good Reason (each, as defined in the employment agreements) within one year prior to or following a Change in Control (as defined in the 2021 Plan): a lump-sum cash severance amount equal to a multiple of the executive’s annual base salary and target bonus (1.5x for our Chief Executive Officer and 1.0x for our Chief Financial Officer), and the full acceleration of the executive’s outstanding equity awards, in each case subject to the execution and non-revocation of a release of claims.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference			Filed / Furnished Herewith
		Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated April 21, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	S-4	2.1	5/28/2021
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

		S-4	2.2	5/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
3.3	Amended and Restated Bylaws	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement, dated October 14, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate of Vivid Seats Inc.	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate of Vivid Seats Inc.	10-K	4.3	3/15/2022
10.1#	First Amendment to Vivid Seats Inc. 2021 Incentive Award Plan	8-K	10.1	2/9/2024
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer				*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer				*
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer				**
32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer				**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
May 7, 2024

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
May 7, 2024