Form 10-Q
period 2024-06-30
Vivid Seats Inc.
filed 2024-08-06
CIK 1856031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, the registrant had outstanding 131,858,188 shares of Class A common stock, $0.0001 par value per share, net of treasury shares, and 76,225,000 shares of Class B common stock, $0.0001 par value per share.

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

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$234,289	$125,484
Restricted cash	6,136	6,950
Accounts receivable – net	68,628	58,481
Inventory – net	30,249	21,018
Prepaid expenses and other current assets	31,519	34,061
Total current assets	370,821	245,994
Property and equipment – net	9,663	10,156
Right-of-use assets – net	9,692	9,826
Intangible assets – net	227,054	241,155
Goodwill	941,507	947,359
Deferred tax assets	85,073	85,564
Investments	7,245	6,993
Other non-current assets	3,647	3,052
Total assets	$1,654,702	$1,550,099
Liabilities and equity
Current liabilities:
Accounts payable	$266,502	$257,514
Accrued expenses and other current liabilities	168,983	191,642
Deferred revenue	30,173	34,674
Current maturities of long-term debt	3,950	3,933
Total current liabilities	469,608	487,763
Long-term debt – net	386,506	264,632
Long-term lease liabilities	16,104	16,215
TRA liability	162,233	165,699
Other liabilities	26,146	29,031
Total long-term liabilities	590,989	475,577
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	438,294	481,742
Shareholders' equity
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 142,554,703 and 141,167,311 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	14	14
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 76,225,000 issued and outstanding at June 30, 2024 and December 31, 2023	8	8
Additional paid-in capital	1,164,240	1,096,430
Treasury stock, at cost, 10,750,153 and 7,291,497 shares at June 30, 2024 and December 31, 2023, respectively	(72,655)	(52,586)
Accumulated deficit	(934,580)	(939,596)
Accumulated other comprehensive income (loss)	(1,216)	747
Total Shareholders' equity	155,811	105,017
Total liabilities, Redeemable noncontrolling interests, and Shareholders' equity	$1,654,702	$1,550,099

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$198,316	$165,380	$389,168	$326,443
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	48,765	42,616	98,348	80,376
Marketing and selling	70,114	65,192	137,861	119,964
General and administrative	61,053	38,307	103,420	70,696
Depreciation and amortization	10,502	2,704	20,985	5,302
Change in fair value of contingent consideration	—	(1,052)	—	(1,018)
Income from operations	7,882	17,613	28,554	51,123
Other expense:			-
Interest expense – net	5,324	2,772	10,406	6,052
Other expense	3,202	1,000	5,784	673
Income (loss) before income taxes	(644)	13,841	12,364	44,398
Income tax expense (benefit)	577	(24,485)	2,846	(24,200)
Net income (loss)	(1,221)	38,326	9,518	68,598
Net income (loss) attributable to redeemable noncontrolling interests	(160)	7,614	4,505	25,704
Net income (loss) attributable to Class A Common Stockholders	$(1,061)	$30,712	$5,013	$42,894

Net income (loss) per Class A common stock:
Basic	$(0.01)	$0.36	$0.04	$0.53
Diluted	$(0.01)	$0.20	$0.04	$0.35
Weighted average Class A common stock outstanding:
Basic	131,802,620	85,269,196	132,935,446	81,319,369
Diluted	208,027,620	196,377,470	209,937,710	196,128,259

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(1,221)	$38,326	$9,518	$68,598
Other comprehensive loss:
Foreign currency translation adjustment	(1,258)	—	(3,123)	—
Unrealized gain (loss) on investments	(50)	—	42	—
Comprehensive income (loss)	$(2,529)	$38,326	$6,437	$68,598
Net income (loss) attributable to redeemable noncontrolling interests	(160)	7,614	4,505	25,704
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	(458)	—	(1,134)	—
Unrealized gain (loss) on investments attributable to redeemable noncontrolling interests	(18)	—	15	—
Comprehensive income (loss) attributable to Class A Common Stockholders	$(1,893)	$30,712	$3,051	$42,894

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data) (Unaudited)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' deficit
Balances at January 1, 2023	$862,860	82,410,774	$8	118,200,000	$12	$663,908	(4,342,477)	$(32,494)	$(1,014,132)	$—	$(382,698)
Net income	18,090	—	—	—	—	—	—	—	12,182	—	12,182
Issuance of shares	—	491,502	1	—	—	—	—	—	—	—	1
Deemed contribution from former parent	577	—	—	—	—	391	—	—	—	—	391
Equity-based compensation	—	—	—	—	—	4,615	—	—	—	—	4,615
Repurchases of common stock	—	—	—	—	—	—	(949,020)	(7,612)	—	—	(7,612)
Distributions to non-controlling interests	(3,816)	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of Redeemable noncontrolling interests	24,155	—	—	—	—	(24,155)	—	—	—	—	(24,155)
Balances at March 31, 2023	$901,866	82,902,276	$9	118,200,000	$12	$644,759	(5,291,497)	$(40,106)	$(1,001,950)	$—	$(397,276)
Net income	7,614	—	—	—	—	—	—	—	30,712	—	30,712
Issuance of shares	—	309,529	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	544	—	—	—	—	431	—	—	—	—	431
Secondary Offering of Class A common stock	(145,064)	18,400,000	2	(18,400,000)	(2)	145,064	—	—	—	—	145,064
Equity-based compensation	—	—	—	—	—	6,524	—	—	—	—	6,524
Distributions to non-controlling interests	(7,200)	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of Redeemable noncontrolling interests	32,656	—	—	—	—	(32,656)	—	—	—	—	(32,656)
Establishment of liabilities under the Tax Receivable Agreement, net of tax and other tax impact of the Secondary Offering (Note 17)	—	—	—	—	—	(46,132)	—	—	—	—	(46,132)
Balances at June 30, 2023	$790,416	101,611,805	$11	99,800,000	$10	$717,990	(5,291,497)	$(40,106)	$(971,238)	$—	$(293,333)

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data) (Unaudited)

		Class A Common Stock		Class B Common Stock			Treasury Stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balances at January 1, 2024	$481,742	141,167,311	$14	76,225,000	$8	$1,096,430	(7,291,497)	$(52,586)	$(939,596)	$747	$105,017
Net income	4,665	—	—	—	—	—	—	—	6,077	—	6,077
Issuance of shares	—	961,573	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(79,905)	—	—	—	(462)	—	—	—	—	(462)
Deemed contribution from former parent	75	—	—	—	—	133	—	—	—	—	133
Equity-based compensation	—	—	—	—	—	8,439	—	—	—	—	8,439
Repurchases of common stock	—	—	—	—	—	—	(715,000)	(4,120)	—	—	(4,120)
Distributions to non-controlling interest	(3,654)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(643)	—	—	—	—	—	—	—	—	(1,130)	(1,130)
Subsequent remeasurement of Redeemable noncontrolling interests, net of tax impacts	(25,597)	—	—	—	—	25,597	—	—	—	—	25,597
Balances at March 31, 2024	$456,588	142,048,979	$14	76,225,000	$8	$1,130,137	(8,006,497)	$(56,706)	$(933,519)	$(383)	$139,551
Net loss	(160)	—	—	—	—	—	—	—	(1,061)	—	(1,061)
Issuance of shares	—	524,906	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(19,182)	—	—	—	(104)	—	—	—	—	(104)
Deemed contribution from former parent	2,959	—	—	—	—	5,113	—	—	—	—	5,113
Equity-based compensation	—	—	—	—	—	11,237	—	—	—	—	11,237
Repurchases of common stock	—	—	—	—	—	—	(2,743,656)	(15,949)	—	—	(15,949)
Distributions to non-controlling interest	(2,760)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(476)	—	—	—	—	—	—	—	—	(833)	(833)
Subsequent remeasurement of Redeemable noncontrolling interests, net of tax impacts	(17,857)	—	—	—	—	17,857	—	—	—	—	17,857
Balances at June 30, 2024	$438,294	142,554,703	$14	76,225,000	$8	$1,164,240	(10,750,153)	$(72,655)	$(934,580)	$(1,216)	$155,811

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$9,518	$68,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,985	5,302
Amortization of leases	843	295
Amortization of deferred financing costs	453	453
Equity-based compensation expense	27,600	12,910
Change in fair value of warrants	(1,761)	673
Loss on asset disposals	122	17
Deferred taxes	156	(24,577)
Change in fair value of derivative asset	81	—
Non-cash interest income	(291)	—
Foreign currency revaluation loss	5,798	—
Change in fair value of contingent consideration	—	(1,018)
Change in assets and liabilities:
Accounts receivable – net	(10,644)	(9,770)
Inventory – net	(9,245)	(15,227)
Prepaid expenses and other current assets	2,541	(16,696)
Accounts payable	10,084	42,905
Accrued expenses and other current liabilities	(25,803)	13,586
Deferred revenue	(4,505)	(1,913)
Other non-current assets and liabilities	(573)	7,132
Net cash provided by operating activities	25,359	82,670
Cash flows from investing activities
Purchases of property and equipment	(378)	(606)
Purchases of personal seat licenses	(737)	(486)
Investments in developed technology	(9,433)	(4,491)
Net cash used in investing activities	(10,548)	(5,583)
Cash flows from financing activities
Payments of February 2022 First Lien Loan	(689)	(1,375)
Repurchase of common stock as treasury stock	(20,069)	(7,612)
Tax distributions	(6,414)	(11,016)
Payments of Shoko Chukin Bank Loan	(2,655)	—
Payments for taxes related to net settlement of equity incentive awards	(565)	—
Proceeds from June 2024 First Lien Loan	125,500	—
Payments of deferred financing costs and other debt-related costs	(315)	—
Payment of liabilities under Tax Receivable Agreement	(77)	—
Cash paid for milestone payments	—	(2,500)
Net cash provided by (used in) financing activities	94,716	(22,503)
Impact of foreign exchange on cash, cash equivalents, and restricted cash	(1,536)	—
Net increase in cash, cash equivalents, and restricted cash	107,991	54,584
Cash, cash equivalents, and restricted cash – beginning of period	132,434	252,290
Cash, cash equivalents, and restricted cash – end of period	$240,425	$306,874
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,108	$7,261
Cash paid for income tax	$3,285	$401
Cash paid for operating lease liabilities	$1,527	$459
Right-of-use assets obtained in exchange for lease obligations	$935	$—
Establishment of liabilities under Tax Receivable Agreement	$—	$98,977
Establishment of deferred tax asset under Tax Receivable Agreement and Secondary Offering	$—	$52,845

The accompanying notes are an integral part of these financial statements.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

1. Background and Basis of Presentation

Vivid Seats Inc. (“VSI”) and its subsidiaries including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC and Vivid Seats LLC (collectively the “Company,” “us,” “we” and “our”) provide an online ticket marketplace that enables buyers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages in the United States, Canada and Japan. In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers and partners within our online ticket marketplace, while enabling ticket sellers and partners to seamlessly manage their operations. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own.

We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements. In our opinion, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. The results reflected in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read together with the audited annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 8, 2024 (our “2023 Form 10-K”). These condensed consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. New Accounting Standards

Issued Accounting Standards Adopted

Acquired Contract Assets and Contract Liabilities

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the previous guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. We elected to adopt these requirements during the three months ended December 31, 2023, with no material impact on our condensed consolidated financial statements.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2025. We are currently evaluating the impact of adopting the new amendments, which are expected to result in enhanced disclosures, on our future condensed consolidated financial statements.

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

3. Business Acquisitions

Vegas.com Acquisition

On November 3, 2023, we acquired VDC Holdco, LLC, the parent company of Vegas.com, LLC (together, “Vegas.com”), an online ticket marketplace headquartered in Las Vegas, Nevada. The purchase price was $248.3 million, comprising $152.8 million in cash and approximately 15.6 million shares of our Class A common stock. We financed the cash portion of the purchase price at closing with cash on hand. The purchase consideration allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets and acquired income tax assets and liabilities. As a result, these allocations are subject to change during the one-year measurement period. There were no changes to the preliminary purchase price allocation during the six months ended June 30, 2024.

Wavedash Acquisition

On September 8, 2023, we acquired WD Holdings Co., Ltd., the parent company of Wavedash Co., Ltd. (together, “Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan. The purchase price was JPY 10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on the acquisition date, before considering the net effect of cash acquired. We financed the purchase price at closing with cash on hand. The purchase consideration allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain intangible assets and acquired income tax assets and liabilities. Acquired assets and liability amounts are also still being finalized. As a result, these allocations are subject to change during the one-year measurement period. There were no changes to the preliminary purchase price allocation during the six months ended June 30, 2024.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

segment also includes our Vivid Picks daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries and provide customer service.

Marketplace revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketplace revenues:
Owned Properties	$138,587	$103,413	$265,158	$206,228
Private Label	31,459	35,737	64,900	69,503
Total Marketplace revenues	$170,046	$139,150	$330,058	$275,731

Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketplace revenues:
Concerts	$80,803	$77,741	$148,832	$152,620
Sports	51,457	45,349	98,805	90,949
Theater	30,932	15,527	68,839	30,917
Other	6,854	533	13,582	1,245
Total Marketplace revenues	$170,046	$139,150	$330,058	$275,731

In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own. Resale revenues were $28.3 million and $59.1 million during the three and six months ended June 30, 2024, respectively, and $26.2 million and $50.7 million during the three and six months ended June 30, 2023, respectively.

At June 30, 2024, Deferred revenue was $30.2 million, which primarily relates to our Vivid Seats Rewards loyalty program. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue in the next seven years.

At December 31, 2023, $34.7 million was recorded as Deferred revenue, of which of which $5.6 million and $14.1 million was recognized as revenue during the three and six months ended June 30, 2024, respectively. At December 31, 2022, $32.0 million was recorded as Deferred revenue, of which $0.8 million and $11.7 million was recognized as revenue during the three and six months ended June 30, 2023, respectively.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables represent our segment information (in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$170,046	$28,270	$198,316	$330,058	$59,110	$389,168
Cost of revenues (exclusive of depreciation and amortization shown separately below)	25,163	23,602	48,765	51,304	47,044	98,348
Marketing and selling	70,114	—	70,114	137,861	—	137,861
Contribution margin	$74,769	$4,668	$79,437	$140,893	$12,066	$152,959
General and administrative			61,053			103,420
Depreciation and amortization			10,502			20,985
Income from operations			7,882			28,554
Interest expense – net			5,324			10,406
Other expense			3,202			5,784
Income (loss) before income taxes			$(644)			$12,364

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$139,150	$26,230	$165,380	$275,731	$50,712	$326,443
Cost of revenues (exclusive of depreciation and amortization shown separately below)	22,766	19,850	42,616	42,826	37,550	80,376
Marketing and selling	65,192	—	65,192	119,964	—	119,964
Contribution margin	$51,192	$6,380	$57,572	$112,941	$13,162	$126,103
General and administrative			38,307			70,696
Depreciation and amortization			2,704			5,302
Change in fair value of contingent consideration			(1,052)			(1,018)
Income from operations			17,613			51,123
Interest expense – net			2,772			6,052
Other expense			1,000			673
Income before income taxes			$13,841			$44,398

Substantially all of our sales occur and assets reside in the United States.

6. Accounts Receivable - Net

The following table summarizes our accounts receivable balance, net of allowance for doubtful accounts (in thousands):

	June 30,	December 31,
	2024	2023
Uncollateralized payment processor obligations	$44,246	$32,810
Due from marketplace ticket sellers for cancellation charges	7,276	5,632
Due from distribution partners for cancellation charges	12,985	12,736
Event insurance and other commissions receivable	5,534	11,414
Allowance for credit losses	(11,090)	(10,074)
Other	9,677	5,963
Total accounts receivable – net	$68,628	$58,481

We recorded an allowance for credit losses of $11.0 million and $10.0 million at June 30, 2024 and December 31, 2023, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credits previously issued to buyers.

There were no write-offs for the three and six months ended June 30, 2024 and 2023.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Recovery of future customer compensation	$22,552	$25,750
Prepaid expenses	8,018	8,218
Other current assets	949	93
Total prepaid expenses and other current assets	$31,519	$34,061

Recovery of future customer compensation represents expected recoveries of compensation from ticket sellers and partners for cancellation charges related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $3.2 million at June 30, 2024 compared to December 31, 2023 due to a decrease in estimated future cancellation rates. A related provision for expected compensation to customers is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is included in our Marketplace segment. The following tables summarize the changes in the carrying amount of goodwill (in thousands):

Goodwill
Balance at December 31, 2023	$947,359
Foreign currency translation	(5,852)
Balance at June 30, 2024	$941,507

We had recorded $377.1 million of cumulative impairment charges related to our goodwill as of June 30, 2024 and December 31, 2023.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Definite-Lived Intangible Assets

The following table summarizes components of our definite-lived intangible assets (in thousands):

	June 30,	December 31,
	2024	2023
Definite-lived intangible assets
Supplier relationships	$57,123	$57,123
Customer relationships	34,620	34,620
Acquired developed technology	29,240	29,240
Capitalized development costs	35,115	28,912
Capitalized development costs – work in progress	8,272	4,795
Foreign currency translation	(2,545)	1,315
Total gross book value	$161,825	$156,005
Less: accumulated amortization
Supplier relationships	$(9,437)	$(2,881)
Customer relationships	(8,778)	(3,522)
Acquired developed technology	(6,279)	(2,551)
Capitalized development costs	(20,966)	(16,433)
Foreign currency translation	336	(97)
Total accumulated amortization	$(45,124)	$(25,484)
Indefinite-lived intangible assets
Trademarks	$110,537	$110,538
Foreign currency translation	(184)	96
Intangible assets – net	$227,054	$241,155

Amortization expense on our definite-lived intangible assets was $10.1 million and $20.1 million for the three and six months ended June 30, 2024, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2023, respectively. Amortization expense is presented in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

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

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities. The Note is classified as an available-for-sale security and is recorded at fair value with the change in unrealized gains and losses reported as a separate component on the Condensed Consolidated Statements of Comprehensive Income (Loss) until realized. The Note’s unrealized gain for the three and six months ended June 30, 2024 was less than $0.1 million. The Note’s amortized cost was $3.0 million and $2.7 million at June 30, 2024 and December 31, 2023, respectively. We did not recognize any credit losses related to the Note during the six months ended June 30, 2024.

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging, pursuant to which we record the derivative instrument on the Condensed Consolidated Balance Sheets at fair value with changes in fair value recognized in Other expense on the Condensed Consolidated Statements of Operations on a recurring basis. The classification of the derivative instrument, including whether it should be recorded as an asset or a liability, is evaluated at the end of each reporting period.

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

Financial instruments recorded at fair value on recurring basis as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2024
Note	$—	$—	$3,200	$3,200
Warrant	—	—	4,044	4,044
	$—	$—	$7,244	$7,244

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2023
Note	$—	$—	$2,868	$2,868
Warrant	—	—	4,125	4,125
	$—	$—	$6,993	$6,993

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

The following table presents quantitative information about the significant unobservable inputs applied to these Level 3 fair value measurements:

	Significant
	Unobservable	June 30,	December 31,
Asset	Inputs	2024	2023
Note	Expected terms (years)	6.0	6.5
	Implied Yield	21.5%	21.7%
Warrant	Expected terms (years)	6.0	6.5
	Estimated volatility	56.0%	56.0%
	Risk-free rate	4.3%	3.9%
	Expected dividend yield	0%	0%

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table provides a reconciliation of the financial instruments measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Note	Warrant
Balance at January 1, 2024	$2,868	$4,125
Accretion of discount	51	—
Interest paid-in-kind	239	—
Total unrealized gains or losses:
Recognized in earnings	—	(81)
Recognized in Other comprehensive loss	42	—
Balance at June 30, 2024	$3,200	$4,044

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of their short-term nature.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued marketing expense	$36,549	$39,210
Accrued customer credits	58,620	64,318
Accrued future customer compensation	28,833	33,010
Accrued payroll	10,813	17,381
Accrued operating expenses	17,308	20,828
Other current liabilities	16,860	16,895
Total accrued expenses and other current liabilities	$168,983	$191,642

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

During the three and six months ended June 30, 2024, $1.5 million and $3.0 million of accrued customer credits were redeemed, respectively, and we recognized $4.5 million and $6.5 million of revenue from breakage, respectively. During the three and six months ended June 30, 2023, $2.6 million and $5.2 million of accrued customer credits were redeemed, respectively, and we recognized $6.1 million and $10.7 million of revenue from breakage, respectively. Breakage amounts are net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions, which are based on historic experience, revenue volumes for future events and management’s estimate of the likelihood of future cancellations, are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations from ticket sellers and partners are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the three and six months ended June 30, 2024, we recognized a net increase in revenue of $0.6 million and $0.3 million, respectively, and during the three and six months ended June 30, 2023, we recognized a net increase in revenue of $1.1 million and a net decrease in revenue of $0.2 million, respectively, in each case from the reversals of previously recorded revenue and changes to accrued

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

12. Debt

Our outstanding debt is comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
February 2022 First Lien Loan	$—	$270,188
Shoko Chukin Bank Loan	—	2,954
June 2024 First Lien Loan	395,000	—
Total long-term debt, gross	395,000	273,142
Less: unamortized debt issuance costs	(4,544)	(4,577)
Total long-term debt, net of issuance costs	390,456	268,565
Less: current portion	(3,950)	(3,933)
Total long-term debt, net	$386,506	$264,632

June 2017 Term Loans

In June 2017, we entered into a $575.0 million first lien debt facility, comprising a $50.0 million revolving credit facility and a $525.0 million term loan (the “June 2017 First Lien Loan”), and a second lien credit facility, comprising a $185.0 million second lien term loan (the “June 2017 Second Lien Loan”). The June 2017 First Lien Loan was amended to upsize the committed amount by $115.0 million in July 2018. In October 2019, we paid off the June 2017 Second Lien Loan balance. The revolving credit facility component of the first lien debt facility was retired in May 2020. In October 2021, we made an early principal payment related to the June 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the merger transaction with Horizon Acquisition Corporation (the “Merger Transaction”) and a related private investment in public equity. On February 3, 2022, we repaid the outstanding balance of $190.7 million from the June 2017 First Lien Loan and refinanced the remaining balance with a $275.0 million term loan (as discussed in the “February 2022 First Lien Loan” section below).

February 2022 First Lien Loan

On February 3, 2022, we entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a $275.0 million term loan (the “February 2022 First Lien Loan”) and added a $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027. On June 14, 2024, we refinanced the remaining $269.5 million balance of the February 2022 First Lien Loan, which carried an interest rate of SOFR (as defined herein and subject to a 0.5% floor) plus a margin of 3.25%, with a $395.0 million term loan (as discussed in the “June 2024 First Lien Loan” section below).

June 2024 First Lien Loan

On June 14, 2024, we entered into an amendment which refinanced the remaining balance of the February 2022 First Lien Loan with a $395.0 million term loan (the “June 2024 First Lien Loan”) with a maturity date of February 3, 2029.

The terms of the June 2024 First Lien Loan specify a secured overnight financing rate (“SOFR”)-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the June 2024 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries (collectively, the “Guarantors”). The June 2024 First Lien Loan requires quarterly amortization payments of $1.0 million. The Revolving Facility does not require periodic payments. All obligations under the June 2024 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets. The June 2024 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 3.00%; provided that such margin may be reduced to 2.75% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Ba3/BB- (in each case, stable or better). The effective interest rate on the June 2024 First Lien Loan was 8.64% per annum at June 30, 2024.

The June 2024 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Because the fair value was estimated using quoted prices that are directly observable in the marketplace, it is estimated on a Level 2 basis. At June 30, 2024, the fair value of the June 2024 First Lien Loan approximated the carrying value.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the June 2024 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of June 30, 2024, we were in compliance with all debt covenants related to the June 2024 First Lien Loan and had no outstanding borrowings under the Revolving Facility.

The refinancing of the February 2022 First Lien Loan with the June 2024 First Lien Loan was accounted for as a debt modification. We recognized an expense of $1.7 million for third-party fees incurred in relation to the debt modification during the three and six months ended June 30, 2024, which is presented in Other expense on the Condensed Consolidated Statements of Operations.

Shoko Chukin Bank Loan

In connection with our acquisition of Wavedash, we assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 million (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.27% per annum. On April 4, 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety.

13. Financial Instruments

We issued the following warrants during the year ended December 31, 2021 in connection with the Merger Transaction:

Public Warrants

We issued to former warrant holders of Horizon Acquisition Corporation warrants to purchase 18,132,776 shares of our Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”), of which warrants to purchase 5,166,666 shares were issued to Horizon Sponsor, LLC. The Public Warrants are traded on the Nasdaq Stock Market under the symbol “SEATW.” As of June 30, 2024, there were 6,766,853 Public Warrants outstanding.

Private Warrants

We issued to Horizon Sponsor, LLC warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share (the “Private Warrants”). As of June 30, 2024, there were 6,519,791 Private Warrants outstanding.

Exercise Warrants

We issued to Horizon Sponsor, LLC warrants to purchase 17,000,000 shares of our Class A common stock at an exercise price of $10.00 per share (the “$10 Exercise Warrants”) and warrants to purchase 17,000,000 shares of our Class A common stock at an exercise of $15.00 per share (the “$15 Exercise Warrants” and, together with the $10 Exercise Warrants, the “Exercise Warrants”). As of June 30, 2024, there were 34,000,000 Exercise Warrants outstanding (comprised of 17,000,000 $10 Exercise Warrants and 17,000,000 $15 Exercise Warrants).

Hoya Intermediate Warrants

Hoya Intermediate issued to Hoya Topco, LLC (“Hoya Topco”) warrants to purchase 3,000,000 Intermediate Units at an exercise price of $10.00 per unit (the “$10 Hoya Intermediate Warrants”) and warrants to purchase 3,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Hoya Intermediate Warrants” and, together with the $10 Hoya Intermediate Warrants, the “Hoya Intermediate Warrants”).

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

As of June 30, 2024, there were 4,000,000 Hoya Intermediate Warrants outstanding (comprised of 2,000,000 $10 Hoya Intermediate Warrants and 2,000,000 $15 Hoya Intermediate Warrants).

The following assumptions were used to calculate the fair value of the Hoya Intermediate Warrants:

	June 30,	December 31,
	2024	2023
Estimated volatility	48.0%	48.0%
Expected term (years)	7.3	7.8
Risk-free rate	4.3%	3.9%
Expected dividend yield	0.0%	0.0%

For the three and six months ended June 30, 2024, the fair value of the Hoya Intermediate Warrants decreased by $1.3 million and $1.8 million, respectively. For three and six months ended June 30, 2023, the fair value of both the Hoya Intermediate Warrants and the Option Contingent Warrants increased by $1.0 million and $0.7 million, respectively. The change in fair value of the Hoya Intermediate Warrants and the Option Contingent Warrants is presented in Other expense on the Condensed Consolidated Statements of Operations.

Upon the valid exercise of a Hoya Intermediate Warrant for Intermediate Units, we will issue an equivalent number of shares of our Class B common stock to Hoya Topco.

Mirror Warrants

Hoya Intermediate issued to us warrants to purchase 17,000,000 of its common units (“Intermediate Units”) at an exercise price of $10.00 per unit (the “$10 Mirror Warrants”), warrants to purchase 17,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Mirror Warrants”), and warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (the “$11.50 Mirror Warrants” and, together with the $10 Mirror Warrants and the $15 Mirror Warrants, the “Mirror Warrants”). Upon the valid exercise of a Public, Private or Exercise Warrant, Hoya Intermediate will issue to us an equivalent number of Intermediate Units. Similarly, if a Public, Private or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered. As of June 30, 2024, there were 47,286,644 Mirror Warrants outstanding (comprised of 17,000,000 $10 Mirror Warrants, 17,000,000 $15 Mirror Warrants and 13,286,644 $11.50 Mirror Warrants).

14. Equity

Share Repurchase Programs

On February 29, 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of our Class A common stock, which program was publicly announced on March 5, 2024 and does not have a fixed expiration date (the “2024 Repurchase Program”). As of June 30, 2024, we had repurchased approximately 3.5 million shares of our Class A Common Stock for approximately $20.0 million under the 2024 Repurchase Program and paid less than $0.1 million in commissions. As of June 30, 2024, approximately $80.0 million remained available for future repurchases under the 2024 Repurchase Program.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of Accumulated other comprehensive income (loss) attributable to Class A Common Stockholders (in thousands):

	Unrealized gain on investments	Foreign currency translation adjustment	Total
Balance at January 1, 2024	$106	$641	$747
Recognized in Other comprehensive loss	27	(1,990)	(1,963)
Balance at June 30, 2024	$133	$(1,349)	$(1,216)

15. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in the opinion of management, could have a material effect on our business, financial position or results of operations other than those matters discussed herein.

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in August 2020. In January 2022, we issued coupons to certain members of the class. Other members of the class were notified in 2022 that they are eligible to submit a claim for a coupon. As of June 30, 2024 and December 31, 2023, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We have been a defendant in multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving the settlement of one such lawsuit was entered by the court in November 2021, pursuant to which we paid $4.5 million (after insurance) to fund a claims settlement pool in 2021 that was fully disbursed in 2022. A final order approving the settlement of another such lawsuit was entered by the court on January 31, 2023, pursuant to which we paid $3.3 million (after insurance) to cover legal and administrative fees and approved claims (payments for which were made in August 2023). We had no accrued liability as of June 30, 2024 and December 31, 2023 related to these matters.

We are a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. In June 2024, we reached an agreement to settle this lawsuit for $0.3 million, subject to court approval, which we expect to be covered in full by insurance. We had no accrued liability as of June 30, 2024 and December 31, 2023 related to this matter.

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

As of June 30, 2024 and December 31, 2023, we recorded a liability of $2.3 million and $3.2 million, respectively, related to uncollected state and local taxes in the U.S. This liability is recorded in Accrued expenses and other current

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

liabilities in the Condensed Consolidated Balance Sheets. This liability is inclusive of jurisdictions where we believe it is probable we should remit but have not yet begun collecting from customers, and is reduced by abatements received. The net expense related to uncollected state and local taxes in the U.S. recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2024 was $2.3 million, and $(0.4) million, respectively.

16. Related-Party Transactions

Viral Nation Inc.

Viral Nation Inc. (“Viral Nation”) is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing and technology services. Todd Boehly, a member of our Board, serves on the board of directors of Viral Nation and is the Co-Founder, Chairman and CEO of Eldridge Industries, LLC (“Eldridge”), which owns greater than 10% of Viral Nation. For Viral Nation’s services, we incurred an expense of zero and $0.3 million during the three and six months ended June 30, 2024 and less than $0.1 million during the three and six months ended June 30, 2023, respectively, which is presented in Marketing and selling expenses on the Condensed Consolidated Statements of Operations.

Rolling Stone, LLC

Rolling Stone, LLC (“Rolling Stone”) is a high-profile magazine and media platform focused on music, film, television and news coverage. Todd Boehly, a member of our Board, is the Co-Founder, Chairman and CEO of Eldridge, which owns greater than 10% of Rolling Stone. In connection with a partnership with Rolling Stone, we incurred zero expense for the three and six months ended June 30, 2024 and an expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, which is presented in Marketing and selling expenses on the Condensed Consolidated Statements of Operations.

Los Angeles Dodgers

The Los Angeles Dodgers (the “Dodgers”) is a Major League Baseball team based in Los Angeles, California. Todd Boehly, a member of our Board, owns greater than 10% of the Dodgers. As part of our strategic partnership with the Dodgers, including our designation as an Official Ticket Marketplace of the Dodgers and certain other advertising, marketing, promotional and sponsorship benefits, we incurred an expense of $1.1 million for the three and six months ended June 30, 2024 and zero expense for the three and six months ended June 30, 2023, respectively, which is presented in Marketing and selling expenses on the Condensed Consolidated Statements of Operations. Additionally, we recorded a prepaid expense of $0.9 million as of June 30, 2024, which is presented in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate shareholders. For more information, see “Tax Receivable Agreement” in Note 17, Income Taxes.

17. Income Taxes

For the three and six months ended June 30, 2024, we recorded a $0.6 million and $2.9 million income tax expense in continuing operations, respectively. Our effective income tax rate differed from the 21% U.S. federal statutory rate due to a non-controlling interest adjustment for VSI’s allocable share of Hoya Intermediate’s income (loss), state taxes, equity-based compensation and limitations on compensation deductions. For the three and six months ended June 30, 2023, we recorded a $24.5 million and $24.2 million income tax benefit in continuing operations, respectively. Our effective income tax rate differed from the 21% U.S. federal statutory rate primarily due to the release of our valuation allowance on our U.S. net operating losses, interest limitations and tax credit carryforwards, of which $25.3 million was recorded as a discrete tax benefit during the three and six months ended June 30, 2023.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

As of June 30, 2024 and December 31, 2023, our deferred tax assets were primarily the result of our investment in partnership, tax receivable agreement, net operating losses, interest limitations and tax credit carryforwards. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the three and six months ended June 30, 2023, we released our valuation allowance on our U.S. net operating losses, interest limitations and tax credit carryforwards. Certain tax attributes remain subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 as a result of the historical acquisitions. We maintain a partial valuation allowance on our investments in partnership related to the portion of the basis difference that we do not expect to realize on a more likely than not basis.

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

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of June 30, 2024, we estimate that the tax savings associated with all tax attributes described above would require us to pay $165.7 million, primarily over the next 15 years. As of June 30, 2024, $3.5 million is due within the next 12 months.

18. EQUITY-BASED COMPENSATION

Our 2021 Incentive Award Plan, as amended (the “2021 Plan”), was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, non-employee directors and consultants. The 2021 Plan became effective on October 18, 2021 upon consummation of the Merger Transaction, and the First Amendment to the 2021 Plan became effective on February 5, 2024.

Restricted Stock Units

Restricted stock units (“RSUs”) are awards denominated in a hypothetical equivalent number of shares of our Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU converts into shares of our Class A Common stock upon vesting.

During the six months ended June 30, 2024 and 2023, we granted 10.7 million and 2.5 million RSUs, respectively, to certain employees at a weighted average grant date fair value of $5.35 per share and $7.17 per share, respectively. RSUs granted to employees vest over three years, with one-third vesting on the one-year anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

During the six months ended June 30, 2024 and 2023, we granted 0.3 million and 0.1 million RSUs, respectively, to our directors at a weighted average grant date fair value of $5.24 per share and $7.68 per share, respectively. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the one-year anniversary of the grant date, subject to the director’s continued service on our Board.

During the six months ended June 30, 2023, we granted less than 0.1 million RSUs to certain of our consultants at a weighted average grant date fair value of $7.98 per share. RSUs granted to consultants vest in equal annual installments over three years, subject to the consultant’s continued service through the applicable vesting date. We did not grant any RSUs to our consultants during the six months ended June 30, 2024.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

A summary of the total activity for RSUs is as follows (in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	3,866	$8.35
Granted	10,940	5.34
Forfeited	(225)	7.37
Vested	(1,486)	8.14
Unvested at June 30, 2024	13,095	$5.88

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	2,551	$10.99
Granted	2,685	7.21
Forfeited	(138)	9.02
Vested	(801)	7.65
Unvested at June 30, 2023	4,297	$9.31

Stock Options

Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date.

On March 10, 2023, we granted to certain of our employees 3.6 million stock options with an exercise price of $7.17 per share and a grant date fair value of $3.30 per option. Stock options granted to our employees vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date. Stock options granted to our employees have a contractual term of ten years from the grant date, and their fair value is estimated on the grant date using the Black-Scholes model.

On June 14, 2023, we granted to certain of our consultants 0.9 million stock options divided into three tranches of 0.2 million, 0.3 million and 0.4 million, respectively, with exercise prices of $7.98, $17.00 and $23.00 per share, respectively, and grant date fair values of $3.22, $1.87 and $1.44 per option, respectively. Stock options granted to our consultants vest in equal annual installments over three years, subject to the consultant’s continued service through the applicable vesting date. Stock options granted to our consultants have a contractual term of seven years from the grant date, and their fair value is estimated on the grant date using the Hull White model.

The following assumptions were used to calculate the fair value of the stock options:

	June 14, 2023	March 10, 2023
Volatility	42.0%	42.0%
Expected term (years)	7.0	5.9
Risk-free rate	4.0%	3.9%
Dividend yield	0.0%	0.0%

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

A summary of activity for stock options is as follows (in thousands, except per option data):

	Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,807	$8.02	9	$—
Options granted	—	—
Options exercised	—	—
Options forfeited	(114)	7.01
Options expired	(148)	6.90
Outstanding at June 30, 2024	8,545	$8.05	8	$—
Vested and exercisable at June 30, 2024	4,622	$7.58

	Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,125	$12.09	9	$—
Options granted to employees	3,603	7.17
Options granted to consultants - tranche 1	200	7.98
Options granted to consultants - tranche 2	300	17.00
Options granted to consultants - tranche 3	400	23.00
Options exercised	—	—
Options forfeited	—	—
Options expired	(58)	—
Outstanding at June 30, 2023	10,570	$10.89	9	$—

Compensation Expense

For the three and six months ended June 30, 2024, equity-based compensation expense related to RSUs was $8.4 million and $13.9 million, respectively, compared to $3.9 million and $6.6 million for the three and six months ended June 30, 2023, respectively. Unrecognized compensation expense relating to unvested RSUs as of June 30, 2024 was approximately $76.8 million, which is expected to be recognized over a weighted average period of approximately two years.

For the three and six months ended June 30, 2024, equity-based compensation expense related to stock options was $2.9 million and $5.8 million, respectively, compared to $2.7 million and $4.5 million for the three and six months ended June 30, 2023. Unrecognized compensation expense relating to unvested stock options as of June 30, 2024 was $14.0 million, which is expected to be recognized over a weighted average period of approximately one year.

For the three and six months ended June 30, 2024, equity-based compensation expense excludes $0.2 million and $0.4 million, respectively, related to capitalized development costs.

Profits Interests and Phantom Units

In June 2024, the Board of Managers of Hoya Topco approved the redemption, repurchase and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding profits interests held by our employees (including the Class

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

B-1, Class D and Class E Units discussed in our 2023 Form 10-K). Accordingly, we recognized equity-based compensation expense of $3.1 million and $3.3 million, respectively, for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, we recognized equity-based compensation expense related to the profits interests of $1.0 million and $2.0 million, respectively.

In June 2024, the Board of Managers of Hoya Topco also approved the repurchase and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding phantom units held by our employees. The phantom units held service and performance conditions, requiring us to recognize a liability for the fair value of the outstanding phantom units only when we conclude it is probable that the performance conditions will be achieved. Accordingly, we recognized equity-based compensation expense of $5.0 million for the three and six months ended June 30, 2024. There was no equity-based compensation expense previously recognized related to the phantom units.

Hoya Topco had no outstanding profits interests or phantom units held by our employees, and we had no unrecognized equity-based compensation expense related thereto, as of June 30, 2024.

19. Earnings Per Share

We calculate basic and diluted net income (loss) per share of Class A common stock in accordance with ASC Topic 260, Earnings per Share. Because our Class B common stock does not have economic rights in VSI, it is not considered a participating security for basic and diluted income (loss) per share, and we do not present basic and diluted income (loss) per share of Class B common stock. However, holders of our Class B common stock are allocated income (loss) in Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net income (loss) attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net income (loss) in each quarterly period by Hoya Topco’s weighted average percentage ownership of Intermediate Units during the period. Hoya Topco has the right to exchange its Intermediate Units for shares of our Class A common stock (on a one-to-one basis) or cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by our Board, which as of June 30, 2024 consisted of a majority of directors nominated by affiliates of Hoya Topco and GTCR, LLC pursuant to our stockholders’ agreement. The ability to put Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of our Class A common stock and is subject to our Board’s approval.

The following table provides the net income (loss) attributable to Hoya Topco’s redeemable noncontrolling interest (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)—Hoya Intermediate	$(437)	$13,646	$12,433	$44,002
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income (loss)	36.6%	55.8%	36.2%	58.4%
Net income (loss) attributable to Hoya Topco's redeemable noncontrolling interests	$(160)	$7,614	$4,505	$25,704

Net income (loss) attributable to Class A common stockholders–basic is calculated by subtracting the portion of Hoya Intermediate’s net income (loss) attributable to redeemable noncontrolling interests from our total net income (loss), which includes our net income (loss) for activities outside of our investment in Hoya Intermediate, including income tax expense (benefit) for VSI’s portion of income (loss), as well as the full results of Hoya Intermediate on a consolidated basis.

Net income (loss) per Class A common stock–diluted is based on the average number of shares of our Class A common stock used for the basic earnings per share calculation, adjusted for the weighted average number of Class

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

The following table sets forth the computation of basic and diluted net income (loss) per share of Class A common stock for the periods in which shares of our Class A and Class B common stock were outstanding (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator—basic:
Net income (loss)	$(1,221)	$38,326	$9,518	$68,598
Less: Income (loss) attributable to redeemable noncontrolling interests	(160)	7,614	4,505	25,704
Net income (loss) attributable to Class A Common Stockholders—basic	(1,061)	30,712	5,013	42,894
Denominator—basic:
Weighted average Class A common stock outstanding—basic	131,802,620	85,269,196	132,935,446	81,319,369
Net income (loss) per Class A common stock—basic	$(0.01)	$0.36	$0.04	$0.53

Numerator—diluted:
Net income (loss) attributable to Class A Common Stockholders—basic	$(1,061)	$30,712	$5,013	$42,894
Net income (loss) effect of dilutive securities:
Effect of dilutive Noncontrolling Interest	(814)	8,765	2,434	25,605
Effect of RSUs	—	18	3	47
Net income (loss) attributable to Class A Common Stockholders—diluted	(1,875)	39,495	7,450	68,546
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	131,802,620	85,269,196	132,935,446	81,319,369
Weighted average effect of dilutive securities:
Effect of dilutive Noncontrolling Interest	76,225,000	110,662,222	76,225,000	114,451,934
Effect of RSUs	—	446,052	777,264	356,956
Weighted average Class A common stock outstanding—diluted	208,027,620	196,377,470	209,937,710	196,128,259
Net income (loss) per Class A common stock—diluted	$(0.01)	$0.20	$0.04	$0.35

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

The following table presents potentially dilutive securities excluded from the computation of diluted net income (loss) per share of Class A common stock for the periods presented that could potentially dilute earnings per share in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	2,526,153	1,726,048	1,030,298	1,065,396
Stock options	8,545,136	10,597,528	8,545,136	10,597,528
Public Warrants and Private Warrants	13,286,644	13,286,644	13,286,644	13,286,644
Exercise Warrants	34,000,000	34,000,000	34,000,000	34,000,000
Hoya Intermediate Warrants	4,000,000	6,000,000	4,000,000	6,000,000

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

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages, while enabling ticket sellers and partners to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net income (loss) and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketplace GOV*	$998,065	$953,739	$2,026,543	$1,809,267
Revenues	198,316	165,380	389,168	326,443
Net income (loss)	(1,221)	38,326	9,518	68,598
Adjusted EBITDA*	$44,178	$31,077	$83,096	$73,512

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

The following table summarizes our key business metrics and non-GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketplace GOV(1)	$998,065	$953,739	$2,026,543	$1,809,267
Total Marketplace orders(2)	3,097	2,627	5,974	4,902
Total Resale orders(3)	101	76	200	163
Adjusted EBITDA(4)	$44,178	$31,077	$83,096	$73,512

(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes and net of cancellations that occurred during that period. During the three and six months ended June 30, 2024, Marketplace GOV was negatively impacted by cancellations in the amount of $21.2 million and $39.4 million, respectively, compared to $11.7 million and $23.8 million during the three and six months ended June 30, 2023, respectively.
(2)
Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of cancellations that occurred during that period. During the three and six months ended June 30, 2024, our Marketplace segment experienced 52,392 and 102,441 cancellations, respectively, compared to 29,351 and 49,831 cancellations during the three and six months ended June 30, 2023, respectively.
(3)
Total Resale orders represents the volume of Resale segment orders in a period, net of cancellations that occurred during that period. During the three and six months ended June 30, 2024, our Resale segment experienced 1,211 and 2,083 cancellations, respectively, compared to 827 and 1,512 cancellations during the three and six months ended June 30, 2023, respectively.
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

Marketplace GOV increased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily as a result of an increase in Total Marketplace orders.

Total Marketplace Orders

Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of cancellations that occurred during that period. An order can include one or more tickets, hotel rooms or parking passes. Total Marketplace orders allows us to monitor order volume and better identify trends within our Marketplace segment. Total Marketplace orders increased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily as a result of an increase in the number of orders processed, which was due in part to the three and six months ended June 30, 2024 including orders processed through Vegas.com and Wavedash.

Total Resale Orders

Total Resale orders represents the volume of Resale segment orders in a period, net of cancellations that occurred during that period. An order can include one or more tickets or parking passes. Total Resale orders allows us to monitor order volume and better identify trends within our Resale segment. Total Resale orders increased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily as a result of higher activity in our Resale segment.

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

The following table provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(1,221)	$38,326	$9,518	$68,598
Income tax expense (benefit)	577	(24,485)	2,846	(24,200)
Interest expense – net	5,324	2,772	10,406	6,052
Depreciation and amortization	10,502	2,704	20,985	5,302
Sales tax liability(1)	4,819	—	2,088	—
Transaction costs(2)	3,507	4,488	5,406	4,944
Equity-based compensation(3)	19,112	7,380	27,600	12,910
Litigation, settlements and related costs(4)	4	(66)	7	234
Change in fair value of warrants(5)	(1,301)	1,000	(1,761)	673
Change in fair value of derivative asset(6)	43	—	81	—
Change in fair value of contingent consideration(7)	—	(1,052)	—	(1,018)
Loss on asset disposals(8)	20	10	122	17
Foreign currency revaluation loss(9)	2,792	—	5,798	—
Adjusted EBITDA	$44,178	$31,077	$83,096	$73,512

(1)
We have historically incurred sales tax expense in jurisdictions where we expected to collect and remit indirect taxes, but were not yet collecting from customers. During the six months ended June 30, 2024, we accrued for additional sales and indirect tax liabilities in jurisdictions where we are not yet collecting from the customers and settled certain local admission tax liabilities for less than the amount that was accrued as of December 31, 2023.
(2)
Relates to legal, accounting, tax and other professional fees; personnel-related costs, which consist of retention bonuses; integration costs; and other transaction-related expenses. Costs in the three and six months ended June 30, 2024 primarily related to the refinancing of the February 2022 First Lien Loan with the June 2024 First Lien Loan (each as defined herein), share repurchases, acquisitions and strategic investments. Costs in the three and six months ended June 30, 2023 primarily related to a secondary offering of our Class A common stock, acquisitions and strategic investments.
(3)
Relates to equity granted pursuant to our 2021 Incentive Award Plan, as amended, and profits interests issued prior to our merger transaction with Horizon Acquisition Corporation (the “Merger Transaction”), neither of which are considered indicative of our core operating performance.
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

Key Factors Affecting our Performance

During the six months ended June 30, 2024, there were no material changes to the “Key Factors Affecting Our Performance” disclosed in our 2023 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues	$198,316	$165,380	$32,936	20%	$389,168	$326,443	$62,725	19%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	48,765	42,616	6,149	14%	98,348	80,376	17,972	22%
Marketing and selling	70,114	65,192	4,922	8%	137,861	119,964	17,897	15%
General and administrative	61,053	38,307	22,746	59%	103,420	70,696	32,724	46%
Depreciation and amortization	10,502	2,704	7,798	288%	20,985	5,302	15,683	296%
Change in fair value of contingent consideration	—	(1,052)	1,052	100%	—	(1,018)	1,018	100%
Income from operations	7,882	17,613	(9,731)	(55)%	28,554	51,123	(22,569)	(44)%
Other expense:
Interest expense – net	5,324	2,772	2,552	92%	10,406	6,052	4,354	72%
Other expense	3,202	1,000	2,202	220%	5,784	673	5,111	759%
Income (loss) before income taxes	(644)	13,841	(14,485)	(105)%	12,364	44,398	(32,034)	(72)%
Income tax expense (benefit)	577	(24,485)	25,062	102%	2,846	(24,200)	27,046	112%
Net income (loss)	(1,221)	38,326	(39,547)	(103)%	9,518	68,598	(59,080)	(86)%
Net income (loss) attributable to redeemable noncontrolling interests	(160)	7,614	(7,774)	(102)%	4,505	25,704	(21,199)	(82)%
Net income (loss) attributable to Class A Common Stockholders	$(1,061)	$30,712	$(31,773)	(103)%	$5,013	$42,894	$(37,881)	(88)%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues:
Marketplace	$170,046	$139,150	$30,896	22%	$330,058	$275,731	$54,327	20%
Resale	28,270	26,230	2,040	8%	59,110	50,712	8,398	17%
Total revenues	$198,316	$165,380	$32,936	20%	$389,168	$326,443	$62,725	19%

Total revenues increased $32.9 million, or 20%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $62.7 million, or 19%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase, which occurred in both our Marketplace and Resale segments, resulted primarily from an increase in orders processed, which was due in part to the three and six months ended June 30, 2024 including orders processed through Vegas.com and Wavedash.

Marketplace

The following table presents Marketplace revenues by event category (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues:
Concerts	$80,803	$77,741	$3,062	4%	$148,832	$152,620	$(3,788)	(2)%
Sports	51,457	45,349	6,108	13%	98,805	90,949	7,856	9%
Theater	30,932	15,527	15,405	99%	68,839	30,917	37,922	123%
Other	6,854	533	6,321	1,186%	13,582	1,245	12,337	991%
Total Marketplace revenues	$170,046	$139,150	$30,896	22%	$330,058	$275,731	$54,327	20%

Marketplace revenues increased $30.9 million, or 22%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $54.3 million, or 20%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase resulted primarily from an increase in Total Marketplace orders.

Total Marketplace orders increased 0.5 million, or 18%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased 1.1 million, or 22%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase resulted primarily from an increase in the number of orders processed, particularly for theater events, which was due in part to the three and six months ended June 30, 2024 including orders processed through Vegas.com and Wavedash.

Cancellation charges, which are recognized as a reduction to revenues, were $3.9 million for the three months ended June 30, 2024 compared to $5.0 million for the three months ended June 30, 2023, and $13.1 million for the six months ended June 30, 2024 compared to $8.6 million for the six months ended June 30, 2023. Cancellation charges for the three and six months ended June 30, 2023 were impacted by an increase in allowance for credit losses as certain ticket sellers on the marketplace platform generated balances in excess of their existing payables. We did not have a similar increase for the three and six months ended June 30, 2024.

The following table presents Marketplace revenues by business model (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues:
Owned Properties	$138,587	$103,413	$35,174	34%	$265,158	$206,228	$58,930	29%
Private Label	31,459	35,737	(4,278)	(12)%	64,900	69,503	(4,603)	(7)%
Total Marketplace revenues	$170,046	$139,150	$30,896	22%	$330,058	$275,731	$54,327	20%

The increase in Owned Properties revenues during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 resulted primarily from an increase in the number of orders processed, which was due in part to the three and six months ended June 30, 2024 including orders processed through Vegas.com and Wavedash.

The decrease in Private Label revenues during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 resulted primarily from the negative impact to revenue of decreased customer credit breakage.

In our Marketplace segment, we also earn referral fee revenue by offering event ticket insurance to ticket buyers using a third-party insurance provider. Our referral fee revenue was $6.8 million and $13.6 million during the three and six months ended June 30, 2024, respectively, and $7.4 million and $14.6 million during the three and six months ended June 30, 2023, respectively. The decrease was primarily due to a decline in the insurance attachment rate to orders.

Resale

Resale revenues increased $2.0 million, or 8%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $8.4 million, or 17%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase resulted primarily from an increase in Total Resale orders.

Total Resale orders increased less than 0.1 million, or 33%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased less than 0.1 million, or 23%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase resulted primarily from higher order volume.

Cancellation charges, which are classified as a reduction to revenues, negatively impacted Resale revenues by $0.5 million and $0.8 million for the three and six months ended June 30, 2024, respectively, compared to $0.2 million and $0.7 million for the three and six months ended June 30, 2023, respectively. The increase for both periods was due to a higher number of cancelled orders.

Cost of Revenues (exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of revenues:
Marketplace	$25,163	$22,766	$2,397	11%	$51,304	$42,826	$8,478	20%
Resale	23,602	19,850	3,752	19%	47,044	37,550	9,494	25%
Total cost of revenues	$48,765	$42,616	$6,149	14%	$98,348	$80,376	$17,972	22%

Total cost of revenues increased $6.2 million, or 14%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $18.0 million, or 22%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase resulted primarily from higher order volume in both our Marketplace and Resale segments.

Marketplace

Marketplace cost of revenues increased $2.4 million, or 11%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $8.5 million, or 20%, for the six months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was relatively consistent with the increase in Marketplace GOV, which increased by 5% and 12% during the same respective periods.

Resale

Resale cost of revenues increased $3.8 million, or 19%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $9.5 million, or 25%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was not consistent with the increase in Resale revenues, which increased by 8% and 17% during the same respective periods, due to certain event categories with lower margins.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Marketing and selling:
Online	$63,905	$58,890	$5,015	9%	$125,811	$107,998	$17,813	16%
Offline	6,209	6,302	(93)	(1)%	12,050	11,966	84	1%
Total marketing and selling	$70,114	$65,192	$4,922	8%	$137,861	$119,964	$17,897	15%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased $4.9 million, or 8%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $17.9 million, or 15%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase primarily resulted from greater spending on online advertising, which increased by $5.0 million, or 9%, during the three months ended June 30, 2024 compared to the three and six months ended June 30, 2023 and increased by $17.8 million, or 16%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in spending on online advertising was primarily driven by an increase in performance marketing channel spend to support growth, and was relatively consistent with the increase in Marketplace GOV, which increased by 5% and 12% during the same respective periods.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
General and administrative:
Personnel expenses	$43,088	$26,360	$16,728	63%	$75,690	$51,051	$24,639	48%
Non-income tax expense	5,522	498	5,024	1,009%	3,143	954	2,189	229%
Other	12,443	11,449	994	9%	24,587	18,691	5,896	32%
Total general and administrative	$61,053	$38,307	$22,746	59%	$103,420	$70,696	$32,724	46%

Total general and administrative expenses increased $22.8 million, or 59%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $32.7 million, or 46%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to higher personnel expenses from higher equity-based compensation expense, particularly Hoya Topco’s repurchase and cancellation (using its own funds) of all of its outstanding profits interests and phantom units held by our employees (as discussed in Note 18, Equity-Based Compensation, to our condensed consolidated financial statements included elsewhere in this Report), and higher employee headcount, including headcount added through our acquisitions of Vegas.com and Wavedash. Non-income tax expense increased as a result of accruing for sales and indirect taxes in jurisdictions where we believe it is probable we should remit but have not yet collected from customers. The increase in other expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by higher computer and telecom expenses and higher office expenses, including those related to our acquisitions of Vegas.com and Wavedash.

Depreciation and Amortization

Depreciation and amortization expenses increased $7.8 million, or 288%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $15.7 million, or 296%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to the intangibles acquired as part of our acquisitions of Vegas.com and Wavedash and, to a lesser extent, an increase in capitalized development activities related to our platform.

Other Expense

Interest Expense – Net

Interest expense increased $2.6 million, or 92%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $4.4 million, or 72%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to lower interest income earned on cash balances.

Other Expense

Other expense increased $2.2 million, or 220%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $5.1 million, or 759%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to the due to the refinancing of the February 2022 First Lien Loan with the June 2024 First Lien Loan on June 14, 2024 and the fair value remeasurement of warrants, net of foreign currency revaluation losses due to unrealized gains arising from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date.

Income Tax Expense (Benefit)

Income tax expense increased $25.1 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and increased $27.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to the June 30, 2023 release of our previously recorded valuation allowance on our U.S. tax attributes carryforward deferred tax assets.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of June 30, 2024, we had $234.3 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions and highly liquid investments with maturities of three months or less. For the six months ended June 30, 2024, we generated positive cash flows from our operating activities.

Loan Agreements

In June 2017, we entered into a $575.0 million first lien debt facility (the “June 2017 First Lien Term Loan”). We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021. In the first quarter of 2022, we repaid $190.7 million of the outstanding June 2017 First Lien Loan. On February 3, 2022, we entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a $275.0 million term loan (the “February 2022 First Lien Loan”), added a $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027, replaced the London Interbank Offered Rate (“LIBOR”)-based floating interest rate with a term SOFR-based floating interest rate, and revised the springing financial covenant to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels.

On June 14, 2024, we entered into an amendment which refinanced the remaining balance of the February 2022 First Lien Loan with a $395.0 million term loan (the “June 2024 First Lien Loan”) with a maturity date of February 3, 2029 and revised the term SOFR-based floating interest rate. The June 2024 First Lien Loan requires quarterly amortization payments of $1.0 million. The Revolving Facility, which was unaffected by the refinancing of the February 2022 First Lien Loan, does not require periodic payments. All obligations under the June 2024 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the applicable guarantors’ assets. The June 2024 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 3.00%; provided that such margin may be reduced to 2.75% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better).

In connection with our acquisition of Wavedash, we assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 million (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.27% per annum. On April 4, 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety.

As of June 30, 2024, we had the June 2024 First Lien Loan outstanding and no outstanding borrowings under the Revolving Facility.

Share Repurchase Programs

On February 29, 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of our Class A common stock, which program was publicly announced on March 5, 2024 and does not have a fixed expiration date (the “2024 Repurchase Program”). As of June 30, 2024, we had repurchased approximately 3.5 million shares of our Class A Common Stock for approximately $20.0 million under the 2024 Repurchase Program and paid less than $0.1 million in commissions. As of June 30, 2024, approximately $80.0 million remained available for future repurchases under the 2024 Repurchase Program.

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

Distributions to Non-Controlling Interests

Per its Limited Liability Company Agreement, Hoya Intermediate is required to make pro-rata tax distributions to its members, of which $2.8 million and $6.4 million was distributed to non-controlling interests in the three and six months ended June 30, 2024, respectively.

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

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of June 30, 2024, we estimate that the tax savings associated with all tax attributes described above would require us to pay $165.7 million, primarily over the next 15 years. As of June 30, 2024, $3.5 million is due within the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$25,359	$82,670
Net cash used in investing activities	(10,548)	(5,583)
Net cash provided by (used in) financing activities	94,716	(22,503)
Impact of foreign exchange on cash, cash equivalents, and restricted cash	(1,536)	—
Net increase in cash, cash equivalents, and restricted cash	$107,991	$54,584

Cash Provided by Operating Activities

Net cash provided by operating activities was $25.4 million for the six months ended June 30, 2024 due to $9.5 million in net income, net non-cash charges of $54.0 million and net cash outflows from a $38.2 million change in net operating assets. The net cash outflows from the change in net operating assets were primarily due to the timing of receipts and disbursements for accrued expenses and other current liabilities, accounts receivable and inventory.

Net cash provided by operating activities was $82.7 million for the six months ended June 30, 2023 due to $68.6 million in net income, net non-cash incomes of $5.9 million and net cash inflows from a $20.0 million change in net operating assets. The net cash inflows from the change in net operating assets were primarily due to an increase in accounts payable resulting from seasonal fluctuations.

Cash Used in Investing Activities

Net cash used in investing activities was $10.6 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively, which was primarily related to capital spending on development activities related to our platform.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $94.7 million for the six months ended June 30, 2024, which was primarily related to the refinancing of the February 2022 First Lien Loan with the June 2024 First Lien Loan in June 2024.

Net cash used in financing activities was $22.5 million for the six months ended June 30, 2023, which was primarily related to the 2022 Repurchase Program and tax distributions to non-controlling interests.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets and valuation allowances have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial statements. See our 2023 Form 10-K for a description of our critical accounting policies and estimates. There have been no material changes to the critical accounting policies disclosed in our 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 2, New Accounting Standards, to our condensed consolidated financial statements included elsewhere in this Report for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. The February 2022 First Lien Loan and the June 2024 First Lien Loan both bear a floating interest rate based on market rates plus an applicable spread. We will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate debt, which may adversely impact our financial results. A hypothetical 1% change in interest rates, assuming rates are above our interest rate floor, would have impacted our interest expense by $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively, based on amounts outstanding under the February 2022 First Lien Loan and the June 2024 First Lien Loan.

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

Due to fluctuations in exchange rates resulting from the current macroeconomic environment, we may experience negative impacts on the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. dollars, as well as the revaluation adjustments on U.S. dollar denominated intercompany loans. Our foreign currency translation adjustment included in the Condensed Consolidated Statements of Comprehensive Income (Loss) resulted in losses of $1.3 million and $3.1 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our foreign currency revaluation gain or loss, which is reflected in the Condensed Consolidated Statements of Operations, by $4.2 million.

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

Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024 due to the material weakness in our internal control over financial reporting described below.

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

Remediation Activities

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. During the three months ended June 30, 2024, we continued to review our internal control procedures, to implement new controls and processes, to hire additional qualified personnel and to establish more robust processes to support our internal control over financial reporting, including by creating clearly defined roles and responsibilities and the appropriate segregation of duties. These actions are continuing to be validated through testing and, when fully implemented, we believe they will be effective in remediating the material weakness. However, additional time is required to complete implementing the enhanced procedures and to test and ensure the effectiveness and sustainability of the improved controls. The material weakness will not be considered remediated until the applicable controls have been in place and operating for a sufficient period of time and management has concluded, through testing, that these controls are effective. We continue to devote significant time and attention to these efforts.

Changes in Internal Control over Financial Reporting

Except with respect to the continuing remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to review the internal control structures of Wavedash and Vegas.com and, if necessary, will make appropriate changes as we continue to integrate such businesses into our overall internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks and uncertainties discussed in the “Risk Factors” section of our 2023 Form 10-K. These risks and uncertainties could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this Report. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about repurchases of our common stock during the three months ended June 30, 2024 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2024	2,743,656	$5.79	2,743,656	$80,000
May 1-31, 2024	—	—	—	80,000
June 1-30, 2024	—	—	—	80,000
Total	2,743,656	$5.79	2,743,656	$80,000

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

		S-4	2.2	5/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
3.3	Amended and Restated Bylaws	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement, dated October 14, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate of Vivid Seats Inc.	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate of Vivid Seats Inc.	10-K	4.3	3/15/2022
10.1	Amendment No. 5 to First Lien Credit Agreement, dated June 14, 2024, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties thereto	8-K	10.1	6/20/2024
10.2	Amendment to Employment Agreement, dated June 14, 2024, among Stanley Chia, Vivid Seats Inc. and Vivid Seats LLC				*
10.3	Amendment to Employment Agreement, dated June 14, 2024, among Lawrence Fey, Vivid Seats Inc. and Vivid Seats LLC				*
10.4	Form of Redemption, Repurchase and Cancellation Agreement				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				*
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer				**
32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer				**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)	*

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

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
August 6, 2024

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
August 6, 2024