Form 10-Q
period 2024-09-30
Vivid Seats Inc.
filed 2024-11-07
CIK 1856031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, the registrant had outstanding 131,520,349 shares of Class A common stock, $0.0001 par value per share, net of treasury shares, and 76,225,000 shares of Class B common stock, $0.0001 par value per share.

forward-looking statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) regarding future events and the future results of Vivid Seats Inc. and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC and Vivid Seats LLC (collectively, “we,” “us” and “our”). Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “propose,” “seek,” “should,” “target,” “will” and “would,” as well as similar expressions which predict or indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements.

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
•
our ability to identify suitable acquisition targets, to complete planned acquisitions and to realize the expected benefits of completed acquisitions;
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

Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2024 (our “2023 Form 10-K”), as well as in our press releases and other filings with the SEC. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$202,274	$125,484
Restricted cash	6,187	6,950
Accounts receivable – net	65,306	58,481
Inventory – net	22,254	21,018
Prepaid expenses and other current assets	29,899	34,061
Total current assets	325,920	245,994
Property and equipment – net	9,589	10,156
Right-of-use assets – net	9,344	9,826
Intangible assets – net	225,128	241,155
Goodwill	946,857	947,359
Deferred tax assets	81,245	85,564
Investments	7,152	6,993
Other non-current assets	5,356	3,052
Total assets	$1,610,591	$1,550,099
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Accounts payable	$224,328	$257,514
Accrued expenses and other current liabilities	159,781	191,642
Deferred revenue	24,632	34,674
Current maturities of long-term debt	3,950	3,933
Total current liabilities	412,691	487,763
Long-term debt – net	385,730	264,632
Long-term lease liabilities	15,803	16,215
TRA liability	162,233	165,699
Other liabilities	22,659	29,031
Total long-term liabilities	586,425	475,577
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	282,033	481,742
Shareholders' equity
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 142,866,611 and 141,167,311 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	14	14
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 76,225,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	8	8
Additional paid-in capital	1,333,518	1,096,430
Treasury stock, at cost, 11,433,749 and 7,291,497 shares at September 30, 2024 and December 31, 2023, respectively	(75,584)	(52,586)
Accumulated deficit	(929,284)	(939,596)
Accumulated other comprehensive income	770	747
Total shareholders' equity	329,442	105,017
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$1,610,591	$1,550,099

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$186,605	$188,133	$575,773	$514,576
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	51,029	50,462	149,377	130,838
Marketing and selling	67,835	77,006	205,695	196,970
General and administrative	46,306	37,225	149,725	107,921
Depreciation and amortization	10,669	3,301	31,654	8,603
Change in fair value of contingent consideration	—	20	—	(998)
Income from operations	10,766	20,119	39,322	71,242
Other expense (income):
Interest expense – net	6,300	2,544	16,706	8,596
Other income	(9,020)	(1,038)	(3,236)	(365)
Income before income taxes	13,486	18,613	25,852	63,011
Income tax expense (benefit)	4,290	2,595	7,136	(21,605)
Net income	9,196	16,018	18,716	84,616
Net income attributable to redeemable noncontrolling interests	3,900	9,341	8,405	35,045
Net income attributable to Class A common stockholders	$5,296	$6,677	$10,311	$49,571

Net income per Class A common stock:
Basic	$0.04	$0.07	$0.08	$0.57
Diluted	$0.04	$0.07	$0.08	$0.43
Weighted average Class A common stock outstanding:
Basic	131,521,578	96,407,327	132,460,381	86,403,617
Diluted	131,954,681	96,862,899	133,140,140	196,307,731

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$9,196	$16,018	$18,716	$84,616
Other comprehensive income (loss):
Foreign currency translation adjustment	2,936	(374)	(210)	(374)
Unrealized gain on investments	205	—	247	—
Comprehensive income	$12,337	$15,644	$18,753	$84,242
Net income attributable to redeemable noncontrolling interests	3,900	9,341	8,405	35,045
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	1,079	(208)	(78)	(208)
Unrealized gain on investments attributable to redeemable noncontrolling interests	76	—	91	—
Comprehensive income attributable to Class A common stockholders	$7,282	$6,511	$10,335	$49,405

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data) (Unaudited)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' deficit
Balances at January 1, 2023	$862,860	82,410,774	$8	118,200,000	$12	$663,908	(4,342,477)	$(32,494)	$(1,014,132)	$—	$(382,698)
Net income	18,090	—	—	—	—	—	—	—	12,182	—	12,182
Issuance of shares	—	491,502	1	—	—	—	—	—	—	—	1
Deemed contribution from former parent	577	—	—	—	—	391	—	—	—	—	391
Equity-based compensation	—	—	—	—	—	4,615	—	—	—	—	4,615
Repurchases of common stock as treasury stock	—	—	—	—	—	—	(949,020)	(7,612)	—	—	(7,612)
Distributions to redeemable noncontrolling interests	(3,816)	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests, net of tax impacts	24,155	—	—	—	—	(24,155)	—	—	—	—	(24,155)
Balances at March 31, 2023	$901,866	82,902,276	$9	118,200,000	$12	$644,759	(5,291,497)	$(40,106)	$(1,001,950)	$—	$(397,276)
Net income	7,614	—	—	—	—	—	—	—	30,712	—	30,712
Issuance of shares	—	309,529	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	544	—	—	—	—	431	—	—	—	—	431
Secondary offering of Class A common stock	(145,064)	18,400,000	2	(18,400,000)	(2)	145,064	—	—	—	—	145,064
Equity-based compensation	—	—	—	—	—	6,524	—	—	—	—	6,524
Distributions to redeemable noncontrolling interests	(7,200)	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests, net of tax impacts	32,656	—	—	—	—	(32,656)	—	—	—	—	(32,656)
Establishment of liabilities under Tax Receivable Agreement, net of tax and other tax impact of secondary offering (Note 17)	—	—	—	—	—	(46,132)	—	—	—	—	(46,132)
Balances at June 30, 2023	$790,416	101,611,805	$11	99,800,000	$10	$717,990	(5,291,497)	$(40,106)	$(971,238)	$—	$(293,333)
Net income	9,341	—	—	—	—	—	—	—	6,677	—	6,677
Issuance of shares	—	191,587	—	—	—	—	—	—	—	—	—
Deemed contribution from former parent	498	—	—	—	—	481	—	—	—	—	481
Equity-based compensation	—	—	—	—	—	6,722	—	—	—	—	6,722
Other comprehensive loss	(208)	—	—	—	—	—	—	—	—	(166)	(166)
Subsequent remeasurement of redeemable noncontrolling interests, net of tax impacts	(159,330)	—	—	—	—	159,330	—	—	—	—	159,330
Balances at September 30, 2023	$640,717	101,803,392	$11	99,800,000	$10	$884,523	(5,291,497)	$(40,106)	$(964,561)	$(166)	$(120,289)

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data) (Unaudited)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances at January 1, 2024	$481,742	141,167,311	$14	76,225,000	$8	$1,096,430	(7,291,497)	$(52,586)	$(939,596)	$747	$105,017
Net income	4,665	—	—	—	—	—	—	—	6,077	—	6,077
Issuance of shares	—	961,573	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(79,905)	—	—	—	(462)	—	—	—	—	(462)
Deemed contribution from former parent	75	—	—	—	—	133	—	—	—	—	133
Equity-based compensation	—	—	—	—	—	8,439	—	—	—	—	8,439
Repurchases of common stock as treasury stock	—	—	—	—	—	—	(715,000)	(4,120)	—	—	(4,120)
Distributions to redeemable noncontrolling interests	(3,654)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(643)	—	—	—	—	—	—	—	—	(1,130)	(1,130)
Subsequent remeasurement of redeemable noncontrolling interests, net of tax impacts	(25,597)	—	—	—	—	25,597	—	—	—	—	25,597
Balances at March 31, 2024	$456,588	142,048,979	$14	76,225,000	$8	$1,130,137	(8,006,497)	$(56,706)	$(933,519)	$(383)	$139,551
Net loss	(160)	—	—	—	—	—	—	—	(1,061)	—	(1,061)
Issuance of shares	—	524,906	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(19,182)	—	—	—	(104)	—	—	—	—	(104)
Deemed contribution from former parent	2,959	—	—	—	—	5,113	—	—	—	—	5,113
Equity-based compensation	—	—	—	—	—	11,237	—	—	—	—	11,237
Repurchases of common stock as treasury stock	—	—	—	—	—	—	(2,743,656)	(15,949)	—	—	(15,949)
Distributions to redeemable noncontrolling interests	(2,760)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(476)	—	—	—	—	—	—	—	—	(833)	(833)
Subsequent remeasurement of redeemable noncontrolling interests, net of tax impacts	(17,857)	—	—	—	—	17,857	—	—	—	—	17,857
Balances at June 30, 2024	$438,294	142,554,703	$14	76,225,000	$8	$1,164,240	(10,750,153)	$(72,655)	$(934,580)	$(1,216)	$155,811
Net income	3,900	—	—	—	—	—	—	—	5,296	—	5,296
Issuance of shares	—	331,255	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(19,347)	—	—	—	(79)	—	—	—	—	(79)
Equity-based compensation	—	—	—	—	—	10,880	—	—	—	—	10,880
Repurchases of common stock as treasury stock	—	—	—	—	—	—	(683,596)	(2,929)	—	—	(2,929)
Distributions to redeemable noncontrolling interests	(2,839)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	1,155	—	—	—	—	—	—	—	—	1,986	1,986
Subsequent remeasurement of redeemable noncontrolling interests, net of tax impacts	(158,477)	—	—	—	—	158,477	—	—	—	—	158,477
Balances at September 30, 2024	$282,033	142,866,611	$14	76,225,000	$8	$1,333,518	(11,433,749)	$(75,584)	$(929,284)	$770	$329,442

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$18,716	$84,616
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,654	8,603
Amortization of leases	1,379	467
Amortization of deferred financing costs	718	688
Equity-based compensation	38,284	20,488
Change in fair value of warrants	(5,713)	(991)
Loss on asset disposals	160	51
Deferred taxes	3,378	(22,678)
Change in fair value of derivative asset	537	83
Non-cash interest income	(442)	(125)
Foreign currency revaluation loss	266	542
Change in fair value of contingent consideration	—	(998)
Change in assets and liabilities:
Accounts receivable – net	(6,879)	(26,147)
Inventory – net	(1,234)	(8,702)
Prepaid expenses and other current assets	4,164	(19,239)
Accounts payable	(33,113)	50,484
Accrued expenses and other current liabilities	(35,140)	18,415
Deferred revenue	(10,042)	2,464
Other non-current assets and liabilities	(558)	6,365
Net cash provided by operating activities	6,135	114,386
Cash flows from investing activities
Purchases of property and equipment	(767)	(785)
Purchases of personal seat licenses	(737)	(542)
Investments in developed technology	(14,334)	(7,770)
Disbursement of 2024 Sponsorship Loan	(2,000)	—
Acquisition of business, net of cash acquired	—	(55,935)
Investments in convertible promissory note and warrant	—	(6,000)
Net cash used in investing activities	(17,838)	(71,032)
Cash flows from financing activities
Payments of February 2022 First Lien Loan	(689)	(2,063)
Repurchases of common stock as treasury stock	(22,998)	(7,612)
Tax distributions	(9,253)	(11,016)
Payments of Shoko Chukin Bank Loan	(2,655)	—
Payments of taxes related to net settlement of equity incentive awards	(645)	—
Proceeds from June 2024 First Lien Loan	125,500	—
Payments of deferred financing costs and other debt-related costs	(315)	—
Payment of liabilities under Tax Receivable Agreement	(77)	—
Payments of June 2024 First Lien Loan	(987)	—
Cash paid for milestone payments	—	(6,005)
Net cash provided by (used in) financing activities	87,881	(26,696)
Impact of foreign exchange on cash, cash equivalents, and restricted cash	(151)	786
Net increase in cash, cash equivalents, and restricted cash	76,027	17,444
Cash, cash equivalents, and restricted cash – beginning of period	132,434	252,290
Cash, cash equivalents, and restricted cash – end of period	$208,461	$269,734
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,728	$13,250
Cash paid for income tax	$5,144	$401
Cash paid for operating lease liabilities	$2,325	$686
Right-of-use assets obtained in exchange for lease obligations	$935	$—

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

Establishment of liabilities under Tax Receivable Agreement	$—	$98,977
Establishment of deferred tax asset under Tax Receivable Agreement and secondary offering	$—	$52,845

The accompanying notes are an integral part of these financial statements.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

1. Background and Basis of Presentation

Vivid Seats Inc. (“VSI”) and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC and Vivid Seats LLC (collectively, the “Company,” “us,” “we” and “our”), provide an online ticket marketplace that enables buyers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages in the United States, Canada and Japan. In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers and partners within our online ticket marketplace, while enabling ticket sellers and partners to seamlessly manage their operations. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own.

We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for comprehensive annual financial statements. In our opinion, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. The results reflected in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read together with the audited annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 8, 2024 (our “2023 Form 10-K”). These condensed consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. New Accounting Standards

Issued Accounting Standards Adopted

Acquired Contract Assets and Contract Liabilities

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the previous guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. We elected to adopt these requirements during the three months ended December 31, 2023, with no material impact on our consolidated financial statements.

Issued Accounting Standards Not Yet Adopted

Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting the amendments on our future consolidated financial statements.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2025. We are currently evaluating the impact of adopting the new amendments, which are expected to result in enhanced disclosures, on our future consolidated financial statements.

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718)—Scope Application of Profits Interest and Similar Awards. The amendments are intended to improve the clarity of paragraph 718-10-15-3 and its application to profits interest or similar awards, primarily through the addition of an illustrative example. The amendments are effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impact of adopting the amendments on our future consolidated financial statements.

3. Business Acquisitions

Vegas.com Acquisition

On November 3, 2023, we acquired VDC Holdco, LLC, the parent company of Vegas.com, LLC (together, “Vegas.com”), an online ticket marketplace headquartered in Las Vegas, Nevada. The purchase price was $248.3 million, comprising $152.8 million in cash and approximately 15.6 million shares of our Class A common stock. We financed the cash portion of the purchase price at closing with cash on hand. The purchase consideration allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process. The primary areas that are not yet finalized relate to the valuations of certain acquired prepaid expenses, income tax assets and income tax liabilities. As a result, these allocations are subject to change during the one-year measurement period. There were no changes to the preliminary purchase price allocation during the nine months ended September 30, 2024.

Wavedash Acquisition

On September 8, 2023, we acquired WD Holdings Co., Ltd., the parent company of Wavedash Co., Ltd. (together, “Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan. The purchase price was JPY 10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on the acquisition date, before considering the net effect of cash acquired. We financed the purchase price at closing with cash on hand. There were no changes between the preliminary purchase price allocation and the final purchase price allocation during the one-year measurement period.

4. Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We have two reportable segments: Marketplace and Resale.

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers and partners through which we earn revenue processing ticket sales for live events and attractions and from facilitating the booking of hotel rooms and packages from our websites and mobile applications, including Vivid Seats, Vegas.com and Wavedash (our “Owned Properties”), and from numerous distribution partners (our “Private Label”). The Owned Properties component of our Marketplace segment also includes our Vivid Picks daily fantasy sports offering, where users partake in contests by making picks from a variety of sport and player matchups. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries and provide customer service.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Marketplace revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketplace revenues:
Owned Properties	$129,159	$122,778	$394,317	$329,006
Private Label	23,494	31,610	88,394	101,113
Total Marketplace revenues	$152,653	$154,388	$482,711	$430,119

Marketplace revenues consisted of the following event categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketplace revenues:
Concerts	$67,701	$87,142	$216,533	$239,762
Sports	50,378	52,169	149,183	143,118
Theater	28,705	14,788	97,544	45,705
Other	5,869	289	19,451	1,534
Total Marketplace revenues	$152,653	$154,388	$482,711	$430,119

In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own. Resale revenues were $34.0 million and $93.1 million during the three and nine months ended September 30, 2024, respectively, and $33.7 million and $84.5 million during the three and nine months ended September 30, 2023, respectively.

At September 30, 2024, Deferred revenue was $24.6 million, which primarily relates to our Vivid Seats Rewards loyalty program. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue in the next seven years.

At December 31, 2023, $34.7 million was recorded as Deferred revenue, of which $6.1 million and $20.2 million was recognized as revenue during the three and nine months ended September 30, 2024, respectively. At December 31, 2022, $32.0 million was recorded as Deferred revenue, of which $1.9 million and $13.6 million was recognized as revenue during the three and nine months ended September 30, 2023, respectively.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables represent our segment information (in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$152,653	$33,952	$186,605	$482,711	$93,062	$575,773
Cost of revenues (exclusive of depreciation and amortization shown separately below)	23,052	27,977	51,029	74,356	75,021	149,377
Marketing and selling	67,835	—	67,835	205,695	—	205,695
Contribution margin	$61,766	$5,975	$67,741	$202,660	$18,041	$220,701
General and administrative			46,306			149,725
Depreciation and amortization			10,669			31,654
Income from operations			10,766			39,322
Interest expense – net			6,300			16,706
Other income			(9,020)			(3,236)
Income before income taxes			$13,486			$25,852

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Marketplace	Resale	Consolidated	Marketplace	Resale	Consolidated
Revenues	$154,388	$33,745	$188,133	$430,119	$84,457	$514,576
Cost of revenues (exclusive of depreciation and amortization shown separately below)	23,923	26,539	50,462	66,749	64,089	130,838
Marketing and selling	77,006	—	77,006	196,970	—	196,970
Contribution margin	$53,459	$7,206	$60,665	$166,400	$20,368	$186,768
General and administrative			37,225			107,921
Depreciation and amortization			3,301			8,603
Change in fair value of contingent consideration			20			(998)
Income from operations			20,119			71,242
Interest expense – net			2,544			8,596
Other income			(1,038)			(365)
Income before income taxes			$18,613			$63,011

Substantially all of our sales occur and assets reside in the United States.

6. Accounts Receivable - Net

The following table summarizes our accounts receivable balance, net of allowance for doubtful accounts (in thousands):

	September 30,	December 31,
	2024	2023
Uncollateralized payment processor obligations	$39,913	$32,810
Due from marketplace ticket sellers for cancellation charges	9,088	5,632
Due from distribution partners for cancellation charges	13,597	12,736
Event insurance and other commissions receivable	5,106	11,414
Allowance for credit losses	(12,345)	(10,074)
Other	9,947	5,963
Total accounts receivable – net	$65,306	$58,481

We recorded an allowance for credit losses of $12.3 million and $10.0 million at September 30, 2024 and December 31, 2023, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credits previously issued to buyers.

There were no write-offs for the three and nine months ended September 30, 2024 and 2023.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Recovery of future customer compensation	$19,797	$25,750
Prepaid expenses	9,687	8,218
Other current assets	415	93
Total prepaid expenses and other current assets	$29,899	$34,061

Recovery of future customer compensation represents expected recoveries of compensation from ticket sellers and partners for cancellation charges related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $6.0 million at September 30, 2024 compared to December 31, 2023, primarily due to a decrease in the volume of future events and a decrease in estimated future cancellation rates. A related provision for expected compensation to customers is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

8. Goodwill and Intangible Assets

Goodwill

Goodwill is included in our Marketplace segment. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Goodwill
Balance at December 31, 2023	$947,359
Foreign currency translation	(502)
Balance at September 30, 2024	$946,857

We had recorded $377.1 million of cumulative impairment charges related to our goodwill as of September 30, 2024 and December 31, 2023.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Definite-Lived Intangible Assets

The following table summarizes components of our definite-lived intangible assets (in thousands):

	September 30,	December 31,
	2024	2023
Definite-lived intangible assets
Supplier relationships	$57,123	$57,123
Customer relationships	34,620	34,620
Acquired developed technology	29,240	29,240
Capitalized development costs	38,174	28,912
Capitalized development costs – work in progress	10,407	4,795
Foreign currency translation	1,002	1,315
Total gross book value	$170,566	$156,005
Less: accumulated amortization
Supplier relationships	$(12,764)	$(2,881)
Customer relationships	(11,423)	(3,522)
Acquired developed technology	(8,159)	(2,551)
Capitalized development costs	(23,325)	(16,433)
Foreign currency translation	(376)	(97)
Total accumulated amortization	$(56,047)	$(25,484)
Indefinite-lived intangible assets
Trademarks	$110,538	$110,538
Foreign currency translation	71	96
Intangible assets – net	$225,128	$241,155

Amortization expense on our definite-lived intangible assets was $10.2 million and $30.3 million for the three and nine months ended September 30, 2024, respectively, and $2.9 million and $7.5 million for the three and nine months ended September 30, 2023, respectively. Amortization expense is presented in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

9. Investments

On July 3, 2023, we invested $6.0 million in a privately held company in the form of a convertible promissory note (the “Note”) and a warrant to purchase up to 1,874,933 shares of the company’s stock (the “Warrant”). Interest on the Note accrues at 8% per annum and outstanding principal and accrued interest is due and payable at the earlier of July 3, 2030 or a change in control of the company. The Warrant is exercisable until the date that is three years after the Note is repaid, subject to certain accelerating events.

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities. The Note is classified as an available-for-sale security and is recorded at fair value with the change in unrealized gains and losses reported as a separate component in the Condensed Consolidated Statements of Comprehensive Income until realized. The Note’s unrealized gain for the three and nine months ended September 30, 2024 was $0.2 million. The Note’s amortized cost was $3.1 million and $2.7 million at September 30, 2024 and December 31, 2023, respectively. We did not recognize any credit losses related to the Note during the nine months ended September 30, 2024.

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging, pursuant to which we record the derivative instrument in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recognized in Other income in the Condensed Consolidated Statements of Operations on a recurring basis. The classification of the derivative instrument, including whether it should be recorded as an asset or a liability, is evaluated at the end of each reporting period.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

10. Fair Value Measurements

We account for financial instruments under ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Financial instruments recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2024
Note	$—	$—	$3,564	$3,564
Warrant	—	—	3,588	3,588
	$—	$—	$7,152	$7,152

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2023
Note	$—	$—	$2,868	$2,868
Warrant	—	—	4,125	4,125
	$—	$—	$6,993	$6,993

The fair value of the Note is determined using the income approach, utilizing Level 3 inputs. The estimated fair value of the Warrant is determined using the Black-Scholes option pricing model, which requires us to make assumptions and judgments about the variables used in the calculation related to the expected term, the expected volatility, the risk-free rate of interest, and the expected dividend yield. Because of the inherent uncertainty of this valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The following table presents quantitative information about the significant unobservable inputs applied to these Level 3 fair value measurements:

		September 30,	December 31,
Asset	Significant Unobservable Inputs	2024	2023
Note	Expected term (years)	5.8	6.5
	Implied yield	20.2%	21.7%
Warrant	Expected term (years)	5.8	6.5
	Expected volatility	51.0%	56.0%
	Risk-free rate	3.6%	3.9%
	Expected dividend yield	0.0%	0.0%

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table provides a reconciliation of the financial instruments measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Note	Warrant
Balance at January 1, 2024	$2,868	$4,125
Accretion of discount	79	—
Interest paid-in-kind	370	—
Total unrealized gains or losses:
Recognized in Net income	—	(537)
Recognized in Other comprehensive income	247	—
Balance at September 30, 2024	$3,564	$3,588

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of their short-term nature.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued marketing expense	$35,242	$39,210
Accrued customer credits	56,394	64,318
Accrued future customer compensation	24,944	33,010
Accrued payroll	9,987	17,381
Accrued operating expenses	15,405	20,828
Other current liabilities	17,809	16,895
Total accrued expenses and other current liabilities	$159,781	$191,642

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

During the three and nine months ended September 30, 2024, $2.4 million and $5.4 million of accrued customer credits were redeemed, respectively, and we recognized $5.0 million and $11.5 million of revenue from breakage, respectively. During the three and nine months ended September 30, 2023, $2.6 million and $7.8 million of accrued customer credits were redeemed, respectively, and we recognized $7.7 million and $18.4 million of revenue from breakage, respectively. Breakage amounts are net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions, which are based on historic experience, revenue volumes for future events and our estimate of the likelihood of future cancellations, are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations from ticket sellers and partners are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the three and nine months ended September 30, 2024, we recognized a net increase in revenue of $1.3 million and $1.2 million, respectively, and during the three and nine months ended September 30, 2023, we recognized a net increase in revenue of $1.5 million and $0.2 million, respectively, in each case from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

12. Debt

Our outstanding debt is comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
February 2022 First Lien Loan	$—	$270,188
Shoko Chukin Bank Loan	—	2,954
June 2024 First Lien Loan	394,013	—
Total long-term debt, gross	394,013	273,142
Less: unamortized debt issuance costs	(4,333)	(4,577)
Total long-term debt, net of issuance costs	389,680	268,565
Less: current portion	(3,950)	(3,933)
Total long-term debt, net	$385,730	$264,632

June 2017 Term Loans

In June 2017, we entered into a $575.0 million first lien debt facility, comprising a $50.0 million revolving credit facility and a $525.0 million term loan (the “June 2017 First Lien Loan”), and a second lien credit facility, comprising a $185.0 million second lien term loan (the “June 2017 Second Lien Loan”). The June 2017 First Lien Loan was amended to upsize the committed amount by $115.0 million in July 2018. In October 2019, we paid off the June 2017 Second Lien Loan balance. The revolving credit facility component of the first lien debt facility was retired in May 2020. In October 2021, we made an early principal payment related to the June 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the merger transaction with Horizon Acquisition Corporation (the “Merger Transaction”) and a related private investment in public equity. In February 2022, we repaid the outstanding balance of $190.7 million from the June 2017 First Lien Loan and refinanced the remaining balance with a $275.0 million term loan (as discussed in the “February 2022 First Lien Loan” section below).

February 2022 First Lien Loan

In February 2022, we entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a $275.0 million term loan (the “February 2022 First Lien Loan”) and added a $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027. On June 14, 2024, we refinanced the remaining $269.5 million balance of the February 2022 First Lien Loan, which carried an interest rate of SOFR (as defined herein) (subject to a 0.5% floor) plus a margin of 3.25%, with a $395.0 million term loan (as discussed in the “June 2024 First Lien Loan” section below).

June 2024 First Lien Loan

On June 14, 2024, we entered into an amendment which refinanced the remaining balance of the February 2022 First Lien Loan with a $395.0 million term loan (the “June 2024 First Lien Loan”) with a maturity date of February 3, 2029.

The terms of the June 2024 First Lien Loan specify a secured overnight financing rate (“SOFR”)-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the June 2024 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries (collectively, the “Guarantors”). The June 2024 First Lien Loan requires quarterly amortization payments of $1.0 million. The Revolving Facility does not require periodic payments. All obligations under the June 2024 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets. The June 2024 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 3.00%; provided that such margin may be reduced to 2.75% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The effective interest rate on the June 2024 First Lien Loan was 8.15% per annum at September 30, 2024.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The June 2024 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Because the fair value was estimated using quoted prices that are directly observable in the marketplace, it is estimated on a Level 2 basis. At September 30, 2024, the fair value of the June 2024 First Lien Loan approximated the carrying value.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the June 2024 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of September 30, 2024, we were in compliance with all debt covenants related to the June 2024 First Lien Loan and had no outstanding borrowings under the Revolving Facility.

The refinancing of the February 2022 First Lien Loan with the June 2024 First Lien Loan was accounted for as a debt modification. During the three and nine months ended September 30, 2024, we recognized an expense of zero and $1.7 million, respectively, for third-party fees incurred in relation to the debt modification, which is presented in Other income in the Condensed Consolidated Statements of Operations.

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

13. Financial Instruments

We issued the following warrants during the year ended December 31, 2021 in connection with the Merger Transaction:

Public Warrants

We issued to former warrant holders of Horizon Acquisition Corporation warrants to purchase 18,132,776 shares of our Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”), of which warrants to purchase 5,166,666 shares were issued to Horizon Sponsor, LLC. The Public Warrants are traded on The Nasdaq Stock Market LLC under the symbol “SEATW.” As of September 30, 2024, there were 6,766,853 Public Warrants outstanding.

Private Warrants

We issued to Horizon Sponsor, LLC warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share (the “Private Warrants”). As of September 30, 2024, there were 6,519,791 Private Warrants outstanding.

Exercise Warrants

We issued to Horizon Sponsor, LLC warrants to purchase 17,000,000 shares of our Class A common stock at an exercise price of $10.00 per share (the “$10 Exercise Warrants”) and warrants to purchase 17,000,000 shares of our Class A common stock at an exercise of $15.00 per share (the “$15 Exercise Warrants” and, together with the $10 Exercise Warrants, the “Exercise Warrants”). As of September 30, 2024, there were 34,000,000 Exercise Warrants outstanding (comprised of 17,000,000 $10 Exercise Warrants and 17,000,000 $15 Exercise Warrants).

Intermediate Warrants

Hoya Intermediate issued to Hoya Topco, LLC (“Hoya Topco”) warrants to purchase 3,000,000 of its common units (“Intermediate Units”) at an exercise price of $10.00 per unit (the “$10 Intermediate Warrants”) and warrants to purchase 3,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Intermediate Warrants” and, together with the $10 Intermediate Warrants, the “Intermediate Warrants”).

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

A portion of the Intermediate Warrants, consisting of 1,000,000 $10 Intermediate Warrants and 1,000,000 $15 Intermediate Warrants (together, the “Option Contingent Warrants”), were issued in tandem with stock options we issued to members of our management team and would only become exercisable by Hoya Topco if such a stock option was forfeited or expired unexercised. On December 7, 2023, Hoya Topco voluntarily terminated all of the Option Contingent Warrants.

As of September 30, 2024, there were 4,000,000 Intermediate Warrants outstanding (comprised of 2,000,000 $10 Intermediate Warrants and 2,000,000 $15 Intermediate Warrants).

The following assumptions were used to calculate the fair value of the Intermediate Warrants:

	September 30,	December 31,
	2024	2023
Expected term (years)	7.1	7.8
Expected volatility	54.0%	48.0%
Risk-free rate	3.7%	3.9%
Expected dividend yield	0.0%	0.0%

For the three and nine months ended September 30, 2024, the fair value of the Intermediate Warrants decreased by $4.0 million and $5.7 million, respectively. For three and nine months ended September 30, 2023, the fair value of the Intermediate Warrants (including the Option Contingent Warrants) decreased by $1.7 million and $1.0 million, respectively. The change in fair value of the Intermediate Warrants (including, for the three and nine months ended September 30, 2023, the Option Contingent Warrants) is presented in Other income in the Condensed Consolidated Statements of Operations.

Upon the valid exercise of an Intermediate Warrant for Intermediate Units, we will issue an equivalent number of shares of our Class B common stock to Hoya Topco.

Mirror Warrants

Hoya Intermediate issued to us warrants to purchase 17,000,000 Intermediate Units at an exercise price of $10.00 per unit (the “$10 Mirror Warrants”), warrants to purchase 17,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Mirror Warrants”) and warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (the “$11.50 Mirror Warrants” and, together with the $10 Mirror Warrants and the $15 Mirror Warrants, the “Mirror Warrants”). Upon the valid exercise of a Public, Private or Exercise Warrant, Hoya Intermediate will issue to us an equivalent number of Intermediate Units. Similarly, if a Public, Private or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered. As of September 30, 2024, there were 47,286,644 Mirror Warrants outstanding (comprised of 17,000,000 $10 Mirror Warrants, 17,000,000 $15 Mirror Warrants and 13,286,644 $11.50 Mirror Warrants).

14. Equity

Share Repurchase Programs

On February 29, 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of our Class A common stock, which program was publicly announced on March 5, 2024 and does not have a fixed expiration date (the “2024 Share Repurchase Program”). As of September 30, 2024, we had repurchased approximately 4.1 million shares of our Class A common stock for approximately $22.8 million under the 2024 Share Repurchase Program, for which we had recorded approximately $0.3 million in commissions and excise taxes. As of September 30, 2024, approximately $77.2 million remained available for future repurchases under the 2024 Share Repurchase Program.

In May 2022, our Board authorized a share repurchase program for up to $40.0 million of our Class A common stock, which program was publicly announced on May 26, 2022 (the “2022 Share Repurchase Program”). The 2022 Share Repurchase Program’s authorization was fully utilized during 2022 and the three months ended March 31, 2023. Cumulatively, we repurchased approximately 5.3 million shares of our Class A common stock for approximately $40.0

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

million under the 2022 Share Repurchase Program, for which we recorded approximately $0.1 million in commissions and excise taxes.

Share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income

The following table presents the changes in each component of Accumulated other comprehensive income attributable to Class A common stockholders (in thousands):

	Unrealized Gain on Investments	Foreign Currency Translation Adjustment	Total
Balance at January 1, 2024	$106	$641	$747
Recognized in Other comprehensive income	155	(132)	23
Balance at September 30, 2024	$261	$509	$770

15. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in management's opinion, could have a material effect on our business, financial position or results of operations other than those matters discussed below.

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in August 2020. In January 2022, we issued coupons to certain class members. Other class members were notified in 2022 that they are eligible to submit a claim for a coupon. As of September 30, 2024 and December 31, 2023, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We have been a defendant in multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving the settlement of one such lawsuit was entered by the court in November 2021, pursuant to which we paid $4.5 million (after insurance) to fund a claims settlement pool in 2021 that was fully disbursed in 2022. A final order approving the settlement of another such lawsuit was entered by the court on January 31, 2023, pursuant to which we paid $3.3 million (after insurance) to cover legal and administrative fees and approved claims (payments for which were made in August 2023). We had no accrued liability as of September 30, 2024 and December 31, 2023 related to these matters.

We are a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. An order preliminarily approving the settlement of this lawsuit was entered by the court on September 27, 2024, which remains subject to final court approval and which will be covered in full by insurance. As of September 30, 2024, a liability of $0.3 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this matter. We had no accrued liability as of December 31, 2023 related to this matter.

Indirect Taxes

In 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair Inc., which overturned previous case law that had precluded state and local governments from imposing sales tax collection requirements on retailers without a physical presence. In response, most jurisdictions have adopted laws that attempt to impose tax collection obligations on out-of-state companies, and we have registered and begun collecting tax where required by statute. It is reasonably possible that state or local governments will continue to adopt or interpret laws such that we are required to calculate, collect and remit taxes on sales in their jurisdictions. A successful assertion by one or more jurisdictions could result in material tax liabilities, including uncollected taxes on past sales, as well as penalties and interest. Based on our analysis of certain state and local regulations, specifically related to marketplace facilitators and ticket sales, we have recorded liabilities in all jurisdictions where we believe a risk of loss is probable. We

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

continuously monitor state and local regulations and will implement required collection and remittance procedures if and when we are subject thereto.

To the extent we have sales for international events, we may be required to register with various foreign jurisdictions and to collect and remit indirect taxes. It is reasonably possible that foreign jurisdictions may continue to adopt or interpret laws that impact the amount we are required to collect and remit. A successful assertion by one or more such jurisdictions could result in material tax liabilities, including uncollected taxes on past sales, as well as penalties and interest. Based on our analysis of certain foreign indirect tax regulations, specifically related to event ticket sales, we have recorded liabilities in the jurisdictions where we believe a risk of loss is probable and estimable.

As of September 30, 2024 and December 31, 2023, a liability of $5.4 million and $3.2 million, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to uncollected indirect taxes, including sales taxes. This liability is inclusive of both U.S. and foreign jurisdictions where we believe it is probable we should remit but have not collected all required amounts from customers and is reduced by abatements received. The net expense related to uncollected indirect taxes during the three and nine months ended September 30, 2024 was $0.5 million and $2.6 million, respectively, which is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

2024 Sponsorship Loan

On August 23, 2024, we and a privately held company entered into a sponsorship and custom content partnership agreement that provides us with various marketing services in exchange for our issuance of an interest-free loan payable in installments that could total a maximum of $5.0 million (the “Sponsorship Loan”). We account for the Sponsorship Loan as a note receivable in accordance with ASC Topic 310, Receivables. As of September 30, 2024, we have disbursed $2.0 million of the Sponsorship Loan (the “2024 Sponsorship Loan”). If certain conditions are met, we will issue an additional interest-free $1.5 million loan in each of September 2025 and September 2026. While there is no stated maturity date for the 2024 Sponsorship Loan, we are entitled to a portion of advertising revenue received by the counterparty until the 2024 Sponsorship Loan is repaid in full. The 2024 Sponsorship Loan had a carrying value of $1.8 million as of September 30, 2024, which is presented in Other non-current assets in the Condensed Consolidated Balance Sheets. Additionally, we recognized less than $0.1 million of imputed interest income for the 2024 Sponsorship Loan during the three and nine months ended September 30, 2024, which is presented in Interest expense – net in the Condensed Consolidated Statements of Operations.

16. Related-Party Transactions

Viral Nation Inc.

Viral Nation Inc. (“Viral Nation”) is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing and technology services. Todd Boehly, a member of our Board, serves on the board of directors of Viral Nation and is the Co-Founder, Chairman and Chief Executive Officer (“CEO”) of Eldridge Industries, LLC (“Eldridge”), which owns greater than 10% of Viral Nation. For Viral Nation’s services, we incurred an expense of less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2024, respectively, and $0.1 million during the three and nine months ended September 30, 2023, which is presented in Marketing and selling expenses in the Condensed Consolidated Statements of Operations.

Rolling Stone, LLC

Rolling Stone, LLC (“Rolling Stone”) is a high-profile magazine and media platform focused on music, film, television and news coverage. Todd Boehly, a member of our Board, is the Co-Founder, Chairman and CEO of Eldridge, which owns greater than 10% of Rolling Stone. In connection with a partnership with Rolling Stone, we incurred zero expense during the three and nine months ended September 30, 2024 and an expense of $0.2 million and $0.7 million during the three and nine months ended September 30, 2023, respectively, which is presented in Marketing and selling expenses in the Condensed Consolidated Statements of Operations.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Los Angeles Dodgers

The Los Angeles Dodgers (the “Dodgers”) is a Major League Baseball team based in Los Angeles, California. Todd Boehly, a member of our Board, owns greater than 10% of the Dodgers. In connection with a strategic partnership with the Dodgers, including our designation as an official ticket marketplace of the Dodgers and certain other advertising, marketing, promotional and sponsorship benefits, we incurred an expense of $1.0 million and $2.1 million during the three and nine months ended September 30, 2024, respectively, and an expense of $1.1 million during the three and nine months ended September 30, 2023, which is presented in Marketing and selling expenses in the Condensed Consolidated Statements of Operations.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate unitholders. For more information, see “Tax Receivable Agreement” in Note 17, Income Taxes.

17. Income Taxes

For the three and nine months ended September 30, 2024, we recorded a $4.3 million and $7.1 million income tax expense in continuing operations, respectively. Our effective income tax rate differed from the 21% U.S. federal statutory rate due to a redeemable noncontrolling interests adjustment for VSI’s allocable share of Hoya Intermediate’s income, state taxes, equity-based compensation and limitations on compensation deductions. For the three and nine months ended September 30, 2023, we recorded a $2.6 million income tax expense and a $21.6 million income tax benefit in continuing operations, respectively. Our effective income tax rate differed from the 21% U.S. federal statutory rate due to the release of our valuation allowance on our U.S. net operating losses, interest limitations and tax credit carryforwards.

As of September 30, 2024 and December 31, 2023, our deferred tax assets were primarily the result of our investment in partnership, the TRA, net operating losses, interest limitations and tax credit carryforwards. As of each reporting date, we consider new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Certain tax attributes remain subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 as a result of the historical acquisitions. We maintain a partial valuation allowance on our investments in partnership related to the portion of the basis difference that we do not expect to realize on a more likely than not basis.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate unitholders that provides for our payment to such unitholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of September 30, 2024, we estimate that the tax savings associated with all tax attributes described above would require us to pay $165.7 million, primarily over the next 15 years. As of September 30, 2024, $3.5 million is expected to be due within the next 12 months.

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

Restricted Stock Units

Restricted stock units (“RSUs”) awards are denominated in a hypothetical equivalent number of shares of our Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU converts into a share of our Class A common stock upon vesting.

During the nine months ended September 30, 2024 and 2023, we granted to certain employees 10.8 million and 2.7 million RSUs, respectively, at a weighted average grant date fair value of $5.32 per share and $7.21 per share, respectively. RSUs granted to employees vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

During the nine months ended September 30, 2024 and 2023, we granted to our directors 0.3 million and 0.1 million RSUs, respectively, at a weighted average grant date fair value of $5.24 per share and $7.68 per share, respectively. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the first anniversary of the grant date, subject to the director’s continued service on our Board through the applicable vesting date.

During the nine months ended September 30, 2024 and 2023, we granted to certain consultants less than 0.1 million and less than 0.1 million RSUs, respectively, at a weighted average grant date fair value of $3.72 per share and $7.98 per share, respectively. RSUs granted to consultants either fully vest on the first anniversary of the grant date or in equal annual installments over three years, subject to the consultant’s continued service through the applicable vesting date.

A summary of the total activity for RSUs is as follows (in thousands, except per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	3,866	$8.35
Granted	11,116	5.32
Forfeited	(510)	7.47
Vested	(1,818)	8.28
Unvested at September 30, 2024	12,654	$5.73

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	2,551	$10.99
Granted	2,685	7.21
Forfeited	(138)	9.02
Vested	(801)	7.65
Unvested at September 30, 2023	4,297	$9.31

Stock Options

Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant date.

No stock options were granted during the nine months ended September 30, 2024.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

In March 2023, we granted to certain employees 3.6 million stock options with an exercise price of $7.17 per share and a grant date fair value of $3.30 per option. Stock options granted to employees vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date. Stock options granted to employees have a contractual term of ten years from the grant date and a fair value that is estimated on the grant date using the Black-Scholes option pricing model.

In June 2023, we granted to certain consultants 0.9 million stock options divided into three tranches of 0.2 million, 0.3 million and 0.4 million, respectively, with exercise prices of $7.98, $17.00 and $23.00 per share, respectively, and grant date fair values of $3.22, $1.87 and $1.44 per option, respectively. Stock options granted to consultants vest in equal annual installments over three years, subject to the consultant’s continued service through the applicable vesting date. Stock options granted to consultants have a contractual term of seven years from the grant date and a fair value that is estimated on the grant date using the Hull-White model.

The following assumptions were used to calculate the fair value of the stock options:

	June 14, 2023	March 10, 2023
Expected term (years)	7.0	5.9
Expected volatility	42.0%	42.0%
Risk-free rate	4.0%	3.9%
Expected dividend yield	0.0%	0.0%

A summary of the total activity for stock options is as follows (in thousands, except per option data):

	Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,807	$8.02	9	$—
Options granted	—	—
Options exercised	—	—
Options forfeited	(559)	6.99
Options expired	(807)	6.88
Outstanding at September 30, 2024	7,441	$8.23	8	$—
Vested and exercisable at September 30, 2024	4,387	$7.63

	Outstanding Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,125	$12.09	9	$—
Options granted to employees	3,603	7.17
Options granted to consultants - tranche 1	200	7.98
Options granted to consultants - tranche 2	300	17.00
Options granted to consultants - tranche 3	400	23.00
Options exercised	—	—
Options forfeited	—	—
Options expired	(58)	—
Outstanding at September 30, 2023	10,570	$10.89	9	$—

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Compensation Expense

For the three and nine months ended September 30, 2024, equity-based compensation expense related to RSUs was $8.5 million and $22.4 million, respectively, compared to $3.9 million and $10.5 million for the three and nine months ended September 30, 2023, respectively. Unrecognized compensation expense relating to unvested RSUs as of September 30, 2024 was approximately $59.4 million, which is expected to be recognized over a weighted average period of approximately one year.

For the three and nine months ended September 30, 2024, equity-based compensation expense related to stock options was $2.3 million and $8.1 million, respectively, compared to $2.8 million and $7.3 million for the three and nine months ended September 30, 2023, respectively. Unrecognized compensation expense relating to unvested stock options as of September 30, 2024 was $9.7 million, which is expected to be recognized over a weighted average period of approximately one year.

For the three and nine months ended September 30, 2024, equity-based compensation expense excludes $0.2 million and $0.6 million, respectively, related to capitalized development costs.

Profits Interests and Phantom Units

On June 10, 2024, the Board of Managers of Hoya Topco (the “Hoya Topco Board”) approved the redemption, repurchase and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding profits interests held by our employees (including the Class B-1, Class D and Class E Units discussed in our 2023 Form 10-K). Accordingly, we recognized equity-based compensation expense related to the profits interests of zero and $3.3 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2023, respectively.

On June 10, 2024, the Hoya Topco Board also approved the repurchase and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding phantom units held by our employees. The phantom units held service and performance conditions, requiring us to recognize a liability for the fair value of the outstanding phantom units only when we conclude it is probable that the performance conditions will be achieved. Accordingly, we recognized equity-based compensation expense related to the phantom units of zero and $5.0 million for the three and nine months ended September 30, 2024, respectively. There was no equity-based compensation expense previously recognized related to the phantom units.

Hoya Topco had no outstanding profits interests or phantom units held by our employees, and we had no unrecognized equity-based compensation expense related thereto, as of September 30, 2024.

19. Earnings Per Share

We calculate basic and diluted net income per share of Class A common stock in accordance with ASC Topic 260, Earnings per Share. Because our Class B common stock does not have economic rights in VSI, it is not considered a participating security for basic and diluted net income per share, and we do not present basic and diluted net income per share of Class B common stock. However, our Class B common stockholders are allocated income in Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net income attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net income in each quarterly period by Hoya Topco’s weighted average percentage ownership of Intermediate Units during the period. Hoya Topco has the right to exchange its Intermediate Units for shares of our Class A common stock (on a one-to-one basis) or cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by our Board, which as of September 30, 2024 consisted of a majority of directors nominated by affiliates of Hoya Topco and GTCR, LLC pursuant to our stockholders’ agreement. The ability to put Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of our Class A common stock and is subject to our Board’s approval.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table provides the net income attributable to Hoya Topco’s redeemable noncontrolling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income—Hoya Intermediate	$10,630	$17,672	$23,064	$61,674
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income	36.7%	52.9%	36.4%	56.8%
Net income attributable to Hoya Topco's redeemable noncontrolling interests	$3,900	$9,341	$8,405	$35,045

Net income attributable to Class A common stockholders–basic is calculated by subtracting the portion of Hoya Intermediate’s net income attributable to redeemable noncontrolling interests from our total net income, which includes our net income for activities outside of our investment in Hoya Intermediate, including income tax expense (benefit) for VSI’s portion of income, as well as the full results of Hoya Intermediate on a consolidated basis.

Net income per Class A common stock–diluted is based on the average number of shares of our Class A common stock used for the basic earnings per share calculation, adjusted for the weighted average number of Class A common share equivalents outstanding for the period determined using the treasury stock and if-converted methods, as applicable. Net income attributable to Class A common stockholders–diluted is adjusted for (i) our share of Hoya Intermediate’s consolidated net income after giving effect to Intermediate Units that convert into potential shares of our Class A common stock, to the extent it is dilutive, and (ii) the impact of changes in the fair value of the Intermediate Warrants, to the extent they are dilutive.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table sets forth the computation of basic and diluted net income per share of Class A common stock for the periods in which shares of our Class A and Class B common stock were outstanding (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator—basic:
Net income	$9,196	$16,018	$18,716	$84,616
Less: Income attributable to redeemable noncontrolling interests	3,900	9,341	8,405	35,045
Net income attributable to Class A common stockholders—basic	5,296	6,677	10,311	49,571
Denominator—basic:
Weighted average Class A common stock outstanding—basic	131,521,578	96,407,327	132,460,381	86,403,617
Net income per Class A common stock—basic	$0.04	$0.07	$0.08	$0.57

Numerator—diluted:
Net income attributable to Class A common stockholders—basic	$5,296	$6,677	$10,311	$49,571
Net income effect of dilutive securities:
Effect of redeemable noncontrolling interests	—	—	—	33,874
Effect of RSUs	2	15	8	68
Net income attributable to Class A common stockholders—diluted	5,298	6,692	10,319	83,513
Denominator—diluted:
Weighted average Class A common stock outstanding—basic	131,521,578	96,407,327	132,460,381	86,403,617
Weighted average effect of dilutive securities:
Effect of redeemable noncontrolling interests	—	—	—	109,514,286
Effect of RSUs	433,103	455,572	679,759	389,828
Weighted average Class A common stock outstanding—diluted	131,954,681	96,862,899	133,140,140	196,307,731
Net income per Class A common stock—diluted	$0.04	$0.07	$0.08	$0.43

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

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share of Class A common stock for the periods presented that could potentially dilute earnings per share in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	2,002,430	1,576,861	801,833	857,813
Stock options	7,401,783	10,597,528	7,401,783	10,597,528
Public Warrants and Private Warrants	13,286,644	13,286,644	13,286,644	13,286,644
Exercise Warrants	34,000,000	34,000,000	34,000,000	34,000,000
Intermediate Warrants	4,000,000	6,000,000	4,000,000	6,000,000
Redeemable noncontrolling interests	76,225,000	99,800,000	76,225,000	—

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

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events delivering some of life’s most exciting moments. We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages, while enabling ticket sellers and partners to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net income and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketplace GOV*	$871,726	$998,933	$2,898,269	$2,808,200
Revenues	186,605	188,133	575,773	514,576
Net income	9,196	16,018	18,716	84,616
Adjusted EBITDA*	$34,077	$33,367	$117,172	$106,879

* See the “Key Business Metrics” section below for more information on Marketplace GOV and Adjusted EBITDA, which is a financial measure not defined under accounting principles generally accepted in the United States of America (“US GAAP”).

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

The following table summarizes our key business metrics (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketplace GOV(1)	$871,726	$998,933	$2,898,269	$2,808,200
Total Marketplace orders(2)	2,969	3,022	8,943	7,924
Total Resale orders(3)	116	110	316	273
Adjusted EBITDA(4)	$34,077	$33,367	$117,172	$106,879

(1)
Marketplace GOV represents the total transactional amount of Marketplace segment orders placed on our platform in a period, inclusive of fees, exclusive of taxes and net of cancellations that occurred during that period. During the three and nine months ended September 30, 2024, Marketplace GOV was negatively impacted by cancellations in the amount of $35.4 million and $74.9 million, respectively, compared to $10.1 million and $33.9 million during the three and nine months ended September 30, 2023, respectively.
(2)
Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of cancellations that occurred during that period. During the three and nine months ended September 30, 2024, our Marketplace segment experienced 77,012 and 179,453 cancellations, respectively, compared to 28,203 and 78,034 cancellations during the three and nine months ended September 30, 2023, respectively.
(3)
Total Resale orders represents the volume of Resale segment orders in a period, net of cancellations that occurred during that period. During the three and nine months ended September 30, 2024, our Resale segment experienced 2,411 and 4,494 cancellations, respectively, compared to 851 and 2,363 cancellations during the three and nine months ended September 30, 2023, respectively.
(4)
Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for making period-to-period comparisons of our business performance. See the “Adjusted EBITDA” section below for more information and a reconciliation of Adjusted EBITDA to its most directly comparable US GAAP measure.

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

Marketplace GOV can be impacted by seasonality. Quarterly fluctuations in Marketplace GOV can result from changes in event supply, the popularity and demand of performers, tours, teams and events, the mix of concert venue types among stadiums, arenas and amphitheaters, the length and team composition of sports playoff series and championship games, and the number of cancellations.

Marketplace GOV decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily as a result of a decrease in average order size for concert events, including due to a shift in venue mix away from stadiums, and an increase in cancellations. Conversely, Marketplace GOV increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of an increase in Total Marketplace orders.

Total Marketplace Orders

Total Marketplace orders represents the volume of Marketplace segment orders placed on our platform in a period, net of cancellations that occurred during that period. An order can include one or more tickets, hotel rooms or parking passes. Total Marketplace orders allows us to monitor order volume and better identify trends within our Marketplace segment. Total Marketplace orders decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily as a result of an increase in cancellations, partially offset by revenues from Vegas.com and Wavedash. Conversely, Total Marketplace orders increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of an increase in the number of orders processed, which was due in part to the nine months ended September 30, 2024 including orders processed through Vegas.com and Wavedash.

Total Resale Orders

Total Resale orders represents the volume of Resale segment orders in a period, net of cancellations that occurred during that period. An order can include one or more tickets or parking passes. Total Resale orders allows us to monitor order volume and better identify trends within our Resale segment. Total Resale orders increased during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily as a result of higher activity in our Resale segment.

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

Adjusted EBITDA is a key measure used by our management team internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting. Moreover, we believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for making period-to-period comparisons of our business performance and highlighting trends in our operating results.

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with US GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with US GAAP and may exclude recurring costs, such as interest expense – net, equity-based compensation, litigation, settlements and related costs, change in fair value of warrants, change in fair value of derivative assets and foreign currency revaluation losses (gains). In addition, other companies may calculate Adjusted EBITDA differently than we do, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the US GAAP amounts excluded from Adjusted EBITDA.

The following table provides a reconciliation of Adjusted EBITDA to its most directly comparable US GAAP measure, net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$9,196	$16,018	$18,716	$84,616
Income tax expense (benefit)	4,290	2,595	7,136	(21,605)
Interest expense – net	6,300	2,544	16,706	8,596
Depreciation and amortization	10,669	3,301	31,654	8,603
Sales tax liability(1)	526	—	2,613	—
Transaction costs(2)	1,243	2,290	6,649	7,234
Equity-based compensation(3)	10,685	7,578	38,284	20,488
Litigation, settlements and related costs(4)	157	26	164	260
Change in fair value of warrants(5)	(3,952)	(1,664)	(5,713)	(991)
Change in fair value of derivative asset(6)	456	83	537	83
Change in fair value of contingent consideration(7)	—	20	—	(998)
Loss on asset disposals(8)	38	34	160	51
Foreign currency revaluation losses (gains)(9)	(5,531)	542	266	542
Adjusted EBITDA	$34,077	$33,367	$117,172	$106,879

(1)
We have historically incurred sales tax expense in jurisdictions where we expected to collect and remit indirect taxes, but were not yet collecting from customers. During the three and nine months ended September 30, 2024, we accrued for additional sales and indirect tax liabilities in jurisdictions where we are not yet collecting from customers and settled certain local admission tax liabilities for less than the amount that was accrued as of December 31, 2023.
(2)
Relates to legal, accounting, tax and other professional fees; personnel-related costs, which consist of retention bonuses; integration costs; and other transaction-related expenses. Costs in the three and nine months ended September 30, 2024 primarily related to the refinancing of the February 2022 First Lien Loan with the June 2024 First Lien Loan (each as defined herein), share repurchases, acquisitions and strategic investments. Costs in the three and nine months ended September 30, 2023 primarily related to a secondary offering of our Class A common stock, acquisitions and strategic investments.
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
(5)
Relates to the revaluation of warrants to purchase common units (“Intermediate Units”) of Hoya Intermediate held by Hoya Topco, LLC (“Hoya Topco”) following the Merger Transaction.
(6)
Relates to the revaluation of derivatives recorded at fair value.
(7)
Relates to the revaluation of Vivid Picks cash earnouts.
(8)
Relates to asset disposals, which are not considered indicative of our core operating performance.
(9)
Relates to unrealized foreign currency revaluation losses (gains) from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date.

Key Factors Affecting our Performance

During the nine months ended September 30, 2024, there were no material changes to the “Key Factors Affecting Our Performance” disclosed in our 2023 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues	$186,605	$188,133	$(1,528)	(1)%	$575,773	$514,576	$61,197	12%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	51,029	50,462	567	1%	149,377	130,838	18,539	14%
Marketing and selling	67,835	77,006	(9,171)	(12)%	205,695	196,970	8,725	4%
General and administrative	46,306	37,225	9,081	24%	149,725	107,921	41,804	39%
Depreciation and amortization	10,669	3,301	7,368	223%	31,654	8,603	23,051	268%
Change in fair value of contingent consideration	—	20	(20)	(100)%	—	(998)	998	100%
Income from operations	10,766	20,119	(9,353)	(46)%	39,322	71,242	(31,920)	(45)%
Other expense (income):
Interest expense – net	6,300	2,544	3,756	148%	16,706	8,596	8,110	94%
Other income	(9,020)	(1,038)	(7,982)	(769)%	(3,236)	(365)	(2,871)	(787)%
Income before income taxes	13,486	18,613	(5,127)	(28)%	25,852	63,011	(37,159)	(59)%
Income tax expense (benefit)	4,290	2,595	1,695	65%	7,136	(21,605)	28,741	133%
Net income	9,196	16,018	(6,822)	(43)%	18,716	84,616	(65,900)	(78)%
Net income attributable to redeemable noncontrolling interests	3,900	9,341	(5,441)	(58)%	8,405	35,045	(26,640)	(76)%
Net income attributable to Class A common stockholders	$5,296	$6,677	$(1,381)	(21)%	$10,311	$49,571	$(39,260)	(79)%

Revenues

The following table presents revenues by segment (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues:
Marketplace	$152,653	$154,388	$(1,735)	(1)%	$482,711	$430,119	$52,592	12%
Resale	33,952	33,745	207	1%	93,062	84,457	8,605	10%
Total revenues	$186,605	$188,133	$(1,528)	(1)%	$575,773	$514,576	$61,197	12%

Total revenues decreased $1.5 million, or 1%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease, which occurred only in our Marketplace segment, resulted primarily from a decrease in average order size and an increase in cancellations, partially offset by revenue from Vegas.com and Wavedash. Total revenues increased $61.2 million, or 12%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase, which occurred in both our Marketplace and Resale segments, resulted primarily from an increase in orders processed, which was due in part to the nine months ended September 30, 2024 including orders processed through Vegas.com and Wavedash.

Marketplace

The following table presents Marketplace revenues by event category (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues:
Concerts	$67,701	$87,142	$(19,441)	(22)%	$216,533	$239,762	$(23,229)	(10)%
Sports	50,378	52,169	(1,791)	(3)%	149,183	143,118	6,065	4%
Theater	28,705	14,788	13,917	94%	97,544	45,705	51,839	113%
Other	5,869	289	5,580	1,931%	19,451	1,534	17,917	1,168%
Total Marketplace revenues	$152,653	$154,388	$(1,735)	(1)%	$482,711	$430,119	$52,592	12%

Marketplace revenues decreased $1.7 million, or 1%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease resulted primarily from a decrease in average order size for concert events, including due to a shift in venue mix away from stadiums, and an increase in cancellations. Marketplace revenues increased $52.6 million, or 12%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase resulted primarily from an increase in Total Marketplace orders.

Total Marketplace orders decreased 0.1 million, or 2%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease resulted primarily from an increase in cancellations, partially offset by orders from Vegas.com and Wavedash. Total marketplace orders increased 1.0 million, or 13%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase resulted primarily from an increase in the number of orders processed, particularly for theater events, which was due in part to the nine months ended September 30, 2024 including orders processed through Vegas.com and Wavedash.

Cancellation charges, which are classified as a reduction to revenues, represented a $7.3 million reduction to revenues for the three months ended September 30, 2024 compared to a $1.0 million increase to revenues for the three months ended September 30, 2023, and a $20.4 million reduction to revenues for the nine months ended September 30, 2024 compared to a $7.6 million reduction to revenues for the nine months ended September 30, 2023. The increase in cancellation charges was primarily due to a higher number of event cancellations, including certain large concert tour cancellations, and lower revenue recognized from customer credit breakage.

The following table presents Marketplace revenues by business model (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues:
Owned Properties	$129,159	$122,778	$6,381	5%	$394,317	$329,006	$65,311	20%
Private Label	23,494	31,610	(8,116)	(26)%	88,394	101,113	(12,719)	(13)%
Total Marketplace revenues	$152,653	$154,388	$(1,735)	(1)%	$482,711	$430,119	$52,592	12%

The increase in Owned Properties revenues during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 resulted primarily from an increase in the number of orders processed, which was due in part to the three and nine months ended September 30, 2024 including orders processed through Vegas.com and Wavedash.

The decrease in Private Label revenues during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 resulted primarily from the negative impact to revenue of decreased customer credit breakage.

In our Marketplace segment, we also earn referral fee revenue by offering event ticket insurance to ticket buyers using a third-party insurance provider. Our referral fee revenue was $6.0 million and $19.6 million during the three and nine months ended September 30, 2024, respectively, and $7.3 million and $21.9 million during the three and nine months ended September 30, 2023, respectively. The decrease was primarily due to a decline in the insurance attachment rate to orders.

Resale

Resale revenues increased $0.2 million, or 1%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased $8.6 million, or 10%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase resulted primarily from an increase in Total Resale orders.

Total Resale orders increased less than 0.1 million, or 5%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased less than 0.1 million, or 16%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase resulted primarily from higher order volume.

Cancellation charges, which are classified as a reduction to revenues, negatively impacted Resale revenues by $0.3 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, compared to $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively.

Cost of Revenues (Exclusive of Depreciation and Amortization)

The following table presents cost of revenues by segment (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Cost of revenues:
Marketplace	$23,052	$23,923	$(871)	(4)%	$74,356	$66,749	$7,607	11%
Resale	27,977	26,539	1,438	5%	75,021	64,089	10,932	17%
Total cost of revenues	$51,029	$50,462	$567	1%	$149,377	$130,838	$18,539	14%

Total cost of revenues increased $0.6 million, or 1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase resulted primarily from an increase in Total Resale orders. Total cost of revenues increased $18.5 million, or 14%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase resulted primarily from higher order volume in both our Marketplace and Resale segments.

Marketplace

Marketplace cost of revenues decreased $0.9 million, or 4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased $7.6 million, or 11%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The changes were relatively consistent with the changes in Marketplace GOV, which decreased by 13% and increased by 3% during the same respective periods.

Resale

Resale cost of revenues increased $1.4 million, or 5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased $10.9 million, or 17%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increases were not consistent with the increases in Resale revenues, which increased by 1% and 10% during the same respective periods, due to certain event categories with lower margins.

Marketing and Selling

The following table presents marketing and selling expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Marketing and selling:
Online	$63,501	$66,226	$(2,725)	(4)%	$189,311	$174,224	$15,087	9%
Offline	4,334	10,780	(6,446)	(60)%	16,384	22,746	(6,362)	(28)%
Total marketing and selling	$67,835	$77,006	$(9,171)	(12)%	$205,695	$196,970	$8,725	4%

Marketing and selling expenses, which are entirely attributable to our Marketplace segment, decreased $9.2 million, or 12%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease primarily resulted from a decrease in offline advertising. Marketing and selling expenses increased $8.7 million, or 4%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase primarily resulted from higher spending on online advertising, which increased by $15.1 million, or 9%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in online advertising spending was primarily driven by an increase in performance marketing channel spend. The changes in Marketing and selling expenses were relatively consistent with the changes in Marketplace GOV, which decreased by 13% and increased by 3% during the same respective periods.

General and Administrative

The following table presents general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
General and administrative:
Personnel expenses	$32,157	$27,740	$4,417	16%	$107,846	$78,791	$29,055	37%
Non-income tax expense	750	472	278	59%	3,893	1,426	2,467	173%
Other	13,399	9,013	4,386	49%	37,986	27,704	10,282	37%
Total general and administrative	$46,306	$37,225	$9,081	24%	$149,725	$107,921	$41,804	39%

Total general and administrative expenses increased $9.1 million, or 24%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased $41.8 million, or 39%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to higher personnel expenses from higher equity-based compensation expense and higher employee headcount, including headcount added through our acquisitions of Vegas.com and Wavedash. The June 2024 repurchase and cancellation by Hoya Topco (using its own funds) of all of its outstanding profits interests and phantom units held by our employees also contributed to higher equity-based compensation expense during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (for more information, see Note 18, Equity-Based Compensation, to our condensed consolidated financial statements included elsewhere in this Report). Non-income tax expense increased as a result of accruing for sales and indirect taxes in jurisdictions where we believe it is probable we should remit but have not yet collected from customers. The increase in other expenses for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily driven by higher computer, telecom and office expenses and higher professional service fees, including expenses and fees incurred by Vegas.com and Wavedash.

Depreciation and Amortization

Depreciation and amortization expenses increased $7.4 million, or 223%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased $23.1 million, or 268%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to the intangibles acquired as part of our acquisitions of Vegas.com and Wavedash and, to a lesser extent, an increase in capitalized development activities related to our platform.

Other Expense (Income)

Interest Expense – Net

Interest expense – net increased $3.8 million, or 148%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased $8.1 million, or 94%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a higher amount of outstanding principal debt and lower interest income earned on cash balances.

Other Income

Other income increased $8.0 million, or 769%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased $2.9 million, or 787%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to the fair value remeasurement of warrants and foreign currency revaluation gains.

Income Tax Expense (Benefit)

Income tax expense increased $1.7 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased $28.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to the June 30, 2023 release of our previously recorded valuation allowance on our U.S. tax attributes carryforward deferred tax assets, which produced a sizable income tax benefit for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of September 30, 2024, we had $202.3 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions and highly liquid investments with maturities of three months or less. For the nine months ended September 30, 2024, we generated positive cash flows from our operating activities.

Loan Agreements

In June 2017, we entered into a $575.0 million first lien debt facility (the “June 2017 First Lien Loan”). We had an outstanding loan balance of $465.7 million under the June 2017 First Lien Loan as of December 31, 2021. In February 2022, we repaid $190.7 million of the outstanding June 2017 First Lien Loan. In February 2022, we also entered into an amendment which refinanced the remaining balance of the June 2017 First Lien Loan with a $275.0 million term loan (the “February 2022 First Lien Loan”), added a $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027, replaced the London Interbank Offered Rate (“LIBOR”)-based floating interest rate with a term SOFR-based floating interest rate, and revised the springing financial covenant to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels.

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

As of September 30, 2024, we had the June 2024 First Lien Loan outstanding and no outstanding borrowings under the Revolving Facility.

Share Repurchase Programs

On February 29, 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of our Class A common stock, which program was publicly announced on March 5, 2024 and does not have a fixed expiration date (the “2024 Share Repurchase Program”). As of September 30, 2024, we had repurchased approximately 4.1 million shares of our Class A common stock for approximately $22.8 million under the 2024 Share Repurchase Program, for which we had recorded approximately $0.3 million in commissions and excise taxes. As of September 30, 2024, approximately $77.2 million remained available for future repurchases under the 2024 Share Repurchase Program.

In May 2022, our Board authorized a share repurchase program for up to $40.0 million of our Class A common stock, which program was publicly announced on May 26, 2022 (the “2022 Share Repurchase Program”). The 2022 Share Repurchase Program’s authorization was fully utilized during 2022 and the three months ended March 31, 2023. Cumulatively, we repurchased approximately 5.3 million shares of our Class A common stock for approximately $40.0 million under the 2022 Share Repurchase Program, for which we recorded approximately $0.1 million in commissions and excise taxes.

Share repurchases are accounted for as Treasury stock in the Condensed Consolidated Balance Sheets.

Distributions to Redeemable Noncontrolling Interests

Per its Limited Liability Company Agreement, Hoya Intermediate is required to make pro-rata tax distributions to its members, of which $2.8 million and $9.3 million was distributed to redeemable noncontrolling interests in the three and nine months ended September 30, 2024, respectively.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate unitholders that provides for our payment to such unitholders of 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of September 30, 2024, we estimate that the tax savings associated with all tax attributes described above would require us to pay $165.7 million, primarily over the next 15 years. As of September 30, 2024, $3.5 million is expected to be due within the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$6,135	$114,386
Net cash used in investing activities	(17,838)	(71,032)
Net cash provided by (used in) financing activities	87,881	(26,696)
Impact of foreign exchange on cash, cash equivalents, and restricted cash	(151)	786
Net increase in cash, cash equivalents, and restricted cash	$76,027	$17,444

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2024 due to $18.7 million in net income, net non-cash charges of $70.2 million and net cash outflows from a $82.8 million change in net operating assets. The net cash outflows from the change in net operating assets were primarily due to decreases in Accounts payable and Accrued expenses and other current liabilities. The decrease in Accounts payable was due to a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV. The decrease in Accrued expenses and other current liabilities was also due to lower Marketplace GOV, as well as the timing of disbursements.

Net cash provided by operating activities was $114.4 million for the nine months ended September 30, 2023 due to $84.6 million in net income, net non-cash charges of $6.1 million and net cash inflows from a $23.6 million change in net operating assets. The net cash inflows from the change in net operating assets were primarily due to an increase in amounts payable to ticket sellers as a result of higher order volumes.

Net Cash Used in Investing Activities

Net cash used in investing activities was $17.8 million for the nine months ended September 30, 2024, which was primarily related to capital spending on development activities related to our platform.

Net cash used in investing activities was $71.0 million for the nine months ended September 30, 2023, which was primarily related to the acquisition of Wavedash and capital spending on development activities related to our platform.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $87.9 million for the nine months ended September 30, 2024, which was primarily related to the refinancing of the February 2022 First Lien Loan with the June 2024 First Lien Loan on June 14, 2024.

Net cash used in financing activities was $26.7 million for the nine months ended September 30, 2023, which was primarily related to the 2022 Share Repurchase Program and tax distributions to redeemable noncontrolling interests.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets and valuation allowances have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial statements. See our 2023 Form 10-K for a description of our critical accounting policies and estimates. There have been no material changes to the critical accounting policies disclosed in our 2023 Form 10-K.

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

Interest Rate Risk

Our market risk is affected by changes in interest rates. The June 2024 First Lien Loan (our only outstanding debt) bears a floating interest rate based on market rates plus an applicable spread. We will be susceptible to fluctuations in interest rates if we do not hedge the interest rate exposure arising from our floating-rate debt, which may adversely impact our financial results. A hypothetical 1% change in interest rates, assuming rates are above our interest rate floor, would have impacted our interest expense by $1.0 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, based on amounts outstanding under the June 2024 First Lien Loan.

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

We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars during consolidation. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Due to fluctuations in exchange rates resulting from the current macroeconomic environment, we may experience negative impacts on the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. dollars, as well as the revaluation adjustments on U.S. dollar denominated intercompany loans. Our foreign currency translation adjustment included in the Condensed Consolidated Statements of Comprehensive Income resulted in a gain of $2.9 million and a loss of $0.2 million, respectively, for the three and nine months ended September 30, 2024. As of September 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would have impacted our foreign currency revaluation loss (gain), which is reflected in the Condensed Consolidated Statements of Operations, by $3.6 million.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024 due to the material weakness in our internal control over financial reporting described below.

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

Remediation Activities

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. During the three months ended September 30, 2024, we continued to review our internal control procedures, to implement new controls and processes, to hire additional qualified personnel and to establish more robust processes to support our internal control over financial reporting, including by creating clearly defined roles and responsibilities and the appropriate segregation of duties. These actions are continuing to be validated through testing and, when fully implemented, we believe they will be effective in remediating the material weakness. However, additional time is required to complete implementing the enhanced procedures and to test and ensure the effectiveness and sustainability of the improved controls. The material weakness will not be considered remediated until the applicable controls have been in place and operating for a sufficient period of time and management has concluded, through testing, that these controls are effective. We continue to devote significant time and attention to these efforts.

Changes in Internal Control over Financial Reporting

Except with respect to the continuing remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuing to review the internal control structures of Wavedash and Vegas.com and, if necessary, will make appropriate changes as we continue to integrate such businesses into our overall internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about repurchases of our common stock during the three months ended September 30, 2024 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2024	—	$—	—	$80,000
August 1-31, 2024	683,596	4.07	683,596	77,221
September 1-30, 2024	—	—	—	77,221
Total	683,596	$4.07	683,596	$77,221

(1) Excludes brokerage commissions, excise taxes and other costs of execution.

(2) On February 29, 2024, our Board authorized the 2024 Share Repurchase Program for up to $100.0 million of our Class A common stock. The 2024 Share Repurchase Program was publicly announced on March 5, 2024, does not have a fixed expiration date and does not obligate us to purchase any minimum number of shares. Under the 2024 Share Repurchase Program, we may repurchase shares in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
November 7, 2024

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
November 7, 2024