Form 10-K
period 2024-12-31
Vivid Seats Inc.
filed 2025-03-12
CIK 1856031

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $438.7 million.

As of February 28, 2025, the registrant had outstanding 132,697,220 shares of Class A common stock, $0.0001 par value per share, net of treasury shares, and 76,225,000 shares of Class B common stock, $0.0001 par value per share.

Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2025 annual meeting of stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Chicago, Illinois

forward-looking statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future events and the future results of Vivid Seats Inc. and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC, and Vivid Seats LLC (collectively, “we,” “us,” and “our”). Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “propose,” “seek,” “should,” “target,” “will,” and “would,” as well as similar expressions which predict or indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements.

We may use forward-looking statements when addressing topics such as our future operating results and financial performance, including our ability to generate sufficient cash flows and/or raise additional capital when necessary or desirable, our success in attracting, hiring, motivating, and retaining our senior management team, key technical employees, and other highly skilled personnel, any payment of dividends on our Class A common stock, and other topics relating to our business, operations, and financial performance, such as:

•
The supply and demand of live concert, sporting, and theater events;
•
The impact of adverse economic conditions and other factors affecting discretionary consumer and corporate spending;
•
Our ability to maintain and develop our relationships with ticket buyers, sellers, and partners;
•
Our ability to compete in the ticketing industry;
•
Our ability to continue to maintain and improve our platform and to successfully develop new and improved solutions and enhancements;
•
The impact of extraordinary events, including disease epidemics;
•
Our ability to identify suitable acquisition targets, to complete planned acquisitions, and to realize the expected benefits of completed acquisitions;
•
Our ability to comply with applicable laws and regulations;
•
The impact of unfavorable outcomes in legislation and legal proceedings; and
•
Our ability to maintain the integrity of our information systems and infrastructure, and to identify, assess, and manage relevant cybersecurity risks.

We have based these forward-looking statements on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are not guarantees of future performance, conditions, or results, and are subject to risks, uncertainties, and assumptions that can be difficult to predict and/or are outside of our control. Therefore, actual results may differ materially from those contemplated by any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report, as well as in our press releases and other filings with the Securities and Exchange Commission (the “SEC”).

You should not place undue reliance on forward-looking statements, which speak only as of the date of this Report (or, in the case of statements incorporated by reference herein, as of the date of the incorporated document). Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RISK FACTORS SUMMARY

You should carefully read this Report in its entirety, including the risks discussed in the “Risk Factors” section. Such risks include, but are not limited to, those set forth below.

Risks Related to Our Business and the Live Events and Ticketing Industries

•
We are adversely affected by decreases in the supply of and/or demand for live concert, sporting, and theater events.
•
We may be adversely affected by an adverse change in our relationships with ticket buyers, sellers, and/or partners.
•
We may be adversely affected if changes in internet search engine algorithms and dynamics, search engine disintermediation, or mobile application marketplace rules decrease traffic to our websites and mobile applications.
•
We face intense competition in the ticketing industry, and we may be adversely affected if we are unable to maintain or increase ticket listings and sales on our platform.
•
We may be adversely affected if we do not continue to maintain and improve our platform, or to successfully develop new and improved solutions and enhancements.
•
We may be adversely affected if we are unable to maintain and enhance our reputation and brand.
•
We may be adversely affected by extraordinary events, including disease epidemics, or the effects of inflation.
•
We may be adversely affected if any of the business acquisitions we have made, or may make in the future, are unsuccessful.
•
We may be adversely affected if we are unable to manage the risks associated with the growth of our international operations.
•
Our financial performance in certain periods may not be indicative of, or comparable to, our financial performance in other periods due to seasonality and other factors.

Risks Related to Government Regulation and Litigation

•
Our processing of personal data and other sensitive information could give rise to liabilities as a result of governmental regulation, litigation, and conflicting legal requirements, including those relating to personal privacy rights.
•
We may be adversely affected by unfavorable outcomes in legal proceedings in which we, ticket sellers, or our partners are or may in the future be involved.
•
Our business and industry may be adversely affected by unfavorable legislative outcomes.

Risks Related to Information Technology, Cybersecurity, and Intellectual Property

•
We may be adversely affected by system interruptions and the lack of integration and redundancy in our and third-party information systems and infrastructure.
•
We may be adversely affected if our information technology systems, or those of third parties with whom we conduct business, are compromised.
•
Our payment system depends on third-party providers and is subject to risks that may adversely affect our business.

Risks Related to Our Indebtedness

•
Our credit facility imposes restrictions on us that limit management’s discretion in operating our business and, in turn, could impair our ability to meet our debt obligations.
•
We depend on our subsidiaries’ cash flows in order to satisfy our obligations.
•
We may face liquidity constraints if we are unable to generate sufficient cash flows and/or raise additional capital when necessary or desirable.

Risks Related to Our Organizational Structure and the Ownership of Our Securities

•
The interests of Hoya Topco, LLC (“Hoya Topco”), which exerts significant influence over us, may conflict with those of us or our other stockholders.
•
We are party to a Tax Receivable Agreement, dated October 18, 2021 (the “TRA”), which requires us to make cash payments, which may be substantial, to Hoya Topco in respect of certain tax benefits.
•
As a holding company, our principal assets are our equity interests in Hoya Intermediate, and we are accordingly dependent upon distributions from Hoya Intermediate to pay dividends, taxes, and other expenses, including payments we are required to make under the TRA.

Risks Related to Being a Public Company

•
We have identified a material weakness in our internal control over financial reporting.
•
We are an “emerging growth company” (an “EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and our reliance on exemptions from certain reporting requirements that are applicable to non-EGCs could make our securities less attractive to investors.
•
The exercise or exchange of certain outstanding securities would increase the number of shares of our Class A common stock eligible for resale in the public market and/or dilute the ownership and voting power of our existing stockholders.

Part I

Item 1. Business

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live.

We believe in the power of shared experiences to connect people with live events that deliver some of life’s most exciting moments. We are relentless about finding ways to make event discovery and ticket purchasing easy, exciting, and stress-free. Our platform provides ticket buyers, sellers, and partners with an easy-to-use and trusted marketplace experience, ensuring fans can attend live events and create new memories.

We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets to live events and book hotel rooms and packages while enabling ticket sellers and partners to seamlessly manage their operations. To generate ticket sales, drive traffic to our websites and mobile applications, and build brand recognition, we have mutually beneficial partnerships with media partners, product and service partners, distribution partners, content rights holders (e.g., sports teams, sports leagues, and event venues), and supplier partners in Las Vegas. To attract and retain sellers and partners, we offer a variety of products and services that allow their businesses to thrive.

Our platform is built on years of transactional and engagement data that provides us with deep insights into how to best connect ticket buyers with the experiences they seek. We understand the feeling of anticipation as the start of an event approaches, and we work diligently to enable fans to experience as many of these moments as possible. We seek to provide enriching customer engagement opportunities with personalized recommendations, engaging discovery options, a streamlined shopping experience, and a differentiated value proposition through competitively priced tickets and loyalty rewards. Our rewards loyalty program (the “Vivid Seats Rewards Program”) allows enrolled ticket buyers on Vivid Seats-branded properties to earn reward credits to spend on future orders and experience even more of their favorite events. We drive in-app engagement through the Vivid Seats game center (“Game Center”), where users can enter contests to win free tickets or promotional discounts.

As a marketplace, our customer base includes ticket buyers, sellers, and partners, as well as daily fantasy sports users.

Our Business Model

We operate our business in two segments: Marketplace and Resale.

Marketplace Segment

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners through which we earn revenue from processing ticket sales for live events and facilitating the booking of hotel rooms and packages on our websites and mobile applications (our “Owned Properties”), including:

•
Vivid Seats;
•
Vegas.com, LLC (“Vegas.com”), an online ticket marketplace for live event enthusiasts exploring shows, attractions, tours, flights, and hotels in Las Vegas, which we acquired in November 2023; and
•
Wavedash Co., Ltd. (“Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan, which we acquired in September 2023.

We also earn revenue processing ticket sales for numerous distribution partners (our “Private Label Offering”).

Our Owned Properties also include Vivid Picks, LLC (“Vivid Picks”), a real-money daily fantasy sports mobile application with social and gamification features, which we acquired in 2021. Vivid Picks leverages the natural overlap between sports fans who play daily fantasy and sports fans who buy tickets, enabling us to learn more about customer preferences and fostering engagement between ticketing transactions. Within the Vivid Picks mobile application, users can place entries and engage socially, as well as browse, discover, and buy tickets to events. In 2023, we launched Game Center, which allows players to engage in free-to-play games and enter contests to win free event tickets and earn promotional codes for ticket purchases directly in the Vivid Seats mobile application. The revenue we earn from Vivid Picks is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives.

Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

We primarily earn Marketplace segment revenue from service and delivery fees charged to ticket buyers. We also earn referral fee revenue by offering event insurance to ticket buyers via a third-party insurance provider.

We incur costs for developing and maintaining our platform, providing back-office support and customer service, facilitating payments and deposits, and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

A key component of our platform is Skybox, a proprietary enterprise resource planning (“ERP”) tool that is used by the majority of ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple ticket resale marketplaces. Professional ticket sellers use ERPs to manage their operations, and Skybox is their most widely adopted ERP.

The tickets we sell through our Marketplace segment are diversified across three major event categories: concerts, sports, and theater. A diversified mix across these categories broadens our opportunities, limits our exposure to any particular category, and reduces seasonal variation in order volumes. Within each of these categories, there are a broad range of productions that provide further diversification:

•
Concerts. Includes musical acts across a broad range of genres touring across major venues, small venues, and music festivals.
•
Sports. Includes the four major professional leagues, consisting of Major League Baseball (the “MLB”), the National Basketball Association, the National Football League, and the National Hockey League, college sports, women’s sports leagues, including the Women’s National Basketball Association and the National Women’s Soccer League, and a wide variety of other sporting activities such as soccer, racing, and minor league baseball.
•
Theater. Includes Broadway and off-Broadway plays and musicals, family entertainment events, other stage shows, comedy acts, and speaker series.

Resale Segment

In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and supplements our ongoing efforts to deliver industry-leading seller software and tools.

Our Growth Strategies

New Customer Acquisition via Performance Marketing and Alternative Channels

Fans interested in attending live events frequently utilize internet search engines to browse tickets. With our proprietary digital marketing technology and real-time first-party data, we have historically captured customer search traffic within reasonable customer acquisition cost thresholds. We will continue to hone our performance marketing algorithms, refine our strategies for other marketing channels, and invest to acquire new customers where we identify positive lifetime value. Our Vegas.com subsidiary is one such alternative whereby we convert profitable Vegas.com customers to Vivid Seats customers upon return to their home markets.

Increase Brand Awareness and Affinity

Across our brands, we want to be the go-to ticketing marketplace for buyers and sellers when searching for, purchasing, and selling event tickets. We seek to offer the best value to ticket buyers and sellers in the secondary ticketing market, and we want to efficiently amplify our message to maximize awareness of what differentiates our offerings. We differentiate ourselves from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. The Vivid Seats Rewards Program allows enrolled Vivid Seats ticket buyers to earn reward credits to spend on future orders and surprises and delights these buyers with other perks and upgrades, further enhancing our value proposition. Our brand campaigns drive awareness of the key tenet of the Vivid Seats Rewards Program — the free 11th ticket.

We offer a reliable and secure experience for our buyers by providing them with award-winning customer service and a 100% buyer guarantee that provides full-service customer care, safe and secure transactions, and valid tickets that are delivered before the event. Since live event tickets are often a significant purchase, our buyers receive compensation for late ticket deliveries and/or cancelled events. The more that customers understand our value proposition, appreciate that we are a trusted marketplace, develop an affinity for our brand and interact with our platform, the more transactions we expect to complete.

Increase Customer Retention

Once customers transact with us, many return to make additional purchases. We seek to increase both the number and frequency of these repeat transactions by having buyers view us as their ticketing platform of choice. The combination of the Vivid Seats Rewards Program, increasing brand awareness, and ongoing product improvements will drive a more personalized and engaging experience and result in greater affinity towards our marketplace. As buyers gain an appreciation of our value proposition relative to other ticketing marketplaces, we anticipate they will increasingly choose us over other marketplaces and make more frequent purchases. We typically incur lower marketing costs from repeat customers that go directly to our websites and mobile applications to browse and place orders.

Increase Customer Engagement

We want to connect with our customers, and we want our customers to connect with us. Such engagement allows us to know our customers better, fosters brand affinity, and, ultimately, drives higher repeat purchase activity. We aim to close the awareness gap to ensure that our ticket buyers know when their favorite artists or sports teams are performing or playing near them. Accordingly, we strive to improve the discovery process to help our ticket buyers attend more of their favorite events.

We provide customized content to our customers to enhance their experience while driving continued engagement. We provide a broad selection of competitively priced tickets and personalized recommendations, blog content, and industry news. In 2023, we launched Game Center, where fans can engage in free-to-play games directly in the Vivid Seats mobile application, earn tokens towards Game Center rewards, and earn entries for free tickets. Additionally, Vivid Picks provides an adjacent opportunity for sports fans to partake in a fun, interactive gamification experience where they can play and win real money.

Develop Additional Seller Tools and Services

We enable ticket sellers to thrive by offering products and services that support their business needs. Our proprietary Skybox platform helps ticket sellers manage their inventory, set pricing, fulfill orders, and track sales. We have a proud history of innovating to support ticket sellers, and we will continue to develop additional tools and service offerings that address existing problems and/or add efficiency to the sales and fulfillment process. As we increase the quality and depth of our seller tools and service offerings, we will attract additional sellers and listings to our platform, reinforce our existing seller relationships, and help sellers improve the efficiency of their business processes. We anticipate this will result in more transactions on our marketplace.

Expand Our Partnerships

Partnerships are an important and additive part of our ecosystem. They help generate ticket sales, drive traffic to our websites and mobile applications, and build brand recognition. Our partner ecosystem includes:

•
Media Partners. We partner with well-known media companies to integrate our branding, promotions, and links to allow their customers to access and purchase tickets on our marketplace. By working with media partners, we broaden our reach and cultivate brand awareness with high-value live event fans. We also enhance their customers’ experiences by providing a wide variety of tickets at competitive prices. For example, our partnership with the Entertainment and Sports Programming Network (“ESPN”) exposes our ticket sellers’ inventory to new audiences with a high interest in attending a variety of live sporting events.
•
Product and Service Partners. We partner with providers of related products and services when they are additive to our customers’ experiences. For example, we offer ticket buyers the option to purchase third-party event ticket insurance and provide multiple payment options, including with buy-now-pay-later payment service providers.
•
Distribution Partners. We allow our distribution partners to offer event tickets to their existing customers by leveraging our technology, fulfillment, and customer service capabilities.
•
Content Rights Holders. Partnerships with sports teams, sports leagues, and event venues provide us with certain marketing and advertising rights, which often include exclusive experiences (e.g., guaranteed jumbotron time) for our ticket buyers. We also typically receive ticket allotments, or the right to purchase tickets, from these partners to partially offset related marketing expenses.
•
Supplier Partners. Our Vegas.com subsidiary serves as a key distribution partner for leading entertainment and hospitality brands in Las Vegas, including show producers, hotel and entertainment companies, and attraction and tour companies.

We will continue to seek out mutually beneficial partnerships in our existing ecosystem and related categories that improve our customers’ experience while leveraging our brand, traffic, and reputation.

Our Platform

Modern Technology That Delivers a Seamless Experience

Our “built in the cloud” technology platform supports all elements of the customer experience. Customers can search for an event, buy or sell a ticket, engage with curated content, and contact customer support. Our technology mission is to continually innovate and deliver market-leading products and services that support the evolving needs and preferences of ticket buyers, sellers, and partners, as well as Vivid Picks users. Our scalable, reliable, and performant systems power a consumer-facing platform that supports ticket buyers with ticket procurement while our dynamic tools power a partner-facing platform that supports ticket sellers and partners with ticket fulfillment and inventory management.

Buyer Technology and Products

Our consumer systems are designed to respond to the dynamic, fast-paced landscape of the live events industry. Our marketplace, supported by proprietary digital marketing technology, is adept at capitalizing on-demand opportunities by bringing ticket buyers to our platform for their desired event and seamlessly supporting their shopping and checkout experience. We continually invest in optimizing our consumer-facing technology across our website and mobile applications. We seek opportunities to create engaging and delightful experiences through a wide range of event ticket listings, relevant content, curated recommendations, and a seamless checkout process. We power these experiences through a host of technology systems that consider historical transactional and engagement behavior, proximity, and ticket buyer preferences. We leverage the latest technologies in search engine optimization, customer relationship management, and data analytics, all of which are incorporated into our advanced and flexible infrastructure.

Seller Technology and Products

Our Skybox ERP enables ticket sellers to manage, price, and fulfill their inventory. Utilizing a cloud-based technology infrastructure and a web-based application interface, Skybox serves as an asset to the entire ticket seller ecosystem. We invest in building capabilities that serve the needs of small, medium, and large ticket sellers, including offering free integrations to other inventory distribution channels and third-party tools. Skybox allows ticket sellers to more effectively move their inventory, which in turn helps to increase the number of transactions on our marketplaces. In December 2024, we launched a powerful, subscription-based add-on to Skybox (“Skybox Drive”), which enables ticket sellers to dynamically adjust their ticket prices based on demand via access to real-time market data and other proprietary information.

Partner Technology and Products

Our platform allows distribution and supplier partners to bring additional ticket buyer demand into our ecosystem. Distribution partners can integrate our event feeds and ticket listings into their online properties through application programming interfaces (“APIs”) and/or fully managed websites. We also provide turn-key checkout, customer service, and fulfillment services. This offering increases the number of ticket buyers and sellers that can access our platform, allowing us to leverage our scale to drive operational and marketplace efficiencies while enabling our partners to offer additional products to their customers.

We provide our Vegas.com supplier partners with a full suite of technology and services, including an efficient marketing channel for customer acquisition, a proprietary real-time inventory management platform, enhanced customer service, and tools that provide information about demand and price elasticity.

Technology Infrastructure

Our platform is extensible and flexible. We can integrate with new partners, target new customer channels, access new supply bases, and connect with complementary technologies. In 2024, we developed further capabilities to display currencies other than the U.S. dollar in order to serve customers located in new geographies.

We have scalable and reliable systems. We continue to build and modernize our technology infrastructure to support the growth of our marketplace. We can handle increases from unpredictable surges in site traffic across our ticket buyer, seller, and partner platform. We utilize a host of technology availability, monitoring, and scaling solutions to respond to rapid changes for a business that operates around the clock.

Our technology architecture is service-oriented, cloud-based, and modular. Each individual component of our architecture is independent. We can innovate quickly, increase development velocity, and leverage new development technologies that are available in the market. We can also scale our platform to meet changing levels of ticket buyer demand and evolving ticket seller and partner needs.

Third-Party Integrations

Our APIs allow a broad ecosystem of third-party tools and systems to integrate with our platform. Third-party tools integrate with our marketplace ticket broker API and portal to streamline and automate the sales and fulfillment process. Skybox and Skybox Drive integrate with numerous third-party automation and workflow management solutions, allowing ticket sellers to leverage other applications and functions to support their specific business needs.

Our Values

Our passion and excitement for live events drives us to provide memorable experiences and services to our customers and partners.

Our values ground us in all that we do:

•
We Create Exceptional Experiences. Whether we are engaging with a customer, partner, or teammate, we do not compromise when it comes to their experience. We hold ourselves accountable and lean into every connection to make the moment count.

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
•
We Enhance Communities. Live events are all about showing up, and so is giving. We invest in our communities across Chicago, Dallas, and Toronto through providing donations and performing volunteer work that supports healthcare, education, the arts and technology communities, and more. We are also proud to partner with national and local community organizations, including Make-A-Wish, MusiCares, and Chicago’s Lurie Children’s Hospital. Through Vivid Cheers, our charitable foundation, we have helped support and enrich the music community, satisfy life-changing wishes for children with critical illnesses, and share once-in-a-lifetime experiences with those in need.

Employees and Human Capital

We are passionate about facilitating amazing experiences for our customers, and we are similarly intent on providing compelling experiences for our employees. Offering employees an engaging and positive work environment contributes to both their and our success. In 2024, for the third consecutive year, we were proud to be recognized by Built In’s Best Places to Work Awards for the culture that we have built and the benefits that we offer, which included earning the following six placements:

•
United States Best Places to Work;
•
United States Best Midsize Places to Work;
•
Chicago, IL Best Places to Work;
•
Chicago, IL Best Midsize Places to Work;
•
Dallas, TX Best Places to Work; and
•
Dallas, TX Best Midsize Places to Work.

We were also included in Fast Company’s List of the World’s Most Innovative Companies of 2024, a recognition that shines a spotlight on businesses that are shaping industry and culture through their innovations.

Our talented employees give us a competitive advantage. To support our workforce, we have built, and strive to maintain, a company culture that empowers our employees to embrace challenges, collaborate freely, and seek to constantly evolve. We are committed to fostering an environment that is inclusive and welcoming to a diversity of backgrounds, experiences, and thoughts as a means toward achieving employee engagement, empowerment, innovation, and good decision-making. In addition, we seek to hire talented, dedicated, and diverse team members. As of December 31, 2024, we had 768 full-time employees, most of whom were based at one of our five office locations in Chicago, Illinois; Coppell, Texas; Las Vegas, Nevada; Toronto, Canada; and Tokyo, Japan.

The main objectives of our human capital resources are identifying, attracting, hiring, integrating, developing, motivating, and retaining employees to create teams that are driven towards the common goal of achieving consistently strong results. Our talent management team identifies key positions based on current and future business strategies and creates robust programs for talent development, including evaluating bench strength, building redundancy, and identifying potential successors. In addition to providing an engaging work environment, we provide a robust assortment of employee benefits, including healthcare and retirement programs, flexible paid time off, paid parental leave, dependent care, wellness programs, in-office working perks, and ticket discounts.

Competition

Our business faces significant competition from other primary and secondary ticketing service providers for the acquisition and retention of ticket buyers, sellers, and partners. Our main competitive factors include:

•
The availability and variety of ticket offerings;
•
Pricing, including in the primary ticket market;
•
Acquiring customer traffic by way of internet search engines, which impacts customer acquisition and marketing costs;
•
Brand recognition and loyalty; and
•
Technology, including functionality and ease of use to search for offerings and complete a purchase.

We have several competitive advantages that enable us to maintain and grow our position as a leading ticket provider. Our main competitive advantages include:

•
A wide selection of listings and ticketing options;
•
Competitive pricing;
•
The Vivid Seats Rewards Program, which is the most comprehensive loyalty program among our key competitors;
•
A full-service marketplace with excellent customer service;
•
Proprietary performance marketing algorithms supported by real-time first-party data;
•
An engaging in-app experience with Game Center;
•
Local market authority and key supplier partnerships for our Vegas.com subsidiary;
•
Scalability, profitable unit economics, and a strong balance sheet; and
•
Close relationships with, and excellent customer service and products provided to, professional ticket sellers including our free-to-use Skybox ERP, the most widely adopted ERP in the industry.

Our primary competitors are StubHub, Ticketmaster, SeatGeek, and TicketNetwork.

Vivid Picks faces a highly competitive gaming market, including competition from other free-to-play and real-money online gaming and daily fantasy sports providers. We provide a differentiated product and experience to users via our easy-to-use mobile application that allows users to predict how their selected athletes will perform compared to projections. The mobile application is enhanced by social and gamification features, the opportunity to play and win real money, and the availability to purchase tickets directly in the app.

We also face competition from other avenues for entertainment. Consumers have a wide array of entertainment options, including restaurants, movies, and television, and we compete for the discretionary spend of our ticket buyers and daily fantasy sports users.

Government Regulation

Federal, state, local, and international laws and regulations govern several key areas of our business, including anti-bribery, anti-corruption, anti-money laundering, competition, consumer protection, data protection, export taxation, fantasy sports, intellectual property, payments, privacy, sports gaming, and ticketing. For example, privacy and the processing of personal data and other sensitive information is increasingly subject to legislation and regulations with which we must comply. These include, but are not limited to, the California Consumer Privacy Act (the “CCPA”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), and the Japanese Act on the Protection of Personal Information Act No. 57 of 2003 (the “APPI”). From time to time, governmental authorities and/or certain individuals commence investigations, inquiries, litigation, or other proceedings with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust, and other laws, particularly as it relates to ticket resale services.

In addition, some jurisdictions prohibit the resale of event tickets at prices above their face value, or at all, or otherwise highly regulate ticket resale (e.g., requiring certain disclosures). The promulgation of new laws and regulations and/or changes to existing laws and regulations or their interpretation, could restrict or inhibit our ability to operate and could restrict or inhibit the ability of ticket buyers, sellers, and partners to continue to use our ticket marketplace.

We are also subject to laws and regulations that affect companies conducting business on the internet in many jurisdictions where we operate. With the continued adoption of internet sales tax and marketplace facilitator laws by U.S. states, more U.S. buyers will encounter sales tax on our platform in the future. The additional responsibilities and costs associated with complex tax collection, remittance, and audit requirements could create additional burdens for ticket buyers, sellers, and partners.

Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, their application and interpretation are often uncertain, particularly in the rapidly evolving industry in which we operate. Compliance with these laws, regulations, and similar requirements may be complex, costly, and challenging, and variances and inconsistencies across jurisdictions may further increase the costs of compliance and doing business.

Intellectual Property

Our business relies substantially on the creation, use, and protection of intellectual property related to our platform and services. We seek to protect our intellectual property through a combination of trademarks, patents, domain names, copyrights, and trade secrets. We further seek to protect our intellectual property through contractual provisions with employees, customers, suppliers, partners, affiliates, and others, including, but not limited to, employee confidentiality agreements, intellectual property assignment agreements, and commercial contracts that protect our intellectual property and confidential information.

Seasonality

Our financial results can be impacted by seasonality. Typically, we experience slightly increased activity in the fourth quarter when all major sports leagues are in season, concert on-sales begin for the following year, and theater event orders increase during the holiday season.

Corporate Information

Vivid Seats was founded in 2001. In 2004, we launched our website, www.vividseats.com. In 2010, we launched our marketplace platform, which we scaled rapidly while developing and refining our proprietary systems to enable us to best serve our customers. In 2014, we launched our free-to-use, cloud-based Skybox ERP tool for ticket sellers to manage their businesses. In 2015, we deployed our mobile application to capture the increasing volume of tickets purchased through mobile channels. In 2019, we launched the Vivid Seats Rewards Program, and have since focused on building long-term customer value through brand affinity and a differentiated value proposition. In December 2024, we launched Skybox Drive for ticket sellers to optimize their pricing strategies.

In March 2021, Vivid Seats Inc. was incorporated in Delaware for the purpose of completing the transactions contemplated by the transaction agreement, dated April 21, 2021 (the “Transaction Agreement”), among Vivid Seats Inc., Horizon Acquisition Corporation, a publicly traded special purpose acquisition company (“Horizon”), Hoya Intermediate, Horizon Sponsor, LLC (“Horizon Sponsor”), and Hoya Topco.

In October 2021, as contemplated by the Transaction Agreement, Horizon merged with and into Vivid Seats Inc. (the “Merger Transaction”) and we became a publicly traded company. Our Class A common stock and warrants are listed on the Nasdaq Global Select Market (the “Nasdaq”) under the trading symbols “SEAT” and “SEATW,” respectively.

Available Information

Because we are subject to the requirements of the Exchange Act, we file periodic reports, proxy statements, and other information with the SEC. This information is available on the SEC’s website, www.sec.gov. We also use our investor relations website, investors.vividseats.com, as a means for disclosing information to investors, some of which may be material and previously non-public. We make available free of charge on our investor relations website a variety of information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such information is filed with or furnished to the SEC.

Website addresses included in this Report are for convenience only. Information contained on or accessible through such website addresses is not incorporated by reference in, and does not constitute part of, this Report.

Information About Our Directors

Information about each member of our Board of Directors (our “Board”) as of December 31, 2024 is set forth below.

			Board Committees
Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance
Stanley Chia	43	2021
Mark Anderson	49	2021
Todd Boehly	51	2021
Jane DeFlorio	54	2021	Chair	Member	Member
Craig Dixon	49	2021	Member	Member	Chair
David Donnini	59	2021
Julie Masino	54	2021	Member	Chair
Adam Stewart	56	2024			Member
Martin Taylor	55	2021

Stanley Chia

Mr. Chia has served as our Chief Executive Officer (“CEO”) and as a member of our Board since joining Vivid Seats in 2018. From 2015 to 2018, he served as Chief Operating Officer at Grubhub Inc., an online and mobile takeout marketplace for restaurant orders. Mr. Chia has also held senior roles at Amazon.com, Inc. (Nasdaq: AMZN), Cisco Systems, Inc. (Nasdaq: CSCO), and General Electric Company (NYSE: GE), where he led strategic businesses and organizations. Mr. Chia also serves on the board of directors of 1871, where he is a member of the nominating and governance committee, and on the President’s Advisory Board of the Georgia Institute of Technology. Mr. Chia is a graduate of the Georgia Institute of Technology and Emory University’s Goizueta Business School. Mr. Chia also served as an Armored Infantry Platoon Commander in the Singapore Armed Forces.

Mark Anderson

Mr. Anderson joined GTCR LLC, a private equity firm (“GTCR”), in 2000 and is currently a Managing Director and Head of the Technology, Media, and Telecommunications group. Prior to that, he worked at Gracie Capital and Bowles Hollowell Conner & Co. Mr. Anderson also serves on the boards of directors of several GTCR portfolio companies, including Gogo Inc. (Nasdaq: GOGO), where he is a member of the nominating and corporate governance committee, Cloudbreak, Rithum, Jet Support Services, Inc., Lexipol, Once For All, and Point Broadband. Mr. Anderson is a graduate of the University of Virginia and Harvard Business School.

Todd Boehly

Mr. Boehly co-founded Eldridge Industries, LLC, which employs more than 5,000 people and together with its affiliates has made investments in over 100 operating businesses across finance, technology, real estate, and entertainment, in 2015 and has since served as its Chairman and CEO. He is also the Chairman, owner, and director of Chelsea Football Club and an owner of the Los Angeles Dodgers, the Los Angeles Lakers, the Los Angeles Sparks, and Cloud9. From 2002 to 2015, Mr. Boehly served at Guggenheim Partners, most recently as President, and founded its credit business. He also previously served as CEO, Chief Financial Officer (“CFO”), and director at Horizon from June 2020 to October 2021, Horizon Acquisition Corporation II from August 2020 to May 2023, and Horizon Acquisition Corporation III from November 2020 to May 2023. Mr. Boehly also serves on the boards of directors of Kennedy-Wilson Holdings, Inc. (NYSE: KW), where he is a member of the capital markets committee, the Los Angeles Lakers, Flexjet, PayActiv, CAIS, and Cain International. He formerly served on the boards of directors of Truebill, Inc., which was sold to Rocket Mortgage, LLC, and DraftKings Inc. Mr. Boehly is a graduate of The College of William & Mary, where he later founded the Boehly Center for Excellence in Finance, and studied at the London School of Economics.

Jane DeFlorio

Ms. DeFlorio served as Managing Director of Retail and Consumer Sector Investment Banking Coverage at Deutsche Bank AG (NYSE: DB) from 2007 to 2013. From 2002 to 2007, she was an Executive Director in the Investment Banking Consumer and Retail Group at UBS Group AG (NYSE: UBS). Ms. DeFlorio also serves on the boards of directors of Curbline Properties Corp. (NYSE: CURB), where she is chair of the audit committee and a member of the compensation committee, the Parsons School of Design, and the Museum at Fashion Institute of Technology, as well as the board of trustees of The New School University in New York City, where she is chair of the audit and risk committee and a member of the governance committee. She also serves on the Advisory Council for the School of Engineering at the University of Notre Dame. Ms. DeFlorio previously served on the boards of directors of SITE Centers Corp. (NYSE: SITE) and Perry Ellis International. Ms. DeFlorio is a graduate of the University of Notre Dame and Harvard Business School.

Craig Dixon

Mr. Dixon is the Co-Founder and Co-CEO of The St. James, a leading developer and operator of premium performance, wellness, and lifestyle brands, technology experiences, and destinations. From 2006 to 2013, he served as Assistant Vice President, Senior Counsel, and Assistant Corporate Secretary at Smithfield Foods, Inc. Mr. Dixon began his legal career at McGuireWoods LLP and Cooley LLP and served as a Law Clerk to the Honorable James R. Spencer of the U.S. District Court for the Eastern District of Virginia. He also serves on the board of trustees of Episcopal High School. Mr. Dixon is a graduate of the College of William & Mary and William & Mary School of Law.

David Donnini

Mr. Donnini joined GTCR in 1991 and is currently a Managing Director and Head of the Business and Consumer Services group. Prior to that, he worked at Bain & Company. Mr. Donnini also serves on the boards of directors of several GTCR portfolio companies, including Consumer Cellular, Inc., Everon, LLC, itel Laboratories, Inc., Park Place Technologies, PPC Flex Company Inc., and Senske, Inc. He previously served on the boards of directors of AssuredPartners and Sotera Health Company (Nasdaq: SHC). Mr. Donnini is a graduate of Yale University and the Stanford Graduate School of Business.

Julie Masino

Ms. Masino has served as President, CEO, and director at Cracker Barrel Old Country Store, Inc. (Nasdaq: CBRL), a restaurant and retail concept with locations throughout the United States, since November 2023 after having served as CEO-Elect since August 2023. She served as President, International at Taco Bell, a subsidiary of Yum! Brands, Inc. (NYSE: YUM), from January 2020 to June 2023 and as President, North America at Taco Bell from 2018 to 2019. Ms. Masino previously held senior positions at Mattel, Inc. (Nasdaq: MAT) from 2017 to 2018 and at Sprinkles Cupcakes from 2014 to 2017. Ms. Masino previously served on the boards of directors of PhysicianOne Urgent Care and Cole Haan. Ms. Masino is a graduate of Miami University.

Adam Stewart

Mr. Stewart joined Google LLC, a subsidiary of Alphabet Inc. (Nasdaq: GOOG), a multinational technology company, in 2006 and currently serves as Vice President — Consumer, Government, and Entertainment. Prior to that, he served in various management roles at Screenvision, LLC, Discovery Communications, LLC, and Univision Communications, Inc. Mr. Stewart is a graduate of the University of Southern California.

Martin Taylor

Mr. Taylor joined Vista Equity Partners, a private equity firm, in 2006 and is currently a Senior Managing Director. Prior to that, he spent more than 13 years at Microsoft Corporation (Nasdaq: MSFT), including in roles managing corporate strategy, sales, product marketing, and segment-focused teams in North and Latin America. Mr. Taylor also serves on the boards of directors of Jamf Holding Corp. (Nasdaq: JAMF), where he is a member of the compensation and nominating committee, and Integral Ad Science Holding Corp. (Nasdaq: IAS), where he is a member of the compensation and nominating and committee. He previously served on the board of directors of Ping Identity Holding Corp. Mr. Taylor attended George Mason University.

Information About Our Executive Officers

Information about each of our executive officers as of December 31, 2024 is set forth below (information about Mr. Chia is set forth under “Information About Our Directors” above).

Name	Age	Executive Officer Since	Position
Stanley Chia	43	2018	Chief Executive Officer and Director
Lawrence Fey	44	2020	Chief Financial Officer
Riva Bakal	40	2021	Chief Product and Strategy Officer
Emily Epstein	46	2022	General Counsel
Stefano Langenbacher	39	2024	Chief Technology Officer

Lawrence Fey

Mr. Fey has served as our CFO since April 2020 and previously served as a member of our Board from 2017 to February 2020. From 2005 to March 2020, Mr. Fey worked at GTCR, most recently serving as a Managing Director. While at GTCR, he served on the boards of directors of many successful investments, including Six3 Systems, CAMP Systems, Zayo Group, Cision, Park Place Technologies, GreatCall, and Simpli.fi. Mr. Fey is a graduate of Dartmouth College.

Riva Bakal

Ms. Bakal has served as our Chief Product and Strategy Officer since March 2022 after having served as our Vice President of Strategy and Corporate Development since joining Vivid Seats in 2019. From 2016 to 2018, she served in a variety of senior positions across functions at Grubhub Inc., an online and mobile takeout marketplace for restaurant orders, most recently as Vice President of Market Operations. Ms. Bakal is a graduate of the Massachusetts Institute of Technology and Harvard Business School.

Emily Epstein

Ms. Epstein has served as our General Counsel since joining Vivid Seats in October 2022. From January to July 2022, she served as General Counsel at Datto, Inc., a security and cloud-based software solutions provider. From December 2020 to January 2022, Ms. Epstein served as Deputy General Counsel and Corporate Secretary at Coupang, Inc. (NYSE: CPNG). From 2016 to December 2020, she served in various leadership positions at Nielsen Holdings, Inc. (NYSE: NLSN), most recently as Deputy Chief Legal Officer. From 2014 to 2016, Ms. Epstein worked in the legal department at American Express Company (NYSE: AXP). Ms. Epstein began her legal career at Simpson Thacher & Bartlett LLP. Ms. Epstein is a graduate of Harvard University and the University of Virginia School of Law.

Stefano Langenbacher

Mr. Langenbacher has served as our Chief Technology Officer (“CTO”) since joining Vivid Seats in March 2024. From 2018 to March 2024, he served as CTO at Suitsupply B.V. From 2011 to 2018, Mr. Langenbacher served as CTO at hom24 SE. Mr. Langenbacher is a graduate of the Karlsruhe Institute of Technology.

Item 1A. Risk Factors

Set forth below are certain risks that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report. These are not the only risks we face. Additional risks that are currently unknown or believed not to be material may also impact actual results. These risks should be carefully considered together with the other information set forth in this Report and our other filings with the SEC.

Risks Related to Our Business and the Live Events and Ticketing Industries

We are adversely affected by decreases in the supply of and/or demand for live concert, sporting, and theater events.

The supply of live concert, sporting, and theater events depends on several factors, many of which are outside of our control. We rely on artists and sports teams to perform and play at live events, and scenarios such as artists deciding to perform less frequently or at smaller venues, sports league lockouts, promoters or event venues failing to correctly anticipate demand for particular events, or negative trends in the entertainment and/or sporting industries that cause a reduction in the number or availability of live events adversely affect our business, financial condition, and results of operations.

Our business also depends on demand for and attendance at live concert, sporting, and theater events, which is affected by, among other things, discretionary consumer and corporate spending. Many factors impact such spending, including economic conditions (e.g., unemployment levels, interest rates, inflation, and fuel prices), changes in tax rates/laws, public safety concerns, and other extraordinary events. Reduced discretionary spending, as well as other negative business or industry conditions or trends, can decrease demand for and attendance at live events, as well as reduce ticket sales, which adversely affect our revenue and operating results.

All of these risks may become more acute during periods of economic slowdown, recession, and uncertainty. For example, the COVID-19 pandemic and related economic slowdown materially and adversely impacted our business, including due to event restrictions and cancellations. While live events are now generally held at pre-pandemic scope and scale, there can be no assurance that the supply of and/or demand for such events will not be negatively impacted by any future economic slowdown, recession, or uncertainty, which would adversely affect our business, financial condition, and results of operations.

We may be adversely affected by an adverse change in our relationships with ticket buyers, sellers, and/or partners.

Our business depends on maintaining our deep and longstanding relationships with the parties that use our platform to buy and sell tickets, including ticket buyers, sellers, and partners. There can be no assurance that we will be able to maintain existing or develop new relationships on acceptable terms, or at all, and the failure to do so could adversely affect our business, financial condition, and results of operations.

We may be adversely affected if changes in internet search engine algorithms and dynamics, search engine disintermediation, or mobile application marketplace rules decrease traffic to our websites and mobile applications.

We rely heavily on internet search engines, such as Google, to generate traffic to our websites through a combination of organic and paid searches. Search engines frequently update and change the logic that determines the placement and display of a user’s search results such that the purchased or algorithmic placement of links to our websites can be negatively affected. For example, a search engine could, for competitive or other purposes, alter its search algorithms or results in a manner that causes our websites to be placed lower in its organic search query results. If a major search engine changes its algorithms in a manner that negatively impacts its ranking of our or our partners’ websites, our business, financial condition, and results of operations could be adversely affected. Further, our failure to successfully manage our search engine optimization could substantially decrease traffic to our websites, as well as increase costs if we were to replace free traffic with paid traffic, which could adversely affect our business, financial condition, and results of operations.

We also rely on mobile application marketplaces, such as Apple’s App Store and Google’s Play Store, to enable downloads of our mobile applications. Such marketplaces have in the past made, and may in the future make, changes (including to security and privacy policies and requirements) that impede access to our applications or limit the features we can offer. For example, our applications may receive unfavorable promotion and/or placement treatment compared to those of competing applications, including the order in which they appear within these marketplaces. Further, our Apple iOS and Google Android applications are an important distribution channel for ticket sales. If either marketplace were to charge commissions or fees on our application-based revenue, and we failed to negotiate favorable terms, it could adversely affect our business, financial condition, and results of operations. Similarly, if problems arise in our relationships with these or other such marketplaces, our user growth could be harmed.

We face intense competition in the ticketing industry, and we may be adversely affected if we are unable to maintain or increase ticket listings and sales on our platform.

We operate in a highly competitive industry and face significant and continuous competition from other national, regional, local, and international primary and secondary ticketing service providers to secure new and retain existing ticket buyers, sellers, and partners. We also face competition in the resale of tickets from other professional ticket resellers. This competition could cause the volume of our ticketing business to decline, which would adversely affect our business, financial condition, and results of operations.

Competitive variables that could lead to a decrease in ticket orders, prices, fees, and/or profit margins, certain of which have adversely affected our past financial performance, include: offerings from our competitors that include more favorable terms or pricing; increased marketing spending by our competitors; consolidation among competitors resulting in their increased market share; technological changes and innovations that we are unable to adopt or are late in adopting; other entertainment options or ticket inventory selections and varieties that we do not offer; increased pricing in the primary ticket marketplace, which could result in reduced profits for secondary ticket sellers; primary ticket marketplaces successfully restricting secondary ticket sales; and increased search engine marketing costs as competitors increase bid prices.

Competition within the daily fantasy sports and gaming industry is also significant, and existing and potential Vivid Picks users may choose to use competing daily fantasy sports products for many of the same reasons discussed above.

We may be adversely affected if we do not continue to maintain and improve our platform, or to successfully develop new and improved solutions and enhancements.

Our ability to attract and retain ticket buyers, sellers, and partners depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform, and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, service, and product introductions, and changing demands of ticket buyers, sellers, and partners. We spend substantial time and resources understanding and responding to such parties’ needs. Developing new and improved solutions and enhancements is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In addition, after development, ticket buyers, sellers, and partners may not be satisfied with, or may perceive that their needs are not adequately addressed by, our solutions and enhancements. The success of a new solution or enhancement to our platform can depend on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, platform integration, user awareness, and overall market acceptance and adoption. If we do not continue to maintain and improve our platform, or to successfully develop new and improved solutions and enhancements, our business, financial condition, and results of operations could be adversely affected.

We may be adversely affected if we are unable to maintain and enhance our reputation and brand.

Maintaining and enhancing our reputation and brand as a differentiated ticketing marketplace is critical in our ability to retain existing, and attract new, ticket buyers, sellers, and partners. The successful promotion of our brand requires significant investments of time, money, and effort, which may increase as our marketplace continues to expand and become more competitive. To the extent these investments yield increased revenue, it may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and differentiate our marketplace from competitive products and services, our business may not grow, we may be unable to compete effectively, and we could lose existing, or fail to attract new, ticket buyers, sellers, or partners, any of which could adversely affect our business, financial condition, and results of operations.

There are also many factors outside of our control that could undermine and/or harm our reputation and brand. A negative perception of our marketplace could adversely affect our business, including as a result of: complaints or negative publicity and our responsiveness thereto; our inability to timely comply with applicable laws, regulations, and/or consumer protection-related guidance; the use of our platform to sell fraudulent or counterfeit tickets; the timing of refunds and/or payment reversals through our platform; actual or perceived disruptions or defects in our platform; cybersecurity incidents; a lack of awareness of our policies; or changes to our policies that third parties perceive as overly restrictive, unclear or inconsistent with our values.

If we are unable to maintain a reputable, user-friendly, and effective platform that provides tickets to desirable events, our ability to attract and retain ticket buyers, sellers, and partners could be impaired and our reputation, brand, and business could be adversely affected.

We may be adversely affected by extraordinary events, including public safety concerns or disruptions, mass-casualty incidents, acts of civil unrest, terrorist attacks, military actions, disease epidemics or other public health concerns (including any resurgence of the COVID-19 pandemic), natural disasters, and severe weather events.

The occurrence and threat of extraordinary events, including public safety concerns or disruptions, intentional or unintentional mass-casualty incidents, acts of civil unrest, terrorist attacks, military actions, disease epidemics or other public health concerns (and governmental responses thereto), natural disasters, and severe weather events, may deter or prevent artists, sports teams, promoters, or event venues from performing, playing, or operating and substantially decrease the demand for live events. Because Vegas.com is concentrated in Southern Nevada, which has recently experienced water and electricity shortages, it is particularly exposed to certain of these risks. The occurrence of extraordinary events has in the past adversely affected, and may in the future adversely affect, our business, financial condition, and results of operations. Event cancellations related to such events could also adversely affect our financial performance because we may be obligated to issue refunds or credits for previously purchased tickets.

The global COVID-19 pandemic and related economic shutdown resulted in significant disruption to our business, the entertainment and sporting industries, and the global economy in 2020 and 2021. The pandemic led governments and other authorities around the world to impose measures intended to control its spread, including travel bans, border closings and restrictions, business closures, quarantines, and vaccine requirements. During the height of the pandemic, many artists, sports teams, promoters, and event venues around the world ceased performances, games, and operations. Because we depend on live events in order to generate revenue from ticket sales, the decreased supply of and demand for such events during the pandemic negatively impacted our business and financial condition. While live events are now generally held at pre-pandemic scope and scale, it is difficult to predict any future outbreaks of disease epidemics (including any resurgence of the COVID-19 pandemic) and whether restrictions could again be imposed. Any of these circumstances could again adversely affect the live events industry and our business and financial condition.

We may be adversely affected if any of the business acquisitions we have made, or may make in the future, are unsuccessful.

Our strategy has involved, and our future growth may continue to depend in part on, our selective acquisition of complementary businesses. For example, we acquired Fanxchange Ltd. in 2019, Vivid Picks in 2021, Wavedash in September 2023, and Vegas.com in November 2023. However, we may be unable to identify suitable acquisition targets or make acquisitions at favorable prices in the future. Even if we identify a suitable acquisition target, our ability to successfully complete an acquisition depends on a variety of factors, which may include our ability to obtain financing on acceptable terms and requisite government approvals. Additionally, even if we complete an acquisition, our ability to successfully integrate the acquired business and realize the expected benefits of the acquisition is subject to additional risks and uncertainties. Further, our credit facility restricts our ability to make certain acquisitions. In connection with any future acquisition, we may take actions that could adversely affect our business, including: using a significant portion of our available cash; issuing equity securities, which would dilute the ownership and voting power of our existing stockholders; incurring substantial debt; incurring or assuming contingent liabilities, known or unknown; and incurring large accounting write-offs, impairments, or amortization expenses.

In addition, acquisitions involve inherent risks that, if realized, could adversely affect our business, financial condition, and results of operations, including those associated with: integrating the operations, financial reporting, technologies, and personnel of the acquired company; scaling of operations, systems and infrastructure and achieving synergies to meet the needs of the combined or acquired company; managing geographically dispersed operations; diverting management’s attention from other business concerns; entering new markets or lines of business in which we have limited or no direct experience, including the impact of newly applicable laws and regulations; and the potential loss of key employees, customers, and partners of the acquired company. Any of these risks could significantly affect our ability to complete acquisitions and expand our business. For example, each of our prior acquisitions involved certain of these risks, including, as applicable, those associated with integrating new lines of business, operating in new markets, and adhering to new legal and regulatory regimes. The success of these and any future acquisitions is based, in part, on our ability to overcome these risks.

We may be adversely affected if we are unable to manage the risks associated with the growth of our international operations.

We have operations in Canada and Japan, and we continue to expand our international operations. Accordingly, we are subject to risks associated with doing business internationally, including, but not limited to: complying with a variety of newly applicable, and often changing and/or conflicting, laws and regulations, including those relating to anti-bribery, anti-corruption, anti-money laundering, data protection, and privacy; obtaining required governmental approvals, permits, and licenses; obtaining and enforcing our intellectual property rights; staffing and managing our foreign operations; financial risks such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises, and exposure to foreign currency exchange rate fluctuations; preferences by local consumers for local competitors; and political and economic instability.

We may also have difficulty expanding our business internationally because of the difficulties associated with obtaining local ticket supply and/or limited brand recognition, which could delay or limit the acceptance of our services by ticket buyers, sellers, and partners in new markets and increased marketing and other costs associated with establishing our brand. If we are unable to successfully expand internationally or manage the risks associated therewith, our business, financial condition, and results of operations could be adversely affected.

Our financial performance in certain periods may not be indicative of, or comparable to, our financial performance in other periods due to seasonality and other factors.

Our financial results and cash needs vary from period to period depending on, among other things: the number, location, venue type, and timing of certain live concert, sporting, and theater events; the popularity of and demand for certain artists, sports teams, tours, and events; artists’ decisions about when and where to perform; sports teams’ performances, and the length and team composition of playoff series and championship games; event cancellations; weather, seasonal, and other fluctuations in our operating results; the timing of guaranteed payments, investments, acquisitions, and financing activities; competitive dynamics; and the timing of disbursements of accounts payable to ticket sellers and partners.

Because our results may vary significantly from period to period, our financial performance in one period may not be indicative of, or comparable to, our financial performance in other periods. Typically, we experience lower financial performance in the first, second, and third quarters, with slightly increased activity in the fourth quarter when all major sports leagues are in season, concert on-sales begin for the following year, and theater event orders increase during the holiday season. In addition, the timing of top-grossing tours and events, as well as the number of sports games and the teams involved in playoff series and championship games, can impact the year-to-year comparability of quarterly results (and, in rare cases, annual results). The seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could adversely affect our business, financial condition, and results of operations by negatively impacting our ability to execute on our strategy.

We rely on the experience and expertise of our senior management team, key technical employees, and other highly skilled personnel, and we may be adversely affected if we are unable to retain and motivate these individuals.

Our success depends upon the continued service of our senior management team and key technical employees, as well as our ability to continue to identify, attract, hire, integrate, develop, motivate, and retain highly skilled personnel for all areas of our organization. Each of our executive officers, key technical employees, and other personnel could terminate their relationship with us at any time. The loss of any member of our senior management team or key personnel could significantly delay or prevent the achievement of our business objectives and/or negatively impact our business and relationships. As such, effective succession planning and the execution of smooth personnel transitions is important to our long-term success. If we fail to effectively manage our hiring needs and execute smooth personnel transitions, our business may be adversely affected.

Competition in our industry for qualified employees is intense. To attract top talent, we must offer competitive compensation arrangements and benefits packages, as well as periodically increase compensation levels in response to competition and inflation. If we fail to successfully attract, hire, and integrate new personnel, our efficiency and ability to meet forecasts, as well as employee morale, productivity, and retention, could suffer, which may adversely affect our business.

Impairment of our goodwill has adversely affected, and may in the future adversely affect, our financial results and condition.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we test our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that indicate that the fair value of such assets might be impaired. If the carrying amount of our goodwill exceeds its implied fair value, an impairment loss is recorded equal to the amount of the excess. During the year ended December 31, 2020, we recognized a non-cash impairment charge of $573.8 million, which included a goodwill impairment of $377.1 million. As of December 31, 2024, we had a Goodwill – net balance of approximately $943.1 million (which represented approximately 57.6% of our total assets). Due to market volatility, economic uncertainty, and inflationary concerns, there can be no assurance that our goodwill will not be impaired again in the future. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in general economic conditions, and slower growth rates in our industry. If we are required to impair our goodwill in the future, it could adversely affect our financial condition.

We may be adversely affected by the effects of inflation.

Inflation can negatively impact our business by increasing our overall costs, particularly if we are unable to achieve commensurate increases to revenues. Inflation has resulted, and may continue to result, in elevated interest rates and capital costs, increased costs of labor, weakened exchange rates, reduced discretionary spending, and other similar effects. As a result of inflation, we have experienced, and may continue to experience, increased costs. Although we may take measures to mitigate the effects of inflation, such measures may not be effective and, even if such measures are effective, there could be a difference in timing between the effects of inflation and of such measures. As a result, our business, financial condition (including liquidity), and results of operations may be adversely affected.

Risks Related to Government Regulation and Litigation

We are subject to extensive governmental regulation, and we may be adversely affected if we fail to comply with applicable laws and regulations.

Our operations are subject to federal, state, local, and international laws and regulations governing key aspects of our business such as advertising, anti-bribery, anti-corruption, anti-money laundering, competition, consumer protection, data protection, export taxation, fantasy sports, intellectual property, payments, privacy, sports gaming, ticketing, ticket resale, and unfair business practices. While we strive to conduct our business and operations in compliance with all applicable laws and regulations, there can be no assurance that a particular law or regulation will not be interpreted or enforced in a manner contrary to our understanding of it. The promulgation of new and sometimes conflicting laws and regulations, as well as changes to existing laws and regulations or their interpretation, can make compliance more complex, costly, and challenging. Our failure to comply with any applicable laws or regulations could result in investigations, inquiries, litigation, proceedings, and/or fines against us by governmental authorities and/or private actions brought by individuals which, if material, could adversely affect our business, financial condition, and results of operations.

We depend on the ability of sellers to sell tickets on the secondary market unencumbered.

Our business depends on sellers’ ability to list event tickets for sale on the secondary ticket market. Some jurisdictions prohibit the resale of event tickets at prices above their face value, or at all, or otherwise highly regulate ticket resale. Such prohibitions, or similar laws and regulations, could restrict or inhibit our ability to operate, or the ability of ticket buyers, sellers, and partners to continue to use, our ticket marketplace. Actions taken by governments, rights holders, or primary ticketing companies, such as enacting resale restriction policies, requiring certain disclosures, using technology to limit where and how tickets can be sold on the secondary market, charging incremental fees for the ability to sell tickets on the secondary market, or partnering with other resale marketplaces on an exclusive basis, could result in reduced demand for our services, which would adversely affect our business, financial condition, and results of operations.

Our processing of personal data and other sensitive information could give rise to liabilities as a result of governmental regulation, litigation, and conflicting legal requirements, including those relating to personal privacy rights.

In the ordinary course of business, we collect, receive, store, protect, use, transmit, share, and dispose of (collectively, “process”) personal data and other sensitive information. These activities subject us to numerous federal, state, and international laws and regulations, industry standards, external and internal privacy and security policies, and contractual requirements addressing privacy, data protection, and the processing of such data and information.

Many U.S. states, and the federal and local governments, have adopted data protection and security legislation, including laws relating to personal data privacy and data breach notification. Many U.S. states have also enacted comprehensive privacy laws that impose certain obligations on covered businesses, such as requiring certain privacy disclosures and giving residents certain rights with respect to their personal data (e.g., the right to access, correct, or delete such data and to opt-out of certain data processing activities). Certain U.S. states also impose strict requirements on the processing of personal data, such as conducting data privacy impact assessments, and provide statutory fines for non-compliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for statutory penalties and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. U.S. state and federal legislators continue to consider and enact similar laws, reflecting a trend toward more stringent privacy legislation in the United States. These and any future similar laws are likely to increase our compliance costs and overall risk, particularly when they have conflicting requirements, and may require us to further modify our data processing practices and policies. In addition to new regulations, courts around the country continue to evolve their interpretation of data privacy and protection laws, including the CCPA.

There has also been a noticeable uptick in class action litigation in the United States in which plaintiffs have utilized a variety of laws, including the Video Privacy Protection Act of 1988, state wiretapping laws, and other privacy laws and regulations, in relation to the use of tracking technologies such as cookies and pixels. This trend may lead legislatures to consider responsive regulation. These practices are also subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Personal and other user data is also increasingly subject to legislation and regulations in foreign jurisdictions in which we operate. For example, PIPEDA is a comprehensive Canadian privacy and security law for organizations collecting, using, or disclosing information about identified individuals for commercial purposes, and may impose obligations on covered organizations that are greater than what is common in the United States. Certain Canadian provinces also have their own data protection regulations. Similarly, the United Kingdom, the European Union, and countries in the European Economic Area (the “EEA”) traditionally have taken broader views on, and imposed different legal obligations on companies as to, the types of data that are subject to privacy and data protection laws and regulations. For example, the E.U. General Data Protection Regulation (the “GDPR”), which took effect in May 2018, applies to any company established in the EEA and to companies outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The United Kingdom has its own General Data Protection Regulation, which took effect in January 2021. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, significant monetary fines, and/or private litigation related to the processing of personal data. The APPI, a Japanese law governing the handling of personal information, may also impose obligations on covered entities that are in addition to, or differ from, those in other jurisdictions (for example, it differs from the GDPR with respect to its approach to notifications and the cross-border transfer of personal data). Compliance with these and any other foreign data privacy laws and regulations may significantly increase our operational costs and our overall risk exposure.

In the ordinary course of business, we transfer personal data from one jurisdiction to another. Certain European jurisdictions, including the United Kingdom, have enacted laws requiring that personal data be localized or limiting the transfer thereof to other jurisdictions, including the United States. Other jurisdictions have adopted or may adopt similar data localization and/or cross-border data transfer restrictions. Although there are various mechanisms that may be used to transfer personal data from the United Kingdom and the EEA to the United States in compliance with these restrictions, they are subject to legal challenges and there can be no assurance that we can satisfy or rely on them. If there were no lawful manner for us to transfer personal data from the United Kingdom or the EEA to the United States, or if the requirements for doing so were too onerous, we could face adverse consequences, including the interruption of our operations, the need to relocate our data processing activities, and penalties such as fines and injunctions. In addition, companies that transfer personal data out of the United Kingdom and the EEA have faced increased scrutiny from regulators and litigants, and certain of such companies have been ordered by European regulators to suspend or cease certain such data transfers for allegedly violating the GDPR’s cross-border data transfer restrictions.

We must also comply with certain industry standards and contractual obligations related to data privacy and security. For example, certain privacy laws, including the CCPA and the GDPR, require the imposition of specific contractual restrictions on service providers. We also publish privacy policies, marketing materials, and other statements related to compliance with certain certifications or self-regulatory principles concerning data privacy and security. U.S. regulators are increasingly scrutinizing these materials, and if they are found to be deficient, unfair, misleading, or misrepresentative of our practices, we could be subject to governmental enforcement actions or other adverse consequences.

From time to time, our personnel use generative artificial intelligence (“AI”) technologies in the course of their work. We use also use generative AI and machine learning technologies (“AI/ML”) in certain of our products. The disclosure and use of personal data in generative AI technologies, and the development and use of AI/ML, present various privacy and data security risks and are subject to an increasing number of laws and regulations. Several jurisdictions, including in the United States and Europe, have enacted laws governing the development and use of AI/ML, such as the EU’s AI Act, and we expect other jurisdictions will adopt similar laws. Certain consumer rights extended by privacy laws (e.g., the right to delete certain personal data and regulate automated decision making) may also be incompatible with the use of AI/ML. As a result, our use of these technologies could result in additional compliance costs, lawsuits, and regulatory actions. However, our inability to use these technologies, or limitations on such use, could result in a competitive disadvantage.

The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with each other and with our existing data management practices, policies, or product features. If so, in addition to the possibility of fines, lawsuits (including class action claims), additional reporting requirements and/or oversight, bans or restrictions on processing personal data, orders to destroy or not use personal data, and other claims and penalties, we could be required to change our business activities and practices or to modify our practices, policies, or products, which could adversely affect our business. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that legally or contractually apply to us. Any inability by us, or our service providers and partners, to adequately address privacy, data protection, and data security concerns or comply with applicable privacy, data protection, or data security laws, regulations, policies, and other obligations, could result in additional costs and liability to us and adversely affect our reputation, sales, and business.

In addition, any compromise of information security that results in the unauthorized access, acquisition, or release of personal or other user data, or the perception that such a compromise has occurred, could harm our brand and reputation, discourage existing and potential ticket sellers, buyers, and partners from using our platform, and result in fines and proceedings by governmental agencies and users, any of which could adversely affect our business, financial condition, and results of operations.

In addition, laws in certain of the jurisdictions in which we operate require, and laws in other jurisdictions in which we may operate in the future may require, businesses in certain instances to notify affected individuals, governmental entities, and/or credit reporting agencies of cybersecurity incidents affecting personal information. Certain of our contractual obligations contain similar requirements. Such requirements are inconsistent, and compliance in the event of a widespread cybersecurity incident may be complex, costly, and difficult to implement. These risks may increase not only as we expand our operations in new jurisdictions, but also as our business continues to involve greater numbers of ticket buyers, sellers, and partners.

While we maintain general and cyber liability insurance policies, they may not cover, or may cover only a portion of, any response and remediation costs and potential claims related to cybersecurity incidents to which we are exposed, or they may be inadequate to indemnify us for all or any portion of liabilities that may be imposed. There can be no assurance that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a cybersecurity incident or that the insurer will not deny coverage of any future claim.

We may be adversely affected by unfavorable outcomes in legal proceedings in which we, ticket sellers, or our partners are or may in the future be involved.

Our results may be affected by the outcome of litigation. Unfavorable rulings in legal proceedings in which we, ticket sellers, or our partners may be involved could have a negative impact on us, including an impact that differs from expectations. We are currently, and from time to time in the future, we, ticket sellers, and our partners may be subject to various claims, investigations, legal and administrative cases, lawsuits, and similar proceedings (whether civil or criminal) by governmental agencies or private parties, the outcome of which can be difficult to predict. If we or they are unable to successfully defend against these proceedings, or if the results thereof are unfavorable, we or they may be required to pay significant monetary damages or be subject to fines, penalties, injunctions, or other censure that could directly or indirectly adversely affect our business, financial condition, and results of operations. Even if we adequately address the issues raised by such a proceeding, or successfully defend a third-party lawsuit or counterclaim involving us, such proceeding, regardless of the outcome or merit thereof, could result in substantial costs and the diversion of management resources, any of which could adversely affect our business, financial condition, and results of operations.

Our business and industry may be adversely affected by unfavorable legislative outcomes.

The secondary ticket market is regulated by all U.S. states to varying degrees, including by requiring certain disclosures, refunding practices, or other consumer affairs obligations. Future laws, regulations, or unfavorable legislative outcomes could impose additional restrictions, such as ticket resale price caps and transfer bans, which could adversely affect our industry, business, and operating results.

Various jurisdictions have enacted, and other jurisdictions may in the future enact, rules and regulations, including tax and license requirements, for daily fantasy sports operators that may make the entry process more cumbersome, expensive, and time consuming. Vivid Picks’ growth depends on the continued legal status of real-money daily fantasy sports in various jurisdictions and our continued ability to obtain licenses to operate in jurisdictions where doing so is required. We currently offer our daily fantasy sports contests in the District of Columbia and 21 states where either we have obtained the required license or a license is not required. Any change to the regulatory climate surrounding daily fantasy sports, or to existing daily fantasy sports laws and regulations or their interpretation as it relates to Vivid Picks, could adversely affect our ability to operate our business as currently conducted or as we seek to do so in the future.

Our business may be subject to sales tax and other indirect taxes in various jurisdictions.

The application of indirect taxes such as sales and use, amusement, value-added, goods and services, business, and gross receipts to businesses like ours, and to ticket buyers and sellers on our marketplace, is a complex and evolving issue. Because significant judgment is required to evaluate applicable tax obligations, amounts recorded are subject to adjustment. In many cases, the ultimate tax determination is uncertain because it is unclear how new and existing statutes might apply to our business. One or more jurisdictions may seek to impose additional reporting, recordkeeping, or indirect tax collection obligations on businesses like ours that facilitate online marketplaces. Imposition of an information reporting or tax collection requirement could decrease ticket seller activity on our platform, which would adversely affect our business. New legislation could require us, or ticket sellers on our marketplace, to incur substantial compliance costs, including in connection with tax calculation, collection, remittance, as well as audit requirements, which could adversely affect our business, financial condition, and results of operations.

In addition, we could be subject to sales and use tax and value-added tax audits in the future and that federal, state, local, or international tax authorities could assert that we are obligated to collect additional amounts as taxes on behalf of ticket sellers and remit those taxes to the proper authorities. We could also be subject to audits and assessments with respect to jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes in jurisdictions where we have not historically done so, and where we do not accrue for such taxes, could result in substantial tax liabilities for past sales and otherwise adversely affect our business, financial condition, and results of operations.

Risks Related to Information Technology, Cybersecurity, and Intellectual Property

We may be adversely affected by system interruptions and the lack of integration and redundancy in our and third-party information systems and infrastructure.

The success of our operations depends, in part, on the integrity of our information systems and infrastructure, as well as affiliate and third-party computer systems, computer networks, and other communication systems. System interruptions and the lack of integration and redundancy in such information systems and infrastructure, both of our own ticketing and other computer systems and of affiliate and third-party software, computer networks, and other communications systems service providers on which we rely, may adversely affect our ability to operate our websites and mobile applications, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. Similarly, due to our reliance on a network of technology systems, many of which are outside of our control, changes to interfaces upon which we rely, or a reluctance of our counterparties to continue supporting our systems, could lead, and in the past has led, to technology interruptions. Such interruptions could occur by virtue of a natural disaster, malicious action such as a cyberattack or intrusion, act of terrorism, military action, human error, or the other threats discussed in these risk factors. In addition, the loss of certain key personnel could subject us to systems interruptions and require us to expend additional resources to continue to maintain our software and systems. The large infrastructure footprint that is required to operate our systems requires an ongoing investment of time, money, and effort to maintain or refresh hardware and software to ensure it remains at a level capable of servicing the demand and volume of our business. Failure to do so may result in system instability, degradation in performance, or unfixable security vulnerabilities that could adversely affect both our business and consumers.

While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature may not be sufficient for all eventualities. In addition, our insurance coverage may not adequately compensate for losses stemming from an extended interruption. If any of these events were to occur, it could adversely affect our business, financial condition, and results of operations.

We may be adversely affected if our information technology systems, or those of third parties with whom we conduct business, are compromised.

Due to the nature of our business, we process certain personal data and other sensitive information about ticket buyers and sellers and our employees. Penetration of our information technology systems, or the misappropriation or misuse of such data or information (including credit card information and other personally identifiable information), could interrupt our operations and subject us to adverse consequences, including increased costs, litigation, and governmental enforcement actions. Cyberattacks, malicious internet-based activity, fraud, and similar evolving threats (including phishing attacks, malicious code, software bugs, malware attacks, ransomware attacks, denial-of-service attacks, credential stuffing attacks, and credential harvesting) threaten the confidentiality, integrity, and availability of our information technology systems. Such threats come from a variety of sources and are increasingly prevalent and difficult to detect.

In addition, we rely on third parties to process certain information in a variety of contexts (e.g., cloud-based infrastructure, encryption technology, and employee email) and to provide certain hardware, software, and applications. These third parties’ information technology systems are subject to similar threats, and our ability to monitor their security practices is limited. If any of these third parties were to suffer a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if a third party fails to satisfy its privacy- or security-related obligations to us, any award, assuming we are able to recover it, may be insufficient to cover our damages. Our past and future business acquisitions could also increase our exposure to these threats if our systems were negatively affected by vulnerabilities in an acquired entity’s systems.

We have devoted significant resources to the development of systems, practices, and policies designed to detect, mitigate, and remediate vulnerabilities in our information technology systems, protect against potential cybersecurity threats and their consequences, and protect sensitive information. However, such measures cannot provide absolute security or certainty. Advances in threat actor capabilities, methods, and tools, inadvertent violations of our practices or policies, or other developments could result in a compromise or breach of our systems and processes that are used to protect sensitive information. We may also experience delays in developing and deploying remedial measures designed to address identified vulnerabilities.

Any of these or similar threats could lead to a security incident or other interruption that results in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, or disclosure of, or access to, our information technology systems, or those of the third parties with whom we conduct business. If we or such a third party experience (or are perceived to have experienced) a significant incident or interruption, it may have adverse consequences on us, including: governmental enforcement actions; lawsuits (including class action claims); additional reporting requirements and/or oversight; bans or restrictions on processing sensitive information; indemnification obligations; negative publicity; reputational harm among ticket sellers, buyers, and partners; the diversion of management resources; the interruption of our operations (including data availability); financial losses; and incidents of ticketing fraud or counterfeit tickets. In the event of such an incident, we may also be required or voluntarily choose to notify relevant stakeholders (including affected individuals, regulators, and investors) or to take other actions (such as providing credit monitoring and identity theft protection services). Such disclosures and actions can be costly, and the failure to comply with applicable requirements could lead to adverse consequences. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

We may be adversely affected if we are unable to adequately protect or enforce our intellectual property rights.

Our proprietary technologies and information, including our software, informational databases, and other components that make up our products and services, are critical to our success. We seek to protect our proprietary technologies and information through a combination of methods, including intellectual property rights such as U.S. and foreign patents, trademarks, domain names, copyrights, and trade secrets, as well as through confidentiality agreements and other contractual restrictions with employees, customers, suppliers, affiliates, partners, and others. However, despite these efforts, a third party may be able to copy or otherwise obtain and use our intellectual property without authorization (which, if discovered, could require legal action to correct) and/or independently and lawfully develop products or services substantially similar to ours. Any failure of our strategies to protect our proprietary technologies and information could adversely affect our business, financial condition, and results of operations.

In addition, there can be no assurance that our strategies to protect our intellectual property rights will prevent infringement, misappropriation, dilution, or other violations thereof, particularly in foreign countries where the laws may not protect such rights as fully as they do in the United States. A failure to protect our intellectual property rights in a meaningful manner, or challenges to our related contractual rights, could result in the erosion of our brand names or other intellectual property and adversely affect our business, financial condition, and results of operations. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of the outcome or merit thereof, could result in substantial costs and divert the attention of management and other key technical resources, either of which could adversely affect our business, financial condition, and results of operations.

We may face potential liability and costs for legal claims alleging that we infringe upon third-party intellectual property rights.

There can be no assurance that we do not, or will not, infringe upon or otherwise violate third-party intellectual property rights. From time to time, we have been, and may in the future be, subject to legal claims and proceedings alleging that we infringe upon or otherwise violate such rights. These claims and proceedings, regardless of the outcome or merit thereof, could result in substantial costs and divert the attention of management and other key technical resources, either of which could adversely affect our reputation and financial condition. In addition, the outcome of litigation is uncertain. As such, third parties asserting claims could secure a judgment against us awarding substantial damages, as well as injunctive and/or other equitable relief, which could require us to rebrand, redesign, or reengineer our platform, products, or services, in addition to potentially blocking our ability to distribute, market, or sell our products and services.

Our payment system depends on third-party providers and is subject to risks that may adversely affect our business.

We rely on third-party providers to support our payment methods, as ticket buyers primarily use credit or debit cards to purchase tickets on our marketplace. Nearly all our revenue is associated with payments processed through a single provider, which relies on banks and payment card networks to process transactions. If this payment processing provider or any of its vendors do not interoperate efficiently with our platform or if it or any of its vendors suffer any failure or experience a security incident, our payments systems and business could be adversely affected. Further, if this payment processing provider does not perform adequately or determines that certain types of transactions are prohibited, if its technology does not interoperate efficiently with our platform, or if our relationship with it (or with the banks or payment card networks on which it relies) were to terminate or be suspended unexpectedly, ticket buyers may find our platform more difficult to use and, as a result, use our platform less.

Our payment processing provider requires us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. These networks could adopt new, or modify or re-interpret existing, operating rules in ways that might prohibit us from providing certain services to ticket buyers or sellers, be costly to implement, or be difficult to follow. We are required to reimburse this payment processing provider for fines assessed by payment card networks if we, or ticket buyers or sellers using our platform, violate these rules (e.g., processing various types of transactions that may be interpreted as a violation of certain payment card network operating rules). Changes to these rules and requirements, or any change in our designation by payment card networks, could require a change in our business operations and limit or eliminate our ability to accept payment cards, any of which could adversely affect our business.

We are also subject to the Payment Card Industry (“PCI”) Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. The PCI Data Security Standard requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard based on past, present, or future business practices. Our actual or perceived failure to comply with the PCI Data Security Standard could subject us to fines, terminated banking relationships, and increased transaction fees.

Under current credit, debit, and payment card practices and network rules, we are liable for fraudulent activity on the majority of our credit and debit card transactions. We are also exposed to financial crime risk, against which we do not currently carry insurance. Additionally, while we deploy sophisticated technology to detect fraudulent purchase activity, we may incur losses if we fail to prevent the use of fraudulent payment information on transactions. Fraudulent schemes are becoming increasingly sophisticated and common, and our ability to detect and combat such schemes may be negatively impacted by the adoption of new payment methods and technology platforms. If we or our payment processing provider fail to identify fraudulent activity, are unable to effectively combat the use of fraudulent payments on our platform, or otherwise experience increased levels of disputed credit card payments or transactions, our business, financial condition, and results of operations could be adversely affected. In addition, the failure to adequately mitigate this risk could adversely affect our business, financial condition, and results of operations, as well as our brand, reputation, and ability to accept payments.

Payment card networks and our payment processing provider could increase the fees that they charge us for their services, which would increase our operating costs and reduce our margins and could adversely affect our business, financial condition, and results of operations.

Finally, the laws and regulations that govern payment methods and processing are complex and subject to change, and we may be required to expend considerable time and effort to determine their applicability. There can be no assurance that we will be able to meet all compliance obligations, including obtaining any required licenses in the jurisdictions we service, and, even if we are able to do so, there could be substantial costs and potential product changes involved in complying with such laws that could negatively impact our business. Any actual or alleged non-compliance by us in relation to existing or new laws and regulations could lead to reputational damage, litigation, increased costs or liabilities, damages, and/or the revocation of our ability to offer payment services in certain markets. Failure to predict how a given law or regulation with respect to money transmission, prepaid access, or similar requirements will be applied to us could result in licensure, registration requirements, and administrative enforcement actions, as well as materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions. We cannot predict what actions governments may take, or what restrictions they may impose, that will affect our ability to process payments or to conduct our business in particular jurisdictions. Further, we may become subject to changing payment regulations and requirements that could affect the compliance of our current payment processes and increase the operational costs we incur to support payments. The foregoing could impose substantial additional costs, considerably delay the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our solutions in any given market.

Risks Related to Our Indebtedness

Our credit facility imposes restrictions that limit management’s discretion in operating our business and, in turn, could impair our ability to meet our debt obligations.

Our credit facility includes restrictive covenants that, among other things, restrict our ability to: incur additional indebtedness; pay dividends and make distributions; make certain investments; prepay certain indebtedness; create liens; enter into transactions with affiliates; modify the nature of our business; transfer and sell assets, including material intellectual property; amend our organizational documents; and merge or consolidate. Our failure to comply with these covenants could lead to a default under our credit facility, which would entitle our lenders to accelerate the indebtedness thereunder and declare all amounts owed due and payable.

As of December 31, 2024, our total indebtedness, excluding unamortized debt discounts and debt issuance costs, was $393.0 million. Because our debt has a variable interest rate, we incur higher interest costs if interest rates increase. Interest rates increased significantly in 2022 and 2023, with only a slight decrease in 2024, and may remain elevated in the future. Any increase in interest costs could adversely affect our financial condition.

Our current indebtedness and any future increases thereto could adversely affect our financial condition by: making it more difficult to satisfy our obligations; increasing our vulnerability to negative economic, regulatory, and industry conditions; limiting our ability to obtain additional financing for future net working capital, capital expenditures, strategic investments, acquisitions, and other purposes; requiring us to dedicate a substantial portion of our cash flows from operating activities to fund payments on our debt, thereby reducing funds available for operations and other purposes; limiting our flexibility in planning for, or reacting to, changes in our business and industry; making us more vulnerable to interest rate increases; and placing us at a competitive disadvantage compared to our competitors that have less debt.

We depend on our subsidiaries’ cash flows in order to satisfy our obligations.

We rely on distributions and/or loans from our subsidiaries to meet the payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may be unable to make debt service payments on our obligations. Subject to certain exceptions, each of our subsidiaries is a guarantor under our credit facility. We conduct substantially all of our operations through our subsidiaries. Our cash flows from operating activities and, consequently, our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings, their distribution of those earnings to us, and, from time to time, their disbursement of loans or other payments of funds to us. In addition, our subsidiaries’ ability to provide funds to us may be subject to restrictions under our credit facility, any such subsidiaries’ future indebtedness, and/or any applicable laws and regulations related to the availability of sufficient surplus funds.

We may face liquidity constraints if we are unable to generate sufficient cash flows and/or raise additional capital when necessary or desirable.

As of December 31, 2024, we had cash and cash equivalents of $243.5 million, which is available to us to fund our operating, investing, and financing activities. There can be no assurance that our business will generate sufficient cash flows from operating activities, or that we will be able to obtain financing, in an amount sufficient to fund our operations or other liquidity needs.

In the future, we may need to raise additional funds and be unable to obtain additional debt or equity financing on favorable terms, if at all. Our ability to obtain financing will depend on several factors, including general economic and capital market conditions (e.g., interest rates and inflationary concerns), credit availability from banks or other lenders, investor confidence, and our results of operations. If we were to raise additional equity financing, it would dilute the ownership and voting power of our existing stockholders, and any new equity securities we issue could have rights, preferences, and privileges superior to those of our Class A common stock.

If we require additional capital and cannot raise it on acceptable terms, or at all, we may be unable to, among other things: further develop and enhance our platform and solutions; continue to invest in our technology and marketing efforts; attract, hire, develop, motivate, and retain employees; respond to competitive pressures and/or unanticipated working capital requirements; or pursue acquisition opportunities. Our inability to take these actions could hinder our ability to successfully compete and adversely affect our business.

Risks Related to Our Organizational Structure and the Ownership of Our Securities

The interests of Hoya Topco, which exerts significant influence over us, may conflict with those of us or our other stockholders.

Hoya Topco, which is controlled by entities affiliated with GTCR, beneficially owns approximately 36.6% of the voting power of our outstanding common stock. Even though we are no longer a “controlled company” within the meaning of Nasdaq corporate governance standards, for so long as Hoya Topco continues to own a significant percentage of our common stock, it will be able to significantly influence the composition of our Board and management (including the appointment and removal of our officers), our business plans and policies (including decisions related to raising future capital), and actions requiring stockholder approval (including the amendment of our organizational documents, which govern the rights attached to our common stock). In addition, Hoya Topco may be able to cause or prevent a change of control and/or an unsolicited acquisition of our company. This ownership concentration could deprive our securityholders of an opportunity to receive a premium for their securities as part of a potential acquisition and, ultimately, may affect the market price of our securities.

We, Hoya Topco, and Horizon Sponsor are party to a Stockholders’ Agreement, dated October 18, 2021 (as amended, the “Stockholders’ Agreement”), pursuant to which Hoya Topco has the right to designate a number of nominees to our Board as follows: (i) five of our nine directors, so long as it and certain of its affiliates beneficially own at least 24% of the total number of shares of our common stock that were issued and outstanding on October 18, 2021 (the “Closing Amount”), one of whom must qualify as “independent” under applicable stock exchange regulations; (ii) four of our nine directors, so long as it and certain of its affiliates beneficially own at least 18%, but less than 24%, of the Closing Amount; (iii) three of our nine directors, so long as it and certain of its affiliates beneficially own at least 12%, but less than 18%, of the Closing Amount; (iv) two of our nine directors, so long as it and certain of its affiliates beneficially own at least 6%, but less than 12%, of the Closing Amount; and (v) one of our nine directors, until the date on which it and certain of its affiliates beneficially own less than 5% of the number of shares of our common stock that they held on October 18, 2021. If the size of our Board is increased, Hoya Topco will have the right to designate a number of nominees to our Board that give Hoya Topco the same percentage of total directors as set forth in the preceding sentence (rounded up to the next whole number). Pursuant to the Stockholders’ Agreement, Hoya Topco has currently designated five of our nine directors, which enables it to exert significant influence over our business and affairs. Three of Hoya Topco’s five director designees qualify as “independent” under applicable Nasdaq rules.

GTCR and its affiliates engage in a broad spectrum of activities and investments, including in our industry. In the ordinary course of their business, they may engage in activities where their interests conflict with those of us or our other stockholders, such as investing in or advising businesses that are our competitors, suppliers, or customers. Our amended and restated certificate of incorporation (our “Charter”) provides that Hoya Topco, its affiliates, and their respective directors, partners, principals, officers, members, managers, and employees (including any such person who serves as one of our directors and/or officers) have no duty to refrain from engaging in the same or similar business activities or lines of business in which we operate. In addition, Hoya Topco and its affiliates may pursue acquisition opportunities that may be complementary to our business (and therefore would not be available to us), in addition to pursuing acquisitions, divestitures, and other transactions that they believe could enhance their investment, even though such transactions may involve risks to our other security holders and/or prove not to be beneficial.

The TRA requires us to make cash payments, which may be substantial, to Hoya Topco in respect of certain tax benefits.

We are party to the TRA with Hoya Topco, Hoya Intermediate, GTCR Management XI, LLC (the “TRA Holder Representative”), and the other TRA Holders (as defined therein), pursuant to which we are generally required to pay Hoya Topco and the other TRA Holders 85% of the amount of any savings in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, our net income or profits and any interest related thereto that our consolidated subsidiaries realize, or are deemed to realize, as a result of certain tax attributes, which include: (i) existing tax basis in certain assets of Hoya Intermediate and certain of its subsidiaries, including assets that will be subject to depreciation or amortization, once placed in service; (ii) tax basis adjustments resulting from taxable exchanges of common units of Hoya Intermediate (“Intermediate Units”) for shares of our Class A common stock that are acquired from a TRA Holder pursuant to the terms of Hoya Intermediate’s Second Amended and Restated Limited Liability Company Agreement (the “Intermediate LLC Agreement”); (iii) certain tax attributes of Blocker Corporations (as defined in the Intermediate LLC Agreement) holding Intermediate Units that are acquired by us pursuant to a reorganization transaction; (iv) certain tax benefits realized by us as a result of certain U.S. federal income tax allocations of taxable income or gain away from us and to other members of Hoya Intermediate, and deductions or losses to us and away from other members of Hoya Intermediate, in each case as a result of the Merger Transaction; and (v) tax deductions in respect of portions of certain payments made under the TRA.

Payments under the TRA generally are based on the tax reporting positions that we determine (in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent). The Internal Revenue Service or any other taxing authority may challenge a position we take, and a court may sustain such a challenge. If any tax attributes we initially claimed or utilized are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that we may have previously made pursuant to the TRA (e.g., due to adjustments resulting from examinations by taxing authorities). Rather, any excess payments made to such TRA Holders will reduce any future cash payments that we are required to make under the TRA, after the determination of such excess. However, a challenge to any of the tax attributes that we initially claimed or utilized may not arise for a number of years after such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we may be required to make under the terms of the TRA. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under the TRA in excess of our actual savings in respect of the tax attributes.

Moreover, the TRA provides that, in certain early termination events, we are required to make a lump-sum cash payment to all of the TRA Holders in an amount that is equal to the present value of all forecasted future payments that would have been made under the TRA, which would be based on certain assumptions. The lump-sum cash payment could be material and/or materially exceed any actual tax benefits that we realize subsequent to such payment.

The amount and timing of any payments under the TRA varies depending upon several factors, including the timing of TRA Holders’ exchanges of Intermediate Units for shares of our Class A common stock, the market price of our Class A common stock at the time of such exchanges, and the amount and timing of the recognition of our income for applicable tax purposes. While many of these factors are outside of our control, the aggregate payments we will be required to make under the TRA could be substantial.

If we are unable to make timely payments for any reason, the unpaid amounts will be deferred and will accrue interest until they are paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of the TRA and therefore accelerate payments. Furthermore, our future obligation to make payments under the TRA could make us a less attractive acquisition target, particularly in the case of an acquirer that cannot use some or all of the tax attributes that may be deemed realized under the TRA.

As a holding company, our principal assets are our equity interests in Hoya Intermediate, and we are accordingly dependent upon distributions from Hoya Intermediate to pay dividends, taxes, and other expenses, including payments we are required to make under the TRA.

As a holding company, our principal assets are our direct and indirect ownership of equity interests in Hoya Intermediate. As such, we do not have any independent means of generating revenue. We intend to cause Hoya Intermediate to continue making quarterly distributions to its members, including us, in an amount that is at least sufficient to allow us to pay all applicable taxes, to make payments under the TRA, and to pay our corporate and other overhead expenses. To the extent that we need funds and Hoya Intermediate is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could adversely affect our financial condition, including liquidity.

In certain circumstances, Hoya Intermediate will be required to make distributions, which may be substantial, to us and Hoya Topco.

Because Hoya Intermediate is, and will continue to be, treated as a partnership for U.S. federal income tax purposes, it is generally not subject to U.S. federal income tax. Instead, its taxable income is generally allocated to its members, including us. Hoya Intermediate has made, and may in the future make, tax distributions to its members, including us, as set forth in the Intermediate LLC Agreement, calculated using an assumed tax rate, to provide liquidity to such members in order to pay taxes on their allocable share of the taxable income. Under applicable tax rules, Hoya Intermediate may be required to allocate its net taxable income disproportionately to its members in certain circumstances. Because tax distributions are made pro rata on a per-Intermediate Unit basis to all members and such tax distributions are determined based on the member with the highest assumed tax liability per Intermediate Unit, Hoya Intermediate may be required to make tax distributions that, in the aggregate, exceed the amount of taxes that Hoya Intermediate would have paid if it were taxed on its net income at the assumed rate.

As a result of: (i) actual and potential differences in the amount of net taxable income allocable to us and Hoya Topco; (ii) the lower maximum tax rate applicable to corporations than individuals; and (iii) the use of an assumed tax rate in calculating Hoya Intermediate’s tax distribution obligations, we have received, and may in the future receive, distributions significantly in excess of our actual tax liabilities and our obligations to make payments under the TRA. If we do not use such cash balances to pay dividends on our Class A common stock (or in another way such that holders of Intermediate Units, other than our company, do not benefit from the value attributable thereto) and instead, for example, hold such cash balances or lend them to Hoya Intermediate, Hoya Topco would benefit from any value attributable to such accumulated cash balances as a result of its right to exchange its Intermediate Units for shares of our Class A common stock (or, at our election, a cash amount equal to the fair market value thereof). We have no obligation to distribute any such cash balances to our stockholders, and no adjustments will be made to the consideration provided to a member of Hoya Intermediate in connection with an exchange or redemption of its Intermediate Units as a result of any retention of any such cash balances by us.

Risks Related to Being a Public Company

The market price and trading volume of our securities may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our securities despite our operating performance. The market price of our securities may fluctuate widely or decline significantly in the future in response to several factors, including, but not limited to: the realization of any of the risks discussed elsewhere in this Report; unfavorable market and economic conditions; the loss of investor confidence in the global financial markets and investing in general; adverse market reactions to indebtedness that we may incur or securities that we may issue in the future, including securities we may issue under our 2021 Incentive Award Plan (as amended, the “2021 Plan”); adverse market reactions to changes in our ownership or capital structure, including as a result of secondary offerings of our Class A common stock; unanticipated variations of our quarterly and annual operating results; a failure to meet securities analysts’ earnings estimates; the publication of negative or inaccurate research reports about our business, industry, or securities and/or the failure of securities analysts to provide adequate coverage of our business or securities; changes in the market valuations of similar companies; speculation in the press or investment community about our business or industry; the trading activity of our largest stockholders; the number of shares of our Class A common stock that are available for public trading; short sales, hedging, and other derivative transactions involving our securities; enacted or proposed changes to laws or regulations affecting our business or industry, or differing interpretations thereof; and increases in compliance or enforcement inquiries and investigations by regulatory authorities.

We may be subject to securities class action litigation, which could adversely affect our business, financial condition, and results of operations.

Companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial legal fees and divert the attention of management and other key resources that are needed to successfully run our business, which could adversely affect our business, financial condition, and results of operations.

We have identified a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in errors in our financial statements that require a restatement or cause us to fail to meet our periodic reporting obligations.

We are required to comply with SEC rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), which require management to certify financial and other information in our periodic reports and provide an annual report on the effectiveness of our internal control over financial reporting.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, is designed to reasonably detect and prevent fraud. However, internal controls may not detect and prevent all misstatements due to inherent limitations such as the possibility of human error, the circumvention or overriding of controls, and/or fraud. Therefore, even effective internal controls, no matter how well designed and operated, can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

We are also required to report any material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for each of the years ended December 31, 2024, 2023, 2022, 2021, and 2020, we identified deficiencies in our internal control over financial reporting related to the implementation of segregation of duties as part of our control activities, the establishment of clearly defined roles within our finance and accounting functions, and the number of personnel in those functions with an appropriate level of technical accounting and SEC reporting experience, which, in the aggregate, constitute a material weakness. We are continuing to review our internal control procedures to develop and implement new controls and processes. During the year ended December 31, 2024, these efforts included: implementing segregation of duties over business process and information technology control activities; establishing clearly defined roles within our finance and accounting functions; increasing the number of personnel in our finance and accounting functions that have an appropriate level of technical accounting and SEC reporting experience; and designing and implementing additional internal controls. However, the material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

If we are unable to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, it could result in errors in our financial statements that require a restatement or cause us to fail to meet our periodic reporting obligations, any of which could adversely affect investor confidence in us and the value of our securities and/or cause us to become subject to litigation or regulatory enforcement actions. There can be no assurance that our remediation activities will be successful or that additional material weaknesses will not be identified in the future.

Further, once we cease to be an EGC under the JOBS Act, we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX. This independent assessment could detect problems that management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur significant remediation expenses. An adverse report may be issued if our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed, or operating.

We are an EGC, and our reliance on exemptions from certain reporting requirements that are applicable to non-EGCs could make our securities less attractive to investors.

We are an EGC under the JOBS Act. For as long as we continue to be an EGC, we are permitted to utilize certain exemptions from reporting requirements that are applicable to non-EGCs. These exemptions include: not being required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements of holding a non-binding advisory vote on executive compensation or golden parachute payments that were not previously approved. If investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

The JOBS Act also exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to do so. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs, but that any such election is irrevocable. We have elected not to opt out of the extended transition period, which means that when a new or revised financial accounting standard has different application dates for public and private companies, we are permitted to adopt such standard at the same time as private companies. This may make the comparison of our financial statements with those of a non-EGC, or an EGC that has elected to opt out of the extended transition period, difficult because of the potential differences in financial accounting standards used.

We will cease to be an EGC upon the occurrence of the first of the following: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date on which we qualify as a “large accelerated filer” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2026.

The exercise or exchange of certain outstanding securities would increase the number of shares of our Class A common stock eligible for resale in the public market and/or dilute the ownership and voting power of our existing stockholders.

As of December 31, 2024, the following warrants were outstanding and exercisable: (i) warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share; (ii) warrants to purchase 17,000,000 shares of our Class A common stock at an exercise price of $10.00 per share; (iii) warrants to purchase 17,000,000 shares of our Class A common stock at an exercise price of $15.00 per share; (iv) public warrants to purchase 6,766,853 shares of our Class A common stock at an exercise price of $11.50 per share; and (v) warrants to purchase 4,000,000 shares of our Class B common stock at an exercise price of $0.001 per share (which are only exercisable together with the exercise of corresponding warrants to purchase Intermediate Units (2,000,000 at an exercise price of $10.00 per unit and 2,000,000 at an exercise price of $15.00 per unit)).

The issuance of shares of our Class A and/or Class B common stock upon the exercise of these warrants would dilute the ownership and voting power of our existing stockholders. In addition, the issuance of shares of our Class A common stock upon the exercise of warrants, or in exchange for outstanding shares of our Class B common stock, would increase the number of shares of our Class A common stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such additional shares may be issued, could adversely affect the market price of our Class A common stock.

Securities analysts may not publish favorable, or any, research reports about us, which could adversely affect the market price or trading volume of our securities.

The trading market for our securities will be influenced to some extent by the research reports that industry or securities analysts publish about us. We do not control these analysts, and the analysts who publish information about us may have relatively little experience with our business or industry, which could affect their ability to accurately forecast our results and increase the likelihood that we fail to meet their estimates. If analysts provide inaccurate reports, issue unfavorable opinions regarding our business, industry, or securities, cease coverage of us, or fail to regularly publish reports regarding us or our securities, we could lose visibility in the market, which in turn could adversely affect the market price or trading volume of our securities.

Provisions in our organizational documents may deter, delay, or prevent our acquisition by a third party.

Provisions in our Charter and our amended and restated bylaws (as amended, our “Bylaws”) may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board. These provisions, which may deter, delay, or prevent a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include: (i) the sole ability of directors to fill a vacancy on our Board; (ii) advance notice requirements for stockholder proposals and director nominations; (iii) limitations on stockholders’ ability to call special meetings and act by written consent; (iv) our Board’s ability to issue and designate the terms of new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our Board; (v) the division of our Board into three classes, each of which serves staggered three-year terms; and (vi) the lack of cumulative voting for the election of directors. These provisions could discourage potential takeover attempts and reduce the price that investors are willing to pay for our securities.

The exclusive forum provisions of our Charter may discourage lawsuits against our directors and officers.

Our Charter provides that, to the fullest extent permitted by law and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Chancery Court”) (or, in the event that the Chancery Court does not have jurisdiction, the U.S. federal district court for the District of Delaware or the other state courts of the State of Delaware) is the sole and exclusive forum for any: (i) derivative action or proceeding brought on our behalf; (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, or stockholder to us or our stockholders; (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our Charter, or our Bylaws, or as to which the DGCL confers jurisdiction on the Chancery Court; or (iv) action asserting a claim governed by the internal affairs doctrine; provided that this provision, including for any “derivative action,” does not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our Charter further provides that the U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions may have the effect of discouraging lawsuits against our directors and officers. By becoming our stockholder, you are deemed to have notice of and consented to these exclusive forum provisions.

There is uncertainty as to whether a court would enforce such a provision relating to causes of action arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and it is possible that, in connection with any applicable action brought against us, a court could find such provisions to be inapplicable or unenforceable in such action.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of maintaining the safety and security of our critical systems, information, products, services, and broader information technology environment (collectively, our “Information Systems and Data”), and we have developed, implemented, and maintained a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability thereof.

Cybersecurity risks are addressed as a component of our overall enterprise risk management program. As such, our information security team works with management to prioritize our risk management processes and to mitigate those cybersecurity threats that are more likely to lead to a material impact on our business. Features of our cybersecurity risk management program include:

•
Periodic risk assessments designed to help identify cybersecurity risks that could materially impact our Information Systems and Data;
•
A security incident response team that is principally responsible for managing our cybersecurity risk assessment processes, information security controls, and response to any cybersecurity incident;
•
A cyber and data security incident response plan that establishes policies and procedures for identifying, managing, and recovering from a cybersecurity incident, including escalating tiers of notification depending on an incident’s nature and severity;
•
Periodic tabletop exercises with management and other employees to discuss, prepare for, and simulate our responses to potential cybersecurity incidents;
•
The use of third-party service providers, as appropriate, to assess, test, and assist with aspects of our information security controls;
•
The use of a third-party risk management process for our service providers, suppliers, and partners;
•
Cybersecurity insurance designed to reduce the risk of loss resulting from cybersecurity incidents;
•
Cybersecurity policies and procedures, including those governing encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and the use of the internet, social media, email, and wireless devices; and
•
Required annual privacy and cybersecurity training (including spear phishing and other awareness exercises) for employees.

Because the techniques used to obtain unauthorized access, disable/degrade service, or sabotage systems change frequently, we have invested and continue to invest in the security and resiliency of our systems and networks to help protect our Information Systems and Data. For a discussion of cybersecurity-related risks that may materially affect us and how they may do so, see the “Risk Factors—Risks Related to Information Technology, Cybersecurity, and Intellectual Property” section of this Report.

Cybersecurity Governance

Our Board is responsible for overseeing our overall enterprise risk management program, and each of its committees assists in this risk oversight role. Our Board has delegated the monitoring and oversight of risks relating to data privacy, technology, information security, and cybersecurity to our Audit Committee, which regularly reports to our Board regarding its activities, including those related to the management of these risks. Our Board also receives periodic briefings from management regarding our cybersecurity risk management program, including presentations on cybersecurity topics from our CTO, our information security team, and other third-party experts.

Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. It receives regular updates from our CTO and other members of management on cybersecurity trends and developments, the cybersecurity risks that are most relevant to our business, and our cybersecurity strategy, as well as other updates, as appropriate, regarding certain cybersecurity incidents.

A cross-functional management team, including members of our information security, technical infrastructure, engineering, and legal departments, is responsible for identifying, assessing, and managing the risks from cybersecurity threats that are relevant to our business, as well as managing our response to any cybersecurity incident (and, depending on an incident’s potential nature and severity, reporting it to our Audit Committee and considering with management whether public disclosure is appropriate or required). This team has primary responsibility for our cybersecurity risk management program, including our cyber and data security incident response plan, supervises our internal personnel and third-party service providers, and communicates our cybersecurity risk management processes to management, our Board, and our Audit Committee. This team reports to our CTO, who has more than 15 years of experience in the technology sector, and possesses nearly 60 years of combined experience in cybersecurity matters, including threat assessment and detection, mitigation technologies, incident response, cyber forensics, and regulatory compliance. In addition to relevant educational and industry experience, members of this team, including the heads of our information security and technical infrastructure departments, hold relevant cyber and information security certifications, including from ISACA (Certified Information Security Manager and Certified Information Systems Auditor) and ISC2 (Certified Information Systems Security Professional). This team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including, as appropriate, the operation of our cyber and data security incident response plan, briefings from internal security personnel, threat intelligence, and other information obtained from governmental, public, or private sources, including our third-party service providers, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

As of December 31, 2024, we leased approximately 53,000 square feet of space in Chicago, Illinois for our headquarters under a lease agreement that runs through December 31, 2033 with a five-year renewal option, unless terminated sooner, as well as facilities in Coppell, Texas; Las Vegas, Nevada; Toronto, Ontario; and Tokyo, Japan.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock and warrants are listed on the Nasdaq under the trading symbols “SEAT” and “SEATW,” respectively.

Stockholders

As of February 28, 2025, there were 44 holders of record of our Class A common stock and one holder of record of our Class B common stock. However, the actual number of our Class A common stockholders is greater than this because it includes beneficial owners whose shares are held in “street name” by banks, brokers, and other nominees.

Dividends

We did not pay any cash dividends on our Class A common stock during the year ended December 31, 2024. We intend to retain future earnings for operations, development, expansion, and debt repayment, as well as potential acquisitions, strategic investments, and share repurchases. As a result, we have no current intention to pay cash dividends on our Class A common stock for the foreseeable future. Any future decision to do so will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions (including those under our credit facility and/or any future indebtedness we may incur), business prospects, and other factors that our Board may deem relevant.

Stock Performance Graph

The following graph depicts the cumulative total return to stockholders, assuming dividend reinvestment, of a $100 investment in each of our Class A common stock, the Nasdaq Composite Index, and the Russell 2000 Technology Index from October 19, 2021 (the date on which our Class A common stock began trading on the Nasdaq) through December 31, 2024. This information is not intended to forecast, and may not be indicative of, the future performance of our Class A common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information related to our purchases of our common stock during the three months ended December 31, 2024 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2024	—	$—	—	$77,221
November 1-30, 2024	—	—	—	77,221
December 1-31, 2024	—	—	—	77,221
Total	—	$—	—	$77,221

(1)
On February 29, 2024, our Board authorized a share repurchase program for up to $100.0 million of our Class A common stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program was publicly announced on March 5, 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares. Under the 2024 Share Repurchase Program, we may repurchase shares in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with our audited consolidated financial statements and accompanying notes included elsewhere in this Report. This discussion contains forward-looking statements, which are subject to a number of risks and uncertainties, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this Report.

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events that deliver some of life’s most exciting moments. We operate a technology platform and marketplace that enables ticket buyers to easily discover and purchase tickets to live events and book hotel rooms and packages while enabling ticket sellers and partners to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value. The following table summarizes our marketplace gross order value (“Marketplace GOV”), revenues, net income, and adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Marketplace GOV*	$3,892,645	$3,920,526	$3,184,754
Revenues	775,586	712,879	600,274
Net income	14,302	113,141	70,779
Adjusted EBITDA*	151,419	141,982	113,325

* See the “Key Business Metrics and Non-U.S. GAAP Financial Measure” section below for more information on Marketplace GOV and adjusted EBITDA, which is a financial measure not under U.S. GAAP.

Our Business Model

We operate our business in two segments: Marketplace and Resale.

Marketplace Segment

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners through which we earn revenue from processing ticket sales for live events and facilitating the booking of hotel rooms and packages across our Owned Properties, including: Vivid Seats; Vegas.com, an online ticket marketplace for live event enthusiasts exploring shows, attractions, tours, flights, and hotels in Las Vegas, which we acquired in November 2023; and Wavedash, an online ticket marketplace headquartered in Tokyo, Japan, which we acquired in September 2023. We also earn revenue processing ticket sales for numerous distribution partners through our Private Label Offering.

Our Owned Properties also include our Vivid Picks real-money daily fantasy sports mobile application, where users partake in contests by making player picks from a wide selection of individual and player matchup projections across a variety of sports. The revenue we earn from Vivid Picks is the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives.

Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

We primarily earn Marketplace segment revenue from service and delivery fees charged to ticket buyers. We also earn referral fee revenue from offering event insurance to ticket buyers via a third-party insurance provider.

We incur costs for developing and maintaining our platform, providing back-office support and customer service, facilitating payments and deposits, and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

A key component of our platform is Skybox, a proprietary ERP tool that is used by the majority of ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple ticket resale marketplaces. Professional ticket sellers use ERPs to manage their operations, and Skybox is their most widely adopted ERP.

Resale Segment

In our Resale segment, we primarily acquire tickets to resell on secondary ticketing marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and supplements our ongoing efforts to deliver industry-leading seller software and tools.

Key Business Metrics and Non-U.S. GAAP Financial Measure

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as management.

The following table summarizes our key business metrics and non-U.S. GAAP financial measure for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Marketplace GOV(1)	$3,892,645	$3,920,526	$3,184,754
Marketplace orders(2)	11,556	10,898	9,183
Resale orders(3)	431	380	313
Adjusted EBITDA(4)	$151,419	$141,982	$113,325

(1)
Marketplace GOV represents the total transactional amount of Marketplace orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. During the years ended December 31, 2024, 2023, and 2022, Marketplace GOV was negatively impacted by event cancellations in the amount of $95.9 million, $43.6 million, and $80.3 million, respectively. The increase in event cancellations during the year ended December 31, 2024 was primarily due to higher concert cancellations and a full year of event cancellations from Vegas.com and Wavedash.
(2)
Marketplace orders represent the volume of Marketplace-related transactions placed on our platform in a period, net of event cancellations that occurred during that period. During the years ended December 31, 2024, 2023, and 2022, our Marketplace segment experienced 222,472, 99,078, and 199,595 event cancellations, respectively.
(3)
Resale orders represent the volume of Resale-related transactions placed on a given platform (including our own) in a period, net of event cancellations that occurred during that period. During the years ended December 31, 2024, 2023, and 2022, our Resale segment experienced 5,286, 2,910, and 5,205 event cancellations, respectively.
(4)
Adjusted EBITDA is a non-U.S. GAAP financial measure. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations and serves as a useful measure for making period-to-period comparisons of our business performance. See the “Adjusted EBITDA” section below for more information, including a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure.

Marketplace GOV

Marketplace GOV is a key driver of Marketplace revenue. Marketplace GOV represents the total transactional amount of Marketplace orders placed on our platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during that period. Marketplace GOV reflects our ability to attract and retain customers and provides insight into overall health of the industry.

Marketplace GOV can be impacted by seasonality. Typically, we experience slightly increased activity in the fourth quarter when all major sports leagues are in season, concert on-sales begin for the following year, and theater event orders increase during the holiday season. Quarterly fluctuations in Marketplace GOV can result from, among other things:

•
Changes in event supply;
•
The popularity of and demand for certain artists, sports teams, tours, and events;
•
The mix of concert venue types between stadiums, arenas, and amphitheaters;
•
The length and team composition of sports playoff series and championship games; and
•
Event cancellations.

Marketplace GOV decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily as a result of a decrease in the average order size for concerts, partly due to a shift in venue mix away from stadiums.

Marketplace Orders

Marketplace orders represent the volume of Marketplace-related transactions placed on our platform in a period, net of event cancellations that occurred during that period. A Marketplace order can include one or more tickets, hotel rooms, or parking passes. Marketplace segment orders allow us to monitor transaction volume and better identify trends within our Marketplace segment.

Marketplace orders increased during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily as a result of higher activity in our Marketplace segment, which was due in part to the year ended December 31, 2024 entirely including Marketplace-related transactions processed through Vegas.com and Wavedash.

Resale Orders

Resale orders represent the volume of Resale-related transactions placed on a given platform (including our own) in a period, net of event cancellations that occurred during that period. A Resale order can include one or more tickets or parking passes. Resale orders allow us to monitor transaction volume and better identify trends within our Resale segment.

Resale orders increased during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily as a result of higher activity in our Resale segment.

Adjusted EBITDA

We present adjusted EBITDA, which is a non-U.S. GAAP financial measure, because it is a key measure used by analysts, investors, and others to evaluate companies in our industry. Additionally, adjusted EBITDA is used by management to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

We believe adjusted EBITDA is a useful measure for understanding, evaluating, and highlighting trends in our operating results and for making period-to-period comparisons of our business performance because it excludes the impact of items that are outside of our control and/or not reflective of ongoing performance related directly to the operation of our business.

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with U.S. GAAP and may exclude certain recurring costs such as: income tax expense (benefit); interest expense – net; depreciation and amortization; sales tax liability; transaction costs; equity-based compensation; litigation, settlements, and related costs; change in fair value of warrants; loss on asset disposals; change in fair value of derivative asset; unrealized foreign currency losses (gains); adjustment of liabilities under the TRA; change in fair value of contingent consideration; and loss on extinguishment of debt. In addition, other companies may calculate adjusted EBITDA differently than we do, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the U.S. GAAP amounts that are excluded from our presentation of adjusted EBITDA.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net income	$14,302	$113,141	$70,779
Adjustments to reconcile net income to adjusted EBITDA:
Income tax expense (benefit)	8,417	(42,199)	(1,590)
Interest expense – net	23,172	13,505	12,858
Depreciation and amortization	44,238	17,178	7,732
Sales tax liability(1)	5,760	3,172	2,814
Transaction costs(2)	9,528	12,779	4,840
Equity-based compensation(3)	50,429	27,614	19,053
Litigation, settlements, and related costs(4)	650	215	2,477
Change in fair value of warrants(5)	(4,044)	(971)	(8,227)
Loss on asset disposals(6)	277	685	369
Change in fair value of derivative asset(7)	800	(536)	—
Unrealized foreign currency losses (gains)(8)	4,056	(2,177)	—
Adjustment of liabilities under TRA(9)	(6,166)	574	—
Change in fair value of contingent consideration(10)	—	(998)	(2,065)
Loss on extinguishment of debt(11)	—	—	4,285
Adjusted EBITDA	$151,419	$141,982	$113,325

(1)
During the years ended December 31, 2024, 2023, and 2022, we accrued for sales and indirect tax liabilities in jurisdictions where we were not yet collecting from customers (reduced by abatements received and inclusive of any penalties and interest assessed by the respective jurisdictions).
(2)
Relates to: (i) legal, accounting, tax, and other professional fees; (ii) personnel costs related to retention bonuses; (iii) integration costs; and (iv) transaction-related expenses. Costs in the year ended December 31, 2024 primarily related to the refinancing of the 2022 First Lien Loan with the 2024 First Lien Loan (each as defined herein), repurchases of our Class A common stock, and various strategic investments. Costs in the year ended December 31, 2023 primarily related to the 2023 Secondary Offerings (as defined herein), our acquisitions of Vegas.com and Wavedash, and various strategic investments. Costs in the year ended December 31, 2022 primarily related to the refinancing of the 2017 First Lien Loan (as defined herein) with the 2022 First Lien Loan, our acquisition of Vivid Picks, our exchange offering of shares of our Class A common stock for properly tendered public warrants, and various strategic investments.
(3)
Relates to equity granted pursuant to the 2021 Plan and profits interests issued prior to the Merger Transaction, neither of which are considered indicative of our core operating performance.
(4)
Relates to external legal costs, settlement costs, and insurance recoveries that were unrelated to our core business operations.
(5)
Relates to the revaluation of warrants to purchase Intermediate Units held by Hoya Topco following the Merger Transaction.
(6)
Relates to asset disposals, which are not considered indicative of our core operating performance.
(7)
Relates to the revaluation of derivatives recorded at fair value.
(8)
Relates to unrealized foreign currency losses (gains) from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date.
(9)
Relates to the remeasurement of the Tax Receivable Agreement liability.
(10)
Relates to the revaluation of Vivid Picks earnouts.

(11)
Relates to losses incurred in the year ended December 31, 2022 resulting from the extinguishment of the 2017 First Lien Loan.

Key Factors Affecting Our Performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities, as well as risks and challenges, including those discussed below and elsewhere in this Report, particularly in the “Risk Factors” section. The key factors discussed below impacted our 2024 results and/or are anticipated to impact our 2025 results.

Growth and Retention of Ticket Buyers, Sellers, and Partners

Our revenue growth primarily depends on acquiring and retaining customers. We strive to have ticket buyers, sellers, and partners view us as the go-to ticketing marketplace when searching for, purchasing, and selling event tickets. We differentiate ourselves from our competitors by offering an extensive breadth and depth of ticket listings at a competitive value, providing an industry-leading loyalty program, and facilitating a reliable and secure experience for ticket buyers. We acquire new ticket buyers through various marketing channels, partnerships, brand advertisements, and word-of-mouth. Performance marketing channels are highly competitive, and we must continue to be effective in these acquisition channels.

We seek to retain ticket buyers by cultivating brand awareness and affinity for our differentiated product offering. We provide an optimal customer experience, additional avenues for engagement, and outreach through customized emails, Game Center, Vivid Picks, and, most importantly, the Vivid Seats Rewards Program.

Likewise, we must preserve our longstanding relationships with ticket sellers and partners to maintain extensive ticket listing options at competitive prices. We recognize the importance of ticket seller and partner relationships in the ticketing ecosystem and offer products and services designed to support their needs.

Macroenvironment and Resulting Consumer Demand for Live Events

Consumer demand for live events is affected by discretionary consumer and corporate spending, which is impacted by, among other things, economic factors (e.g., unemployment levels, fuel prices, interest rates, and inflationary concerns) and changes in tax rates and tax laws. While demand for live events remained strong in 2024, an impact to our business is possible if economic conditions were to decline.

Ticketing Industry Competition

Our business faces significant competition from other primary and secondary ticketing service providers as it relates to the acquisition and retention of ticket buyers, sellers, and partners. Forms of competition include, but are not limited to, increased performance marketing spend, increased brand advertisement spend, pricing changes, exclusive partnerships, and new product offerings and enhancements. To combat such competitive dynamics, we continue to: (i) refine our marketing strategies to attract new customers and retain existing customers; and (ii) innovate our product offering to provide our customers with an attractive value proposition. We also face competition from other professional ticket resellers in our Resale segment.

Supply of Live Concert, Sporting, and Theater Events

The number, location, venue type, timing, and popularity of live concert, sporting, and theater events has a significant effect on our revenue and operating income. Many of the factors that affect the strength of the slate of live events are outside of our control.

Attracting and Retaining Talent

Our success depends on our ability to continue to identify, attract, hire, integrate, develop, motivate, and retain highly skilled personnel for all areas of our organization. We share the dedication to our mission to Experience It Live. Offering employees an engaging and positive work environment contributes to both their and our success. We are committed to fostering an environment that is inclusive and welcoming to diversity in backgrounds, experiences, and thoughts as a means toward achieving employee engagement, empowerment, innovation, and good decision-making.

Seasonality

Our operational and financial results can be impacted by seasonality. Typically, we experience slightly increased activity in the fourth quarter when all major sports leagues are in season, concert on-sales begin for the following year, and theater event orders increase during the holiday season. In addition, our financial results and growth rates can vary from period to period depending on, among other things:

•
The number, location, venue type, and timing of certain live concert, sporting, and theater events;
•
The popularity of and demand for certain artists, sports teams, tours, and events;
•
Artists’ decisions about when and where to perform;
•
Sports teams’ performances, and the length and team composition of playoff series and championship games;
•
Event cancellations;
•
Weather, seasonal, and other fluctuations in our operating results;
•
The timing of guaranteed payments, investments, acquisitions, and financing activities;
•
Competitive dynamics; and
•
The timing of disbursements of Accounts payable to ticket sellers and partners.

2023 Acquisitions

Vegas.com

On November 3, 2023, we acquired Vegas.com for $248.3 million, consisting of $152.8 million in cash and $95.5 million in equity (for which we issued 15.6 million shares of our Class A common stock). We financed the cash portion of the purchase price at closing with cash on hand, as well as cash balances acquired. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

Wavedash

On September 8, 2023, we acquired Wavedash for JPY 10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on such date, before considering the net effect of cash acquired. We financed the purchase price at closing with cash on hand. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

2023 Secondary Offerings

In 2023, Hoya Topco (i.e., the selling stockholder) completed the following public offerings of shares of our Class A common stock:

•
On May 22, 2023, and June 15, 2023, Hoya Topco sold 16.0 million shares and 2.4 million shares, respectively, pursuant to the full exercise of the underwriters’ option to purchase additional shares (collectively, the “June 2023 Secondary Offering”). The shares were purchased by the underwriters for $7.68 per share and were sold at a public offering price of $8.00 per share. Hoya Topco exchanged 18.4 million shares of our Class B common stock and 18.4 million Intermediate Units for the shares that it sold.
•
On December 12, 2023, Hoya Topco sold 23.6 million shares, of which 3.1 million shares were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares and 2.0 million shares were repurchased by us (collectively, the “December 2023 Secondary Offering” and, together with the June 2023 Secondary Offering, the “2023 Secondary Offerings”). The shares were purchased by the underwriters for $6.24 per share and, other than the 2.0 million shares that we repurchased, were sold at a public offering price of $6.50 per share. Hoya Topco exchanged 23.6 million shares of our Class B common stock and 23.6 million Intermediate Units for the shares that it sold.

We did not receive any proceeds from the 2023 Secondary Offerings.

Income Taxes

The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar Two”). While certain aspects of Pillar Two are effective as of January 1, 2024, other aspects of Pillar Two are not effective until January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate (i.e., Canada and Japan) have either already introduced Pillar Two or are in the process of introducing legislation to implement Pillar Two. While there were no material impacts to our consolidated financial statements for the years ended December 31, 2024, 2023, and 2022 as a result of this legislation, we will continue to assess Pillar Two going forward.

Results of Operations

A discussion of the year ended December 31, 2022 and a comparison of the years ended December 31, 2023 and 2022 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 8, 2024, which section is incorporated by reference herein.

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
Revenues	$775,586	$712,879	$62,707	9%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	201,854	182,184	19,670	11%
Marketing and selling	285,146	274,096	11,050	4%
General and administrative	202,123	159,081	43,042	27%
Depreciation and amortization	44,238	17,178	27,060	158%
Change in fair value of contingent consideration	—	(998)	998	100%
Total costs and expenses	733,361	631,541	101,820	16%
Income from operations	42,225	81,338	(39,113)	(48)%
Interest expense – net	23,172	13,505	9,667	72%
Other income – net	(3,666)	(3,109)	(557)	(18)%
Income before income taxes	22,719	70,942	(48,223)	(68)%
Income tax expense (benefit)	8,417	(42,199)	50,616	120%
Net income	14,302	113,141	(98,839)	(87)%
Net income attributable to redeemable noncontrolling interests	4,877	38,605	(33,728)	(87)%
Net income attributable to Class A common stockholders	$9,425	$74,536	$(65,111)	(87)%

Revenues

Total Revenues

The following table presents total revenues by segment for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
Marketplace revenues	$647,891	$597,388	$50,503	8%
Resale revenues	127,695	115,491	12,204	11%
Total revenues	$775,586	$712,879	$62,707	9%

Total revenues increased $62.7 million, or 9%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase, which occurred in both our Marketplace and Resale segments, resulted from an increase in the number of orders processed, which was due in part to the year ended December 31, 2024 including orders processed through Vegas.com and Wavedash for the full year, as well as by a higher Marketplace take rate, which is defined as Marketplace revenues divided by Marketplace GOV.

Marketplace Revenues

The following table presents Marketplace revenues by event category for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
Concert revenues	$283,192	$308,507	$(25,315)	(8)%
Sport revenues	202,220	199,837	2,383	1%
Theater revenues	137,715	83,273	54,442	65%
Other revenues	24,764	5,771	18,993	329%
Marketplace revenues	$647,891	$597,388	$50,503	8%

Marketplace revenues increased $50.5 million, or 8%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in both total Marketplace orders and Marketplace take rate.

Marketplace orders increased 0.7 million, or 6%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in the number of Marketplace orders processed, particularly for theater events, which was due in part to the year ended December 31, 2024 including Marketplace orders processed through Vegas.com and Wavedash for the full year.

Marketplace cancellation charges, which generally have a negative impact on Marketplace revenues, represented a $29.8 million reduction to Marketplace revenues for the year ended December 31, 2024 compared to a $20.0 million reduction to Marketplace revenues for the year ended December 31, 2023. The increase in Marketplace cancellation charges was primarily due to a higher number of Marketplace event cancellations (including certain large concert tour cancellations) and lower Marketplace revenues recognized from customer credit breakage.

The following table presents Marketplace revenues by business model for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
Owned Properties revenues	$533,086	$462,263	$70,823	15%
Private Label Offering revenues	114,805	135,125	(20,320)	(15)%
Marketplace revenues	$647,891	$597,388	$50,503	8%

The increase in Owned Properties revenues during the year ended December 31, 2024 compared to the year ended December 31, 2023 resulted from an increase in the number of Marketplace orders processed, which was due in part to the year ended December 31, 2024 including Marketplace orders processed through Vegas.com and Wavedash for the full year, as well as a higher Marketplace take rate.

The decrease in Private Label Offering revenues during the year ended December 31, 2024 compared to the year ended December 31, 2023 resulted primarily from the negative impact of decreased customer credit breakage and fewer orders processed.

In our Marketplace segment, we also earn referral fee revenues by offering event insurance to ticket buyers via a third-party insurance provider. Our referral fee revenues were $26.6 million and $29.4 million during the years ended December 31, 2024 and 2023, respectively. The decrease resulted primarily from a decline in the insurance attachment rate to Marketplace orders.

Resale Revenues

Resale revenues increased $12.2 million, or 11%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in total Resale orders.

Resale orders increased 0.1 million, or 13%, during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Resale cancellation charges, which generally have a negative impact on Resale revenues, represented a $1.7 million reduction to Resale revenues for the year ended December 31, 2024 compared to a $1.1 million reduction to Resale revenues for the year ended December 31, 2023.

Cost of Revenues

Total Cost of Revenues

The following table presents total cost of revenues by segment for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
Marketplace cost of revenues	$99,460	$94,557	$4,903	5%
Resale cost of revenues	102,394	87,627	14,767	17%
Total cost of revenues	$201,854	$182,184	$19,670	11%

Total cost of revenues increased $19.7 million, or 11%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from higher order volumes in both our Marketplace segment and our Resale segment.

Marketplace Cost of Revenues

Marketplace cost of revenues increased $4.9 million, or 5%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was not consistent with the 1% decrease in Marketplace GOV during the same period, which was primarily due to higher payment processing costs.

Resale Cost of Revenues

Resale cost of revenues increased $14.8 million, or 17%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was not consistent with the increase in Resale revenues, which increased by 11% during the same period, as certain Resale event categories had lower margins.

Marketing and Selling

Total Marketing and Selling

The following table presents total marketing and selling expenses by category for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
Online marketing and selling	$261,187	$239,335	$21,852	9%
Offline marketing and selling	23,959	34,761	(10,802)	(31)%
Total marketing and selling	$285,146	$274,096	$11,050	4%

Total marketing and selling expenses increased $11.1 million, or 4%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in online marketing. Marketing and selling expenses, which are entirely attributable to our Marketplace segment, increased relatively less than Marketplace revenues, which increased by 8% during the same period, due to a decrease in offline marketing.

Online Marketing and Selling

Online marketing and selling expenses increased $21.9 million, or 9%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in online advertising spend, specifically as it relates to performance marketing channels.

Offline Marketing and Selling

Offline marketing and selling expenses decreased $10.8 million, or 31%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease resulted primarily from a reduction in discretionary brand marketing spend.

Contribution Margin

Total Contribution Margin

The following table presets total contribution margin by segment for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
Marketplace contribution margin	$263,285	$228,735	$34,550	15%
Resale contribution margin	25,301	27,864	(2,563)	(9)%
Total contribution margin	$288,586	$256,599	$31,987	12%

Total contribution margin increased $32.0 million, or 12%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted from a higher contribution margin in our Marketplace segment.

Marketplace Contribution Margin

Marketplace contribution margin increased $34.6 million, or 15%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in the number of orders processed, which was due in part to the year ended December 31, 2024 including orders processed through Vegas.com and Wavedash for the full year, a higher take rate and lower offline marketing and selling expenses.

Resale Contribution Margin

Resale contribution margin decreased $2.6 million, or 9%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to the fact that certain Resale event categories had lower margins.

General and Administrative

Total General and Administrative

The following table presents total general and administrative expenses by expense category for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
Personnel expenses	$142,192	$110,307	$31,885	29%
Sales and indirect taxes	7,443	5,962	1,481	25%
Other expenses	52,488	42,812	9,676	23%
Total general and administrative	$202,123	$159,081	$43,042	27%

Total general and administrative expenses increased $43.0 million, or 27%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in personnel expenses, which was due in part to the year ended December 31, 2024 including employee headcount added through our acquisitions of Vegas.com and Wavedash for the full year.

Personnel

Personnel expenses increased $31.9 million, or 29%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in equity-based compensation expense, which was due in part to the repurchase, cancellation, and forfeit by Hoya Topco (using its own funds) of all of its outstanding profits interests and phantom units held by our employees on June 10, 2024. For more information, see Note 21, Equity-Based Compensation, to our consolidated financial statements included elsewhere in this Report.

Sales and Indirect Taxes

Sales and indirect taxes increased $1.5 million, or 25%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in the corresponding liability related to our obligation to remit sales and indirect taxes that have not yet been collected from customers in certain jurisdictions.

Other

Other expenses increased $9.7 million, or 23%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in computer, telecom and office-related expenses and professional services fees, which was due in part to the year ended December 31, 2024 including rent and computer, telecom, and professional expenses incurred by Vegas.com and Wavedash for the full year.

Depreciation and Amortization

Depreciation and amortization expenses increased $27.1 million, or 158%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase resulted primarily from an increase in intangible assets as a result of the 2023 Acquisitions, our investment in the Acquired Domain Name, and, to a lesser extent, an increase in capitalized development activities related to our platform.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was $1.0 million during the year ended December 31, 2023 due to the fair value remeasurement of $3.4 million of cash earnouts related to our acquisition of Vivid Picks. There was no change in fair value of contingent consideration during the year ended December 31, 2024.

Interest Expense – Net

Interest expense – net increased $9.7 million, or 72%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to a higher amount of outstanding principal debt and lower interest income earned on cash balances.

Other Income – Net

Other income – net increased $0.6 million, or 18%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to the remeasurement of the TRA liability and unrealized gains related to the fair value remeasurement of the Intermediate Warrants (as defined below).

Income Tax Expense (Benefit)

Income tax expense (benefit) increased $50.6 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to the June 30, 2023 release of our previously recorded valuation allowance on our U.S. tax attributes carryforward deferred tax assets, which produced a sizable income tax benefit for the year ended December 31, 2023.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of December 31, 2024, we had $243.5 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. For the year ended December 31, 2024, we generated positive cash flows from operating activities.

Loan Agreements

In June 2017, we entered into a $575.0 million first lien debt facility comprising a $50.0 million revolving credit facility and a $525.0 million term loan (the “2017 First Lien Loan”), and a second lien credit facility comprising a $185.0 million second lien term loan (the “2017 Second Lien Loan”). In July 2018, we amended the 2017 First Lien Loan to upsize the committed amount by $115.0 million. In October 2019, we repaid the 2017 Second Lien Loan in its entirety. The revolving credit facility component of the first lien debt facility was retired in May 2020.

On February 3, 2022, we: (i) repaid $190.7 million of the outstanding 2017 First Lien Loan; and (ii) amended the 2017 First Lien Loan to refinance the remaining balance with a $275.0 million term loan (the “2022 First Lien Loan”), add a $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027, replace the London Interbank Offered Rate (“LIBOR”)-based floating interest rate with a term secured overnight financing rate (“SOFR”)-based floating interest rate, and revise the springing financial covenant to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels.

On June 14, 2024, we amended the 2022 First Lien Loan to refinance the remaining balance with a $395.0 million term loan (the “2024 First Lien Loan”) with a maturity date of February 3, 2029 and revise the term SOFR-based floating interest rate.

On February 5, 2025, we amended the 2024 First Lien Loan to reprice all $393.0 million of the then-outstanding balance (as so repriced, the “2025 First Lien Loan”), reducing the applicable interest thereon to the SOFR-based floating interest rate described below.

The 2025 First Lien Loan requires quarterly amortization payments of $1.0 million. The Revolving Facility, which was unaffected by the refinancing of the 2022 First Lien Loan and the repricing of the 2024 First Lien Loan, does not require periodic payments. All obligations under the 2025 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the applicable guarantors’ assets. The 2025 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better).

In connection with our acquisition of Wavedash, we assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 million (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.27% per annum. On April 4, 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety.

During the year ended December 31, 2024, we issued a letter of credit that reduced the availability of the Revolving Facility by $5.0 million. As of December 31, 2024, we had the 2024 First Lien Loan outstanding and we had no outstanding borrowings under the Revolving Facility.

Share Repurchases

On May 25, 2022, our Board authorized a share repurchase program for up to $40.0 million of our Class A common stock (the “2022 Share Repurchase Program”). The 2022 Share Repurchase Program was announced on May 26, 2022 and its authorization was fully utilized during the year ended December 31, 2022 and the three months ended March 31, 2023. As of December 31, 2023 and 2022, we repurchased approximately 5.3 million shares of our Class A common stock for approximately $40.0 million and approximately 4.3 million shares of our Class A common stock for approximately $32.5 million, respectively, under the 2022 Share Repurchase Program, for which we recorded approximately $0.1 million in commissions and excise taxes.

On December 12, 2023, pursuant to the underwriting agreement for the December 2023 Secondary Offering, we repurchased 2.0 million shares of our Class A common stock from the underwriters at a price of $6.24 per share (the same price per share paid by the underwriters to Hoya Topco). See Note 17, Equity, to our consolidated financial statements included elsewhere in this Report for more information regarding the December 2023 Secondary Offering.

On February 29, 2024, our Board authorized the 2024 Share Repurchase Program for up to $100.0 million of our Class A common stock. The 2024 Share Repurchase Program was publicly announced on March 5, 2024 and does not have a fixed expiration date. As of December 31, 2024, we repurchased approximately 4.1 million shares of our Class A common stock for approximately $22.8 million under the 2024 Share Repurchase Program, for which we recorded approximately $0.1 million in commissions and excise taxes. As of December 31, 2024, approximately $77.2 million remained available for future repurchases under the 2024 Share Repurchase Program.

All of the above share repurchases were accounted for as equity transactions and are recorded in Treasury stock in the Consolidated Balance Sheets.

Distributions to Redeemable Noncontrolling Interests

Per the Intermediate LLC Agreement, Hoya Intermediate is required to make pro rata tax distributions to its members, of which $10.0 million was distributed to redeemable noncontrolling interests during the year ended December 31, 2024.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate unitholders that provides for our payment to such unitholders of 85% of the amount of any tax savings that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

In connection with the 2023 Secondary Offerings, Hoya Topco exchanged Intermediate Units and, as a result, we recorded a liability of $165.2 million, a deferred tax asset of $75.2 million related to the 2023 Secondary Offerings and projected payments under the TRA, a decrease to additional paid-in capital of $95.8 million, and a $5.8 million income tax benefit related to valuation allowance releases on the portion of the deferred tax asset associated with the basis difference in the investment in the partnership excluded from the disclosure of deferred tax asset and valuation allowance. We also recognized an income tax benefit of $14.0 million related to the release of valuation allowances at the time of the 2023 Secondary Offerings.

In 2024, the TRA liability was remeasured and reduced by $6.0 million. The decrease was primarily due to changes in the state tax rate and our existing tax basis allocations. In connection with the remeasurement of the TRA liability, during the year ended December 31, 2024, we recorded a decrease in Deferred tax assets – net of $2.8 million and recognized $6.0 million of income, which is recorded in Other income – net in the Consolidated Statements of Operations.

TRA-related liabilities are classified as current or long-term based on the expected date of payment. As of December 31, 2024, $4.0 million is due within 12 months and is recorded as a current liability in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The remaining amount is long-term and is recorded in TRA liability in the Consolidated Balance Sheets.

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of December 31, 2024, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $187.9 million. Under this scenario, we would be required to pay approximately 85% of such amount, or $159.7 million, primarily over the next 14 years.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$53,922	$147,320	$14,375
Net cash used in investing activities	(26,742)	(225,641)	(15,415)
Net cash provided by (used in) financing activities	86,079	(43,430)	(236,480)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $53.9 million for the year ended December 31, 2024 due to $14.3 million in net income, net non-cash charges of $92.6 million, and net cash outflows from a $53.0 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to decreases in Accounts payable (due to a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV) and Accrued expenses and other current liabilities (specifically accrued marketing expense) due to lower Marketplace GOV, as well as the timing of disbursements.

Net cash provided by operating activities was $147.3 million for the year ended December 31, 2023 due to $113.1 million in net income, net non-cash incomes of $2.0 million, and net cash inflows from a $36.2 million change in operating assets and liabilities. The net cash inflows from the change in operating assets and liabilities were primarily due to an increase in Accounts payable to ticket sellers due to higher Marketplace GOV.

Net cash provided by operating activities was $14.4 million for the year ended December 31, 2022 due to $70.8 million in net income, net non-cash charges of $24.4 million, and net cash outflows from an $80.8 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to decreases in Accounts payable and Accrued expenses and other current liabilities, partially offset by a decrease in Prepaid expenses and other current assets. The decreases were primarily due to sales tax liability settlements, the redemption of customer credits issued during the COVID-19 pandemic, and a decrease in amounts payable to ticket sellers as events that were postponed during the COVID-19 pandemic finally occurred.

Net Cash Used in Investing Activities

Net cash used in investing activities was $26.7 million for the year ended December 31, 2024, which was primarily related to capital spending on development activities related to our platform and capital expenditures related to our office locations in Chicago and Las Vegas.

Net cash used in investing activities was $225.6 million for the year ended December 31, 2023, which was primarily related to our acquisitions of Wavedash and Vegas.com and, to a lesser extent, capital spending on development activities related to our platform and our investment in a privately held company.

Net cash used in investing activities was $15.4 million for the year ended December 31, 2022, which was primarily related to capital spending on development activities related to our platform and capital expenditures related to our new corporate headquarters in Chicago, which we moved into in late 2022.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $86.1 million for the year ended December 31, 2024, which was primarily related to the refinancing of the 2022 First Lien Loan with the 2024 First Lien Loan on June 14, 2024.

Net cash used in financing activities was $43.4 million for the year ended December 31, 2023, which was primarily related to share repurchases and tax distributions to redeemable noncontrolling interests.

Net cash used in financing activities was $236.5 million for the year ended December 31, 2022, which was primarily related to the repayment of the 2017 First Lien Loan and share repurchases.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and valuation allowances have the greatest potential impact on our consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our consolidated financial statements.

Revenue Recognition

Revenue from our Marketplace segment primarily consists of service and delivery fees from ticketing operations, reduced by incentives provided to ticket buyers, as well as service and delivery fees from travel reservations and other marketplace transactions we facilitate. We also recognize revenue for referral fees earned on the purchase of ticket insurance by buyers from a third-party insurance provider.

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

We estimate and reserve for future cancellation charges based on historical trends, with the corresponding charge reducing revenue. This reserve, known as accrued future customer compensation, is classified within Accrued expenses and other current liabilities, with a corresponding asset for expected recoveries from ticket sellers and distribution partners recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

When an event is cancelled, ticket buyers may receive either a cash refund or credit for future purchases in our marketplace. Credits issued to buyers for cancellations are recorded as accrued customer compensation within Accrued expenses and other current liabilities on the Consolidated Balance Sheets. When a credit is redeemed, revenue is recognized for the newly placed order. Breakage income from customer credits that are not expected to be used, and are not subject to escheatment, is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. We estimate breakage based on historical usage trends for credits issued by us and available data on comparable programs. To the extent that actual usage differs materially from expected usage, that trends in usage rates differ materially from those used to establish our breakage estimate, or that the volume of credits subject to escheatment changes, revenue may be materially impacted. In 2022, 2023, and 2024, we increased our estimated breakage rates based on lower credit usage. Our recorded breakage estimates exclude credits subject to escheatment and are further constrained by our limited history of customer credits and exposure to events outside of our control.

We also offer customers the opportunity to participate in the Vivid Seats Rewards Program, through our Marketplace segment, which allows them to earn and redeem credits on Vivid Seats transactions. We defer revenue associated with these credits, which is recorded as Deferred revenue on the Consolidated Balance Sheets. The deferred amount is based on expected future usage, including the frequency with which buyers reach the threshold for reward credit conversions and the rate of credit redemptions, and is recognized as revenue when the credits are redeemed. To the extent that actual usage differs materially from expected usage, or that recent trends require a change in the estimated usage rate of unexpired credits, revenue may be materially impacted by the change.

Revenue from our Resale business primarily consists of sales of tickets to customers through online secondary ticket marketplaces. We recognize Resale revenue when an order is confirmed. We recognize Resale revenue on a gross basis because we act as a principal in these transactions.

Equity-Based Compensation

We account for restricted stock units (“RSUs”), stock options, and profits interests at their grant date fair value. We award RSUs to our employees, directors, and certain consultants. We also award stock options to certain employees and consultants. The awards are subject to the recipient’s continued service through the applicable vesting date. The grant date fair value of stock options is estimated using an option pricing model, which requires us to make assumptions and judgments about the variables used in the calculation related to the expected term, volatility, dividend yield, and risk-free interest rate. We estimate the fair value of profits interests using the Black-Scholes model, which includes assumptions related to the expected term, volatility, dividend yield, and risk-free interest rate. We account for forfeitures of outstanding, but unvested grants in the period they occur. Expense related to grants of equity-based awards is recognized as equity-based compensation in the Consolidated Statements of Operations.

Warrants

The estimated fair value of warrant liabilities is determined using the Black-Scholes model, which requires us to make assumptions and judgments about the variables used in the calculation related to the expected term, volatility, dividend yield, and risk-free interest rate. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Consolidated Statements of Operations.

Recoverability of Goodwill, Indefinite-Lived Intangible Assets, and Long-Lived Assets

Goodwill – Net

We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our goodwill and indefinite-lived intangible assets are held in our Marketplace segment, which contains two reporting units.

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

When reviewing goodwill for impairment, we begin by performing a qualitative assessment, which includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance, and other events, including changes in our management. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative assessment. Depending upon the results of that assessment, the recorded goodwill may be written down, and impairment expense is recorded in the Consolidated Statements of Operations when the carrying value of the reporting unit exceeds its fair value.

As part of our annual impairment testing, we performed a quantitative assessment of our goodwill and determined that the fair value of our reporting units was greater than or equal to their respective carrying values on the measurement date of October 31, 2024. As a result, there was no impairment to our goodwill during the year ended December 31, 2024.

Indefinite-Lived Intangible Assets

Similar to goodwill, our indefinite-lived intangible assets are not subject to amortization and are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.

As part of our annual impairment testing, we performed a quantitative assessment of our indefinite-lived intangible assets on the measurement date of October 31, 2024. During this assessment, we did not identify any events or changes in circumstances that would indicate the carrying value of our indefinite-lived intangible assets may not be recoverable. As a result, there was no impairment to our indefinite-lived intangible assets during the year ended December 31, 2024.

Each reporting period, we perform an evaluation of the remaining useful life of our indefinite-lived intangible assets to determine whether events and circumstances continue to support an indefinite life. As a result of this evaluation, we consider the indefinite useful life of our trademarks to be appropriate for the year ended December 31, 2024.

Long-Lived Assets – Net

Our definite-lived intangible assets consist of the following:

•
Supplier relationships;
•
Customer relationships;
•
Acquired developed technology;
•
Capitalized development costs;
•
Capitalized development costs – work in progress; and
•
Domain names.

Our other long-lived assets consist of the following:

•
Property and equipment – net;
•
Right-of-use assets – net; and
•
Personal seat licenses.

We assess our definite-lived intangible assets and other long-lived assets (collectively, our “long-lived assets”) for impairment periodically to determine whether events or changes in circumstances indicate that the carrying amounts of an asset or asset group may not be recoverable. We classify our long-lived assets as a single asset group.

Each reporting period, we perform an evaluation of the remaining useful life of our long-lived assets to determine whether events and circumstances continue to support the established useful life of each applicable long-lived asset. As a result of this evaluation, we consider the useful life of our long-lived assets to be appropriate for the year ended December 31, 2024.

Tax Valuation Allowance

We recognize deferred tax assets for the expected future benefit from certain net operating losses, tax credits, basis differences from our investment in an operating partnership, and other similar items. To the extent we believe all or a portion of these assets are not more likely than not to be realized, we record a valuation allowance against the deferred tax asset’s value.

In determining the realizability of our deferred tax assets, we consider all available positive and negative evidence, including historical taxable income or loss amounts, projected future taxable income, anticipated reversals of temporary book/tax differences, tax planning strategies, and recent results of operations. This assessment requires us to make judgments that rely heavily on future projections and assumptions that are inherently uncertain. In addition, we must make determinations about the relative weighting of certain positive and negative evidence to arrive at a conclusion regarding the need for a valuation allowance. To the extent actual results of operations, or actual taxable income or loss, differs materially from our assumptions, we would need to modify the valuation allowance with a corresponding adjustment to net income or net loss.

Because Hoya Intermediate is a limited liability company taxed as a partnership, any taxable income it generates is included in the taxable income of its members, including Vivid Seats Inc. As a result of the current tax structure, we have a significant deferred tax asset resulting from an outside basis difference in the investment in Hoya Intermediate. The realizability of this deferred tax asset is dependent upon whether the tax basis is expected to be recovered through ordinary business operations and would therefore not result in a capital loss. In general, the realizability of our deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. We make judgments and rely on future projections of income, which are inherently uncertain, in determining the realizability of the deferred tax assets.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Report for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

JOBS Act Accounting Election

Section 107 of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to do so. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs, but that any such election is irrevocable. We have elected not to opt out of the extended transition period, which means that when a new or revised financial accounting standard has different application dates for public and private companies, we are permitted to adopt such standard at the same time as private companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss in future earnings, fair values, or cash flows of market risk sensitive instruments resulting from adverse changes in interest rates, foreign currency exchange rates, and market prices.

Interest Rate Risk

Our primary market risk is the interest rate risk associated with our long-term debt (including the 2025 First Lien Loan, which bears a floating interest rate based on market rates plus an applicable spread). We manage our exposure to this risk through established policies and procedures aimed at mitigating the potential effect of adverse interest rate changes. However, we will be susceptible to interest rate fluctuations if we do not effectively hedge the interest rate exposure arising from our floating-rate debt, which may adversely impact our financial results. A hypothetical 1% change in interest rates, assuming rates are above our applicable interest rate floor, would have impacted Interest expense – net in the Consolidated Statements of Operations by $3.4 million for the year ended December 31, 2024 (based on amounts outstanding during 2024 under the 2024 First Lien Loan).

Foreign Currency Exchange Risk

While our reporting currency is the U.S. dollar, certain of our international subsidiaries’ functional currency is their local currency. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of adverse fluctuations in foreign currency exchange rates against the U.S. dollar, which may adversely impact our financial results.

We are also exposed to foreign currency exchange rate fluctuations as we translate our foreign subsidiaries’ financial statements into U.S. dollars in consolidation. Due to foreign currency exchange rate fluctuations resulting from the macroeconomic environment, we may experience negative impacts on the translation adjustments resulting from the conversion of our foreign subsidiaries’ financial statements into U.S. dollars, as well as the revaluation adjustments on U.S. dollar denominated intercompany loans. While we have not entered into derivative or hedging transactions, we may do so in the future. During the year ended December 31, 2024, our unrealized foreign currency loss recorded in Other income – net in the Consolidated Statements of Operations was approximately $4.1 million. As of December 31, 2024, a hypothetical 10% change in exchange rates applicable to our business would have impacted our foreign currency translation adjustment by $2.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Vivid Seats Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivid Seats Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 12, 2025

We have served as the Company’s auditor since 2021.

VIVID SEATS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$243,482	$125,484
Restricted cash	1,166	6,950
Accounts receivable – net	48,315	58,481
Inventory – net	19,601	21,018
Prepaid expenses and other current assets	32,607	34,061
Total current assets	345,171	245,994
Property and equipment – net	12,567	10,156
Right-of-use assets – net	12,008	9,826
Intangible assets – net	233,116	241,155
Goodwill – net	943,119	947,359
Deferred tax assets – net	77,967	85,564
Investments	6,929	6,993
Other assets	5,219	3,052
Total assets	$1,636,096	$1,550,099
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Accounts payable	$232,984	$257,514
Accrued expenses and other current liabilities	165,047	191,642
Deferred revenue	23,804	34,674
Current maturities of long-term debt	3,950	3,933
Total current liabilities	425,785	487,763
Long-term debt – net	384,960	264,632
Long-term lease liabilities	18,731	16,215
TRA liability	155,720	165,699
Other liabilities	36,865	29,031
Total liabilities	1,022,061	963,340
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	352,922	481,742
Shareholders' equity:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 143,819,497 and 141,167,311 shares issued and outstanding at December 31, 2024 and 2023, respectively	14	14
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 76,225,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	8	8
Additional paid-in capital	1,267,710	1,096,430
Treasury stock, at cost, 11,433,749 and 7,291,497 shares at December 31, 2024 and 2023, respectively	(75,568)	(52,586)
Accumulated deficit	(930,171)	(939,596)
Accumulated other comprehensive income (loss)	(880)	747
Total shareholders' equity	261,113	105,017
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$1,636,096	$1,550,099

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years Ended December 31,
	2024	2023	2022
Revenues	$775,586	$712,879	$600,274
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	201,854	182,184	140,508
Marketing and selling	285,146	274,096	248,375
General and administrative	202,123	159,081	127,619
Depreciation and amortization	44,238	17,178	7,732
Change in fair value of contingent consideration	—	(998)	(2,065)
Total costs and expenses	733,361	631,541	522,169
Income from operations	42,225	81,338	78,105
Interest expense – net	23,172	13,505	12,858
Other income – net	(3,666)	(3,109)	(8,227)
Loss on extinguishment of debt	—	—	4,285
Income before income taxes	22,719	70,942	69,189
Income tax expense (benefit)	8,417	(42,199)	(1,590)
Net income	14,302	113,141	70,779
Net income attributable to redeemable noncontrolling interests	4,877	38,605	42,117
Net income attributable to Class A common stockholders	$9,425	$74,536	$28,662
Net income per Class A common stock:
Basic	$0.07	$0.80	$0.36
Diluted	$0.06	$0.26	$0.36
Weighted average Class A common stock outstanding:
Basic	132,330,914	92,678,514	80,257,247
Diluted	209,142,627	198,877,441	198,744,381

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$14,302	$113,141	$70,779
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,672)	1,152	—
Unrealized gain on Note	119	196	—
Total other comprehensive income (loss)	(2,553)	1,348	—
Comprehensive income	11,749	114,489	70,779
Net income attributable to redeemable noncontrolling interests	4,877	38,605	42,117
Other comprehensive income (loss) attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	(970)	511	—
Unrealized gain on Note attributable to redeemable noncontrolling interests	44	90	—
Total other comprehensive income (loss) attributable to redeemable noncontrolling interests	(926)	601	—
Comprehensive income attributable to Class A common stockholders	$7,798	$75,283	$28,662

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)
Balances at January 1, 2022	$1,286,016	79,091,871	$8	118,200,000	$12	$182,091	—	$—	$(1,042,794)	$—	$(860,683)
Net income	42,117	—	—	—	—	—	—	—	28,662	—	28,662
Issuances of Class A common stock	—	591,118	—	—	—	—	—	—	—	—	—
Deemed contributions from former parent	2,687	—	—	—	—	1,824	—	—	—	—	1,824
Equity-based compensation	—	—	—	—	—	14,621	—	—	—	—	14,621
Repurchases of Class A common stock	—	—	—	—	—	—	(4,342,477)	(32,494)	—	—	(32,494)
Tax distributions to redeemable noncontrolling interests	(5,245)	—	—	—	—	—	—	—	—	—	—
Reclassification of contingent consideration	—	—	—	—	—	2,657	—	—	—	—	2,657
Increase in Class A common stock outstanding following warrant exchange	—	2,727,785	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests	(462,715)	—	—	—	—	462,715	—	—	—	—	462,715
Balances at December 31, 2022	862,860	82,410,774	8	118,200,000	12	663,908	(4,342,477)	(32,494)	(1,014,132)	—	(382,698)
Net income	38,605	—	—	—	—	—	—	—	74,536	—	74,536
Issuances of Class A common stock	—	1,228,279	—	—	—	—	—	—	—	—	—
Deemed contributions from former parent	1,898	—	—	—	—	1,598	—	—	—	—	1,598
Equity-based compensation	—	—	—	—	—	24,546	—	—	—	—	24,546
Repurchases of Class A common stock	—	—	—	—	—	—	(2,949,020)	(20,092)	—	—	(20,092)
Tax distributions to redeemable noncontrolling interests	(14,304)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	601	—	—	—	—	—	—	—	—	747	747
2023 Secondary Offerings	(307,732)	41,975,000	4	(41,975,000)	(4)	307,732	—	—	—	—	307,732
Establishment of liabilities under TRA, net of tax and other tax impact of 2023 Secondary Offerings (Note 20)	—	—	—	—	—	(95,849)	—	—	—	—	(95,849)
Issuance of Class A common stock related to acquisition	—	15,553,258	2	—	—	95,495	—	—	—	—	95,497
Termination of Option Contingent Warrants	1,094	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests, net of tax impacts	(101,280)	—	—	—	—	99,000	—	—	—	—	99,000
Balances at December 31, 2023	481,742	141,167,311	14	76,225,000	8	1,096,430	(7,291,497)	(52,586)	(939,596)	747	105,017
Net income	4,877	—	—	—	—	—	—	—	9,425	—	9,425
Issuances of Class A common stock	—	2,859,871	—	—	—	—	—	—	—	—	—
Deemed contributions from former parent	3,512	—	—	—	—	6,073	—	—	—	—	6,073
Equity-based compensation	—	—	—	—	—	41,604	—	—	—	—	41,604
Repurchases of Class A common stock, net of tax impacts	—	—	—	—	—	(1,952)	(4,142,252)	(22,982)	—	—	(24,934)
Tax distributions to redeemable noncontrolling interests	(10,014)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(926)	—	—	—	—	—	—	—	—	(1,627)	(1,627)
Net settlement of equity incentive awards	—	(207,685)	—	—	—	(714)	—	—	—	—	(714)
Subsequent remeasurement of redeemable noncontrolling interests	(126,269)	—	—	—	—	126,269	—	—	—	—	126,269
Balances at December 31, 2024	$352,922	143,819,497	$14	76,225,000	$8	$1,267,710	(11,433,749)	$(75,568)	$(930,171)	$(880)	$261,113

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$14,302	$113,141	$70,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,238	17,178	7,732
Amortization of leases	1,697	818	2,170
Amortization of deferred financing costs	988	924	1,052
Equity-based compensation	50,429	27,614	19,053
Change in fair value of warrants	(4,044)	(971)	(8,227)
Loss on asset disposals	277	685	369
Change in fair value of derivative asset	800	(536)	—
Deferred income tax expense (benefit)	1,246	(44,859)	—
Non-cash interest income – net	(890)	(261)	—
Unrealized foreign currency loss (gain)	4,056	(2,177)	—
Adjustment of liabilities under TRA	(6,166)	574	—
Change in fair value of contingent consideration	—	(998)	(2,065)
Loss on extinguishment of debt	—	—	4,285
Changes in operating assets and liabilities:
Accounts receivable – net	9,776	(17,129)	(329)
Inventory – net	1,413	(8,184)	(1,010)
Prepaid expenses and other current assets	1,161	(1,176)	42,894
Accounts payable	(23,691)	53,817	(30,779)
Accrued expenses and other current liabilities	(30,164)	1,336	(94,415)
Deferred revenue	(10,870)	827	6,844
Long-term lease liabilities	(994)	—	—
Other assets and liabilities – net	358	6,697	(3,978)
Net cash provided by operating activities	53,922	147,320	14,375
Cash flows from investing activities
Purchases of property and equipment	(4,227)	(895)	(3,558)
Purchases of personal seat licenses	(737)	(542)	(165)
Investments in developed technology	(19,014)	(11,339)	(11,684)
Purchases of seat images	(347)	—	—
Disbursement of 2024 Sponsorship Loan	(2,000)	—	—
Payments of Acquired Domain Name Obligation	(417)	—	—
Transfer of cash consideration during Acquisitions, net of cash acquired	—	(206,865)	(8)
Investment in Note and Warrant	—	(6,000)	—
Net cash used in investing activities	(26,742)	(225,641)	(15,415)
Cash flows from financing activities
Payments of 2017 Term Loans	—	—	(465,712)
Proceeds from 2022 First Lien Loan	—	—	275,000
Payments of 2022 First Lien Loan	(689)	(2,750)	(2,062)
Repurchases of Class A common stock	(22,982)	(20,092)	(32,494)
Tax distributions to redeemable noncontrolling interests	(10,014)	(14,304)	(5,245)
Payments of Shoko Chukin Bank Loan	(2,655)	(279)	—
Payments of deferred financing costs and other debt-related expenses	(315)	—	(4,856)
Proceeds from 2024 First Lien Loan	125,500	—	—
Payments of 2024 First Lien Loan	(1,975)	—	—
Payments of taxes related to net settlement of equity incentive awards	(714)	—	—
Payment of liabilities under TRA	(77)	—	—
Cash paid for milestone payments	—	(6,005)	(1,111)
Net cash provided by (used in) financing activities	86,079	(43,430)	(236,480)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,045)	1,895	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	112,214	(119,856)	(237,520)
Cash, cash equivalents, and restricted cash – beginning of period	132,434	252,290	489,810
Cash, cash equivalents, and restricted cash – end of period	$244,648	$132,434	$252,290

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental disclosures of cash flow information
Cash paid for interest	$19,498	$19,330	$14,794
Cash paid for income taxes	$5,469	$4,021	$—
Cash paid for operating lease liabilities	$3,377	$1,165	$3,113
Supplemental disclosures of non-cash investing and financing activities
Equity-based compensation expense related to capitalized development costs	$766	$428	$79
Right-of-use assets obtained in exchange for operating lease liabilities	$4,663	$—	$3,406
Property and equipment obtained through tenant improvement allowance	$651	$—	$6,472
Domain obtained through Acquired Domain Name Obligation	$17,348	$—	$—
Reduction of deferred tax assets under the repurchases of Class A common stock, net of tax impacts	$1,952	$—	$—
Transfer of non-cash consideration during Vegas.com Acquisition	$—	$95,497	$—
Establishment of liabilities under TRA	$—	$165,202	$—
Establishment of deferred tax assets under 2023 Secondary Offerings and other equity transactions	$—	$67,073	$—

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

1. Background and Basis of Presentation

Vivid Seats Inc. (“VSI”) and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC, and Vivid Seats LLC (collectively, the “Company,” “us,” “we,” and “our”), provide an online ticket marketplace that enables ticket buyers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages in the United States, Canada, and Japan. In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners within our online ticket marketplace, while enabling ticket sellers and partners to seamlessly manage their operations. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own.

We have prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

VSI was incorporated in Delaware on March 29, 2021 as a wholly owned subsidiary of Hoya Intermediate for the purpose of completing the transactions (collectively, the “Merger Transaction”) contemplated by the transaction agreement, dated April 21, 2021, among VSI, Horizon Acquisition Corporation, a publicly traded special purpose acquisition company (“Horizon”), Hoya Intermediate, Horizon Sponsor, LLC (“Horizon Sponsor”), and Hoya Topco, LLC (“Hoya Topco”).

The Merger Transaction and PIPE Financing

The Merger Transaction, which was consummated on October 18, 2021, was accounted for as a reverse recapitalization, with Hoya Intermediate treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of Hoya Intermediate’s financial statements with the net assets of Hoya Intermediate stated at historical cost.

In connection with the Merger Transaction, we:

•
issued 29,431,260 shares of Class A common stock to former shareholders of Horizon, whereby $293.2 million in cash and cash equivalents (after the payment of $18.7 million in transaction costs incurred by Horizon) of Horizon became available to VSI, and subsequently paid an additional $15.5 million in transaction costs incurred by Horizon using such cash and cash equivalents;
•
issued 118,200,000 shares of Class B common stock and warrants to purchase 6,000,000 shares of Class B common stock at an exercise price of $0.001 per share, which are only exercisable upon the exercise of a corresponding Intermediate Warrant (as defined below), to Hoya Topco in exchange for its outstanding Intermediate Units (as defined below);
•
issued to certain investors, including Horizon Sponsor, 47,517,173 shares of Class A common stock in exchange for $475.2 million in aggregate consideration, pursuant to a private investment in public equity (the “PIPE Financing”);
•
used the proceeds from the transactions described above to pay (i) $482.4 million towards our outstanding debt, (ii) $236.0 million to facilitate the redemption of preferred units of Hoya Intermediate and (iii) $54.3 million for transaction fees incurred in connection with the Merger Transaction;
•
issued to Horizon Sponsor (i) 50,000 shares of Class A common stock, (ii) warrants to purchase 17,000,000 shares of Class A common stock at an exercise price of $10.00 per share (the “$10 Exercise Warrants”), (iii) warrants to purchase 17,000,000 shares of Class A common stock at an exercise of $15.00 per share (the “$15 Exercise Warrants” and, together with the $10 Exercise Warrants, the “Exercise Warrants”), and (iv) warrants to purchase 6,519,791 shares of Class A common stock at an exercise price of $11.50 per share (the “Private Warrants”); and

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

•
issued to former warrant holders of Horizon (including Horizon Sponsor) warrants to purchase 18,132,776 shares of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”).

In connection with the Merger Transaction, Hoya Intermediate issued to Hoya Topco warrants to purchase 3,000,000 common units of Hoya Intermediate (“Intermediate Units”) at an exercise price of $10.00 per unit (the “$10 Intermediate Warrants“) and warrants to purchase 3,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Intermediate Warrants“ and, together with the $10 Intermediate Warrants, the “Intermediate Warrants”). A portion of the Intermediate Warrants, consisting of 1,000,000 $10 Intermediate Warrants and 1,000,000 $15 Intermediate Warrants (together, the “Option Contingent Warrants”), were issued in tandem with stock options we issued to members of our management team and would only become exercisable by Hoya Topco if such a stock option was forfeited or expired unexercised. On December 7, 2023, Hoya Topco voluntarily terminated all of the Option Contingent Warrants.

Immediately following the Merger Transaction, the legacy unitholders of Hoya Intermediate owned a controlling interest in VSI through their ownership of Class B common stock.

The numbers of outstanding warrants, units and shares have changed subsequent to the transactions described above. For additional details regarding the issuance of warrants in connection with the Merger Transaction, as well as amounts outstanding on December 31, 2024, see Note 15, Financial Instruments.

2. Summary of Significant Accounting Policies

Use of Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include: the accrual for future customer compensation and the related recovery of our future customer compensation asset; breakage rates related to customer credits; usage assumptions for our rewards loyalty program (the “Vivid Seats Rewards Program”); inventory valuation; valuation of equity-based compensation; valuation of certain financial instruments; valuation of acquired intangible assets and goodwill; valuation of earnouts issued in connection with our acquisitions of Betcha Sports, Inc. (“Betcha,” which we rebranded as “Vivid Picks”); useful life of definite-lived intangible assets and other long-lived assets; recoverability of goodwill, indefinite-lived intangible assets, definite-lived intangible assets and long-lived assets; income taxes and valuation allowances.

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

Cash and cash equivalents held in bank accounts may exceed the Federal Deposit Insurance Corporation insurance limits. To reduce credit risk, we monitor the credit standing of the financial institutions that hold our cash and cash equivalents. However, balances could be impacted in the future if the underlying financial institutions fail. As of December 31, 2024 and 2023, we have not experienced any loss or lack of access to our cash and cash equivalents.

Restricted Cash

Restricted cash includes cash and cash equivalents that are restricted through legal contracts or regulations, including funds reserved for Vivid Picks users, and letters of credit required by certain vendors.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of foreign operations are translated at the weighted average rate of exchange during the applicable period. The resulting cumulative foreign currency translation adjustment is recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) within Shareholders' equity. Unrealized foreign currency gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in Other income – net in the Consolidated Statements of Operations in the period in which they occur.

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

Accounts Receivable – Net

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

Inventory – Net

Inventory consists primarily of tickets to live events purchased by our Resale segment. All inventory is valued at the lower of cost or net realizable value, determined by the specific identification method. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand. During the years ended December 31, 2024, 2023, and 2022, we incurred inventory write-downs of $7.0 million, $4.7 million, and $5.0 million, respectively, which are recorded in Cost of revenues in the Consolidated Statements of Operations.

Property and Equipment – Net

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Leases

We determine if an arrangement is or contains a lease at inception and classify each lease as operating or financing. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and rent expense for these short-term leases is recorded in General and administrative expenses in the Consolidated Statements of Operations on a straight-line basis over the lease term. We have applied the practical expedient which allows us to not separate lease and non-lease components for all leases.

Goodwill – Net and Intangible Assets – Net

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Intangible assets other than goodwill primarily consists of customer and supplier relationships, acquired developed technology, capitalized development costs, and trademarks.

We evaluate goodwill and our indefinite-lived intangible assets for impairment annually on October 31 or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We have the option to assess goodwill and our indefinite-lived intangible assets for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit or the indefinite-lived intangible assets is less than its carrying value. If it is determined that the reporting unit’s or the indefinite-lived intangible assets’ fair value is more-likely-than-not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s or the indefinite-lived intangible assets’ fair value. If the fair value of the reporting unit or the indefinite-lived intangible assets is in excess of its carrying value, the related goodwill or the indefinite-lived intangible assets are not impaired. If the fair value of the reporting unit is less than the carrying value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. If the fair value of the indefinite-lived intangible assets is less than the carrying value, we recognize an impairment equal to the difference. No impairment triggering events to our goodwill and indefinite-lived intangible assets were identified during the years ended December 31, 2024, 2023, and 2022.

We review our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If circumstances require a definite-lived intangible asset or its asset group to be held and used be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset or asset group to the corresponding carrying amount. If the carrying amount of the definite-lived intangible asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds fair value. No impairment triggering events to our definite-lived intangible assets were identified during the years ended December 31, 2024, 2023, and 2022.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated period of benefit, over the following estimated useful lives:

Asset Class	Estimated Useful Life
Supplier relationships	4-5 years
Customer relationships	2-5 years
Acquired developed technology	3-5 years
Capitalized development costs	3 years
Acquired domain name	15 years
Seat images	3 years

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Capitalized Development Costs and Cloud Computing Arrangements Implementation Costs

We incur costs related to internal-use software and website development. Costs incurred in both the preliminary project and post-implementation stages of development are expensed as incurred. Qualifying development costs, including those incurred for upgrades and enhancements that result in additional functionality to existing software, are capitalized. Capitalized development costs are recorded in Intangible assets – net in the Consolidated Balance Sheets and are amortized using the straight-line method over the three-year useful life of the applicable software. The accompanying amortization is recorded in Depreciation and amortization in the Consolidated Statements of Operations.

Accounts Payable

Accounts payable primarily consists of amounts due to ticket sellers across our platform. These amounts are recorded at the time the Marketplace orders are confirmed and are payable following the event, or as otherwise agreed upon.

Accrued Customer Credits

We may issue credits to customers for cancelled events or travel services that can be applied to future purchases on our marketplace. The amount recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets represents the balance of credits issued to these customers. Breakage income from customer credits that are not expected to be used, and are not subject to escheatment, is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. We estimate breakage based on historical usage trends for credits issued by us and available data on comparable programs. These estimates could be impacted by changes in credit usage rates, or in the determination of which credits are subject to escheatment, the effects of which could be material to our consolidated financial statements. When customer credits are used to make a purchase, revenue is recognized for the new transaction.

Accrued Future Customer Compensation

Provisions for accrued future customer compensation are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and represent compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. The expected recoveries of these obligations are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These provisions, which are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations, are recognized as a component of Revenues in the Consolidated Statements of Operations. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material to our consolidated financial statements.

Income Taxes

Hoya Intermediate is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hoya Intermediate’s taxable income was passed through to and included in the taxable income of its members, including VSI, for periods following the Merger Transaction.

Following the Merger Transaction, our legal parent entity is VSI. We are subject to income taxes at the U.S. federal, state, and local levels for income tax purposes, including with respect to our allocable share of any taxable income of Hoya Intermediate. Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than not that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of our future taxable income.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We recognize interest and penalties related to underpayment of income taxes in Income tax expense (benefit) in the Consolidated Statements of Operations. To date, the interest or penalties incurred related to income taxes have not been material.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate unitholders that provides for our payment to such unitholders of 85% of the amount of any tax savings that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

Long-Term Debt – Net

Long-term debt is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Deferred borrowing costs and discounts are amortized over the terms of the respective borrowings using the effective interest method and are recorded in Interest expense – net in the Consolidated Statements of Operations. Upon the repayment of our term debt in 2022, we expensed all applicable prepayment penalties and wrote-off all unamortized borrowing costs and discounts, both of which are recorded in Loss on extinguishment of debt in the Consolidated Statements of Operations.

Fair Value Measurements

We measure certain assets and liabilities at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 — Measurements that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 — Measurements that include other inputs that are directly or indirectly observable in the marketplace.
•
Level 3 — Measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. These fair value measurements require significant judgment.

Our assets and liabilities measured at fair value on a recurring basis are presented in Note 11, Investments, Note 13, Long-Term Debt – Net, and Note 15, Financial Instruments. Our non-financial assets, such as Goodwill – Net, Intangible assets – Net, and various long-lived assets, which are measured at fair value on a nonrecurring basis, utilizing Level 3 inputs, are presented in Note 10, Goodwill – Net and Intangible Assets – Net. Other financial instruments, including Accounts receivable – Net and Accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments. We did not have any transfers of financial instruments between valuation levels during the years ended December 31, 2024, 2023, and 2022.

Warrants

In connection with the Merger Transaction, we issued several types of warrants. We separately evaluate the terms for each of these outstanding warrants in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC Topic 815, Derivatives and Hedging (“ASC 815”), to determine the appropriate classification and accounting treatment. The Public Warrants, the Private Warrants and the Exercise Warrants meet the criteria to be

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

classified as equity instruments. Because the Intermediate Warrants are exercisable for Intermediate Units, which allow for a potential cash redemption at the discretion of the unitholder, they are recorded in Other liabilities in the Consolidated Balance Sheets. The warrant liability is subject to a fair value remeasurement each period with an offsetting adjustment recorded in Other income – net in the Consolidated Statements of Operations.

Redeemable Noncontrolling Interests

VSI holds a 63.4% interest in Hoya Intermediate, with the remainder held by Hoya Topco. Hoya Topco’s interest in Hoya Intermediate represents a redeemable noncontrolling interest. At its discretion, Hoya Topco has the right to exchange its Intermediate Units for shares of Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption. See Note 16, Redeemable Noncontrolling Interests, for additional detail on Hoya Topco’s right to exchange its Intermediate Units.

As the redeemable noncontrolling interests are redeemable upon the occurrence of an event that is not solely within our control, we classify them as temporary equity. Our redeemable noncontrolling interests were initially measured at Hoya Topco’s share in the net assets of Hoya Intermediate upon consummation of the Merger Transaction. Subsequent remeasurements of our redeemable noncontrolling interests are recorded as a deemed dividend each reporting period, which reduces Retained earnings, if any, or Additional paid-in capital in the Consolidated Balance Sheets. Remeasurements of our redeemable noncontrolling interests are based on the fair value of the Class A common stock.

Equity-Based Compensation

We account for restricted stock units (“RSUs”) and stock options at their grant date fair value. We award RSUs to our employees, directors, and certain consultants. We award stock options to certain of our employees and consultants. We account for forfeitures of outstanding but unvested grants in the period they occur. The awards are subject to the recipient’s continued service through the applicable vesting date. The grant-date fair value of stock options is estimated using an option pricing model, which requires us to make assumptions and judgments about the variables used in the calculation, related to the expected term, volatility of our common stock, risk-free interest rate, and dividend yield. Expenses related to grants of equity-based awards are recognized as equity-based compensation and are recorded in General and administrative expenses in the Consolidated Statements of Operations.

Prior to the Merger Transaction, certain members of management received profits interests in Hoya Topco and phantom units in a cash bonus pool funded by Hoya Topco. Under ASC 480 and ASC Topic 718, Compensation – Stock Compensation, the grants of profits interests meet the criteria to be recognized as equity-classified awards, whereas the grants of phantom units meet the criteria to be recognized as liability-classified awards.

For the profits interests and phantom units, we used a market-based approach to determine the total equity value of Hoya Topco and allocated the resulting value between share classes using the Black-Scholes model to determine the grant date fair value of employee grants. The exercise prices used are based on various scenarios considering the waterfall payout structure of the units that exists at the Hoya Topco level. For phantom units with service and performance conditions, we recognize a liability for the fair value of the outstanding units only when we conclude it is probable that the performance condition will be achieved.

On June 10, 2024, the Board of Managers of Hoya Topco (the “Hoya Topco Board”) approved the redemption, repurchase and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding profits interests held by our employees (including the Class B-1, Class D, and Class E Units discussed elsewhere in this Annual Report on Form 10-K). Accordingly, we recognized equity-based compensation expense related to the profits interests of $4.6 million for the year ended December 31, 2024. See Note 21, Equity-Based Compensation, for more detail.

On June 10, 2024, the Hoya Topco Board also approved the repurchase and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding phantom units held by our employees. The phantom units held service and performance conditions, requiring us to recognize a liability for the fair value the outstanding phantom units only when we conclude it is probable that the performance conditions will be achieved. Accordingly, we recognized

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

equity-based compensation expense related to the phantom units of $5.0 million for the year ended December 31, 2024. There was no equity-based compensation expense previously recognized related to the phantom units.

Hoya Topco had no outstanding profits interests or phantom units held by our employees, and we had no unrecognized equity-based compensation expense related thereto, as of December 31, 2024.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606“). We report revenue on a gross or net basis based on our assessment of whether we are acting as a principal or agent in the transaction. Revenue is reported net of sales taxes. The timing of revenue recognition, and the determination of whether we are acting as a principal or an agent in a transaction, is based on the evaluation of control over the asset being transferred.

Marketplace Segment

We act as an intermediary between buyers, sellers, and partners in our online platform. Revenue primarily consists of service and delivery fees and is reduced by incentives provided to buyers.

Our performance obligation for marketplace transactions is facilitating the transaction between buyers, sellers, and partners. For live event tickets, our performance obligation is satisfied at the time the order is confirmed, as control of the ticket, and the related rights of ownership, transfer to the buyer at that time. For hotels and tours, our performance obligation is satisfied at the time of check-in, as the buyer is unable to control the asset until that point. In all of these transactions, we act as an agent as we do not control the asset prior to facilitating the transfer to the buyer.

Payment from the ticket buyer is generally due at the time of sale. Our sales terms generally provide that we will compensate the ticket buyer for the total amount of the purchase if an event is cancelled, the ticket is invalid or the ticket is delivered after the promised time. In certain circumstances for travel reservations, we may allow buyers to initiate returns or cancel. We have determined this is considered a stand-ready obligation to provide a return that is not a separate performance obligation, but is an element of variable consideration, which results in a reduction to revenue. The revenue reversal is reflected within Accrued expenses and other current liabilities in the Consolidated Balance Sheets when the buyer has yet to be compensated. We estimate the customer compensation liability, and corresponding charge against revenue, using the expected value method, which best predicts customer compensation for future cancellations. To the extent we estimate that a portion of the refund is recoverable from ticket sellers or partners, we record the recovery as revenue to align with the net presentation of the original transaction. In extreme circumstances, such as the COVID-related shutdowns during 2020, the timing of event cancellations vs. new sales transactions can result in customer compensation costs exceeding current period sales resulting in negative Marketplace revenue for that period.

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Resale Segment

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

Deferred Revenue

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. The majority of unsatisfied performance obligations are related to the Vivid Seats Rewards Program, which allows enrolled Vivid Seats ticket buyers to earn stamps for each ticket purchased. These buyers can convert those stamps into credits upon reaching certain thresholds and then redeem those credits on future transactions. The credits earned in the program represent a material right to the ticket buyer and constitute an additional performance obligation for us. As such, we defer revenue based on expected future usage and recognize the Deferred revenue as credits are redeemed.

Deferred revenue also consists of service fees on hotel and tour transactions where check-in has not yet occurred. In addition, revenue from sales of contingent events, such as postseason sporting events, is initially recorded as Deferred revenue in the Consolidated Balance Sheets and is recognized when the contingency is resolved.

Sales and Indirect Taxes

Sales and indirect taxes are imposed by country, state, county, and city governmental authorities. In most jurisdictions, we collect sales and indirect taxes from ticket buyers in our Marketplace segment where required and remit to the appropriate governmental agency. For these jurisdictions where we collect and remit taxes, they are recorded as a liability until remitted and there is no impact on the Consolidated Statements of Operations as revenues are recorded net of sales taxes. We also remit sales and indirect taxes on certain Resale segment transactions. Sales and indirect taxes that are recorded in General and administrative expenses in the Consolidated Statements of Operations represent estimated liabilities for jurisdictions for which we are not yet collecting and remitting taxes.

Advertising Costs

We utilize various forms of advertising, including paid search, brand partnerships, e-mail marketing and other forms of media. Advertising costs, which are expensed as incurred and recorded in Marketing and selling expenses in the Consolidated Statements of Operations, were $284.7 million, $273.5 million, and $247.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Shipping and Handling

Shipping and handling charges to customers are included in Revenues in the Consolidated Statements of Operations. Shipping and handling costs incurred by us are treated as fulfillment activities, and as such are included in Cost of revenues in the Consolidated Statements of Operations. These costs are accrued upon the recognition of revenue.

Recent Accounting Pronouncements

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we are provided the option to comply with new or revised accounting guidance within the same time periods as those applicable to either public or non-public companies, including early adoption when permissible. The following provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Issued Accounting Standards Adopted

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as modified in January 2021. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The new guidance provides optional expedients and exceptions for applying U.S GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

Acquired Contract Assets and Contract Liabilities

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. Under the previous guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. We elected to adopt these requirements during the three months ended December 31, 2023 with no material impact on our consolidated financial statements.

Segment Reporting – Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We adopted these requirements during the year ended December 31,

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

2024 with no material impact on our consolidated financial statements, other than the impact of the required changes to our Segment Reporting Note. See Note 5, Segment Reporting, for more information.

Issued Accounting Standards Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments will be effective for annual reporting periods beginning after December 15, 2024. We are currently evaluating the impact of adopting the amendments, which are expected to result in enhanced disclosures, on our future consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting—Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) included within income statement expense captions. The amendments will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adopting the amendments on our future consolidated financial statements.

3. Business Acquisitions

During 2023, we acquired VDC Holdco, LLC, the parent company of Vegas.com, LLC (together, “Vegas.com”), and WD Holdings Co., Ltd., the parent company of Wavedash Co., Ltd. (together, “Wavedash”). These transactions have been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.

Vegas.com Acquisition

On November 3, 2023 (the “Vegas.com Acquisition Date”), we acquired 100% of the outstanding shares of Vegas.com, an online ticket marketplace headquartered in Las Vegas, Nevada (the “Vegas.com Acquisition”). The purchase price was $248.3 million, consisting of $152.8 million in cash and $95.5 million in equity (for which we issued 15.6 million shares of our Class A common stock). We financed the cash portion of the purchase price at closing with cash on hand, as well as cash balances acquired. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

The goodwill acquired in the Vegas.com Acquisition is not deductible for income tax purposes. The goodwill, which is included in our Marketplace segment, is primarily attributable to revenue opportunities with the Vegas.com service offerings and the assembled workforce.

During the year ended December 31, 2023, we recognized an expense of $1.9 million for direct costs incurred in relation to the Vegas.com Acquisition, which is recorded in General and administrative expenses in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table summarizes the final allocation (described in further detail below) of the purchase price amongst Vegas.com’s tangible and intangible assets and liabilities as of the Vegas.com Acquisition Date (in thousands):

Cash and cash equivalents	$1,868
Accounts receivable	2,469
Prepaid expenses and other current assets	2,175
Property and equipment	264
Intangible assets	130,549
Goodwill	185,276
Right-of-use assets	779
Other assets	449
Accounts payable	(34,589)
Accrued expenses and other current liabilities	(11,291)
Deferred revenue	(1,864)
Long-term lease liabilities	(69)
Deferred tax liability	(27,721)
Purchase price	$248,295

During the year ended December 31, 2024, we finalized the purchase price allocation of the Vegas.com Acquisition upon the expiration of the one-year remeasurement period that began on the Vegas.com Acquisition Date. The sole difference between the preliminary purchase price allocation and the final purchase price allocation presented above relates to a reclassification adjustment that increased the balance of Goodwill – net by $0.5 million and decreased the balance of Prepaid expenses and other current assets by $0.5 million.

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the Vegas.com Acquisition Date:

	Cost	Estimated Useful Life
Trade name	$43,669	Indefinite
Supplier relationships	37,160	4 years
Customer relationships	27,590	3 years
Acquired developed technology	22,130	4 years
Acquired intangible assets	$130,549

Unaudited Pro forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed consolidated results of our operations for the years ended December 31, 2023 and 2022, assuming the Vegas.com Acquisition had occurred on January 1, 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$797,879	$688,629
Income before income taxes	79,007	74,026

The unaudited pro forma financial information presented above is for informational purposes only and is not necessarily indicative of the actual results of operations that might have occurred had the Vegas.com Acquisition occurred on January 1, 2022, nor are they necessarily indicative of future results. The unaudited pro forma information for all periods presented above reflects the following adjustments, where applicable, assuming the Vegas.com Acquisition had occurred on January 1, 2022: (i) incremental amortization expense related to the long-lived intangible assets acquired in the Vegas.com Acquisition; (ii) reclassification of transaction costs incurred in connection to the Vegas.com Acquisition to the earliest year presented; (iii) alignment of Vegas.com’s revenue

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

recognition with our policies; and (iv) elimination of interest expense incurred by Vegas.com prior to the Vegas.com Acquisition.

Wavedash Acquisition

On September 8, 2023 (the “Wavedash Acquisition Date”), we acquired 100% of the outstanding shares of Wavedash, an online ticket marketplace headquartered in Tokyo, Japan (the “Wavedash Acquisition” and, together with the Vegas.com Acquisition, the “2023 Acquisitions”). The purchase price was JPY 10,946.1 million, or approximately $74.3 million based on the exchange rate in effect on the Wavedash Acquisition Date, before considering the net effect of cash acquired equal to the amount in the table below. We financed the purchase price at closing with cash on hand. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

In connection with the Wavedash Acquisition, we also assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 mil (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.27% per annum. On April 4, 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety. See Note 13, Long-Term Debt – Net, for more information.

The goodwill recognized in the Wavedash Acquisition is not deductible for income tax purposes. The goodwill, which is included in our Marketplace segment, is primarily attributable to revenue opportunities associated with Wavedash’s service offerings and assembled workforce.

During the year ended December 31, 2023, we recognized an expense of $2.7 million for direct costs incurred in relation to the Wavedash Acquisition, which is recorded in General and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes the final allocation (described in further detail below) of the purchase price amongst Wavedash’s tangible and intangible assets and liabilities as of the Wavedash Acquisition Date (in thousands):

Cash and cash equivalents	$18,390
Accounts receivable	2,182
Inventory	49
Prepaid expenses and other current assets	259
Property and equipment	67
Right-of-use assets	1,927
Other assets	675
Intangible assets	31,846
Goodwill	45,351
Accounts payable	(7,427)
Accrued expenses and other current liabilities	(3,901)
Current maturities of long-term debt	(566)
Long-term debt	(2,546)
Other liabilities	(11,981)
Purchase price	$74,325

During the year ended December 31, 2024, we finalized the purchase price allocation of the Wavedash Acquisition upon the expiration of the one-year remeasurement period that began on the Wavedash Acquisition Date. There were no differences between the preliminary purchase price allocation and the final purchase price allocation presented above.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the Wavedash Acquisition Date:

	Cost	Estimated Useful Life
Trade name	$2,173	Indefinite
Supplier relationships	19,963	5 years
Customer relationships	5,500	4 years
Acquired developed technology	4,210	3 years
Acquired intangible assets	$31,846

Pro forma financial information for the Wavedash Acquisition was not considered material to our consolidated financial statements and has not been presented.

Vivid Picks Acquisition

On December 13, 2021 (the “Vivid Picks Acquisition Date“), we acquired 100% ownership of Betcha (the “Vivid Picks Acquisition” and, together with the 2023 Acquisitions, the “Acquisitions”). In August 2022, we rebranded Betcha as Vivid Picks. Vivid Picks is a real money daily fantasy sports app with social and gamification features that enhance fans’ connection with their favorite live sports. The Vivid Picks Acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

During the year ended December 31, 2022, we recognized an immaterial expense for direct costs incurred in relation to the Vivid Picks Acquisition, which is recorded in General and administrative expenses in the Consolidated Statements of Operations.

The Vivid Picks Acquisition Date fair value of the consideration consisted of $0.8 million in cash and 2.1 million shares of Class A common stock.

The total consideration included cash earnouts of $3.4 million (the “Vivid Picks Earnouts”) as of the Vivid Picks Acquisition Date representing the estimated fair value that we would be obligated to pay if Vivid Picks met certain earnings objectives. The Vivid Picks Earnouts are measured at fair value using a Monte Carlo simulation model. The change in fair value of the Vivid Picks Earnouts is recorded in Change in fair value of contingent consideration in the Consolidated Statements of Operations. As of December 31, 2024, the estimated fair value of the Vivid Picks Earnouts was zero. For the years ended December 31, 2024, 2023, and 2022, the estimated fair value of the Vivid Picks Earnouts decreased by zero, $1.0 million, and $2.1 million, respectively. We made no payments related to the Vivid Picks Earnouts during the years ended December 31, 2024, 2023, and 2022.

In addition, the consideration included future milestone payments of $9.5 million (collectively, the “Vivid Picks Milestone Payments”) as of the Vivid Picks Acquisition Date representing the estimated fair value that we would be obligated to pay upon the achievement of certain integration objectives For the years ended December 31, 2024, 2023, and 2022, we paid Vivid Picks Milestone Payments of zero, $6.0 million, and $1.1 million, respectively. During the year ended December 31, 2022, we also issued 0.3 million shares of Class A common stock such that the total Vivid Picks Milestone Payment consisted of $1.1 million cash and 0.3 million shares of Class A common stock. As of December 31, 2023, the integration objectives were fully met and we had no further liabilities related to the Vivid Picks Milestone Payments.

As part of the Vivid Picks Acquisition, we agreed to pay cash bonuses to certain Vivid Picks employees over three years following the anniversary of the employee start date. The payouts are subject to continued service, and therefore treated as compensation and expensed.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

4. Revenue Recognition

During the years ended December 31, 2024, 2023, and 2022, Marketplace revenues by business model consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Owned Properties revenues	$533,086	$462,263	$400,413
Private Label Offering revenues	114,805	135,125	110,681
Marketplace revenues	$647,891	$597,388	$511,094

During the years ended December 31, 2024, 2023, and 2022, Marketplace revenues consisted of the following event categories (in thousands):

	Years Ended December 31,
	2024	2023	2022
Concert revenues	$283,192	$308,507	$251,423
Sport revenues	202,220	199,837	196,467
Theater revenues	137,715	83,273	61,483
Other revenues	24,764	5,771	1,721
Marketplace revenues	$647,891	$597,388	$511,094

In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own. Resale segment revenues were $127.7 million, $115.5 million, and $89.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024, Deferred revenue in the Consolidated Balance Sheets was $23.8 million, which primarily relates to the Vivid Seats Rewards Program. Stamps earned under the loyalty program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding Deferred revenue within the next seven years.

At December 31, 2023, $34.7 million was recorded as Deferred revenue in the Consolidated Balance Sheets, of which $25.8 million was recognized as revenue during the year ended December 31, 2024. At December 31, 2022, $32.0 million was recorded as Deferred revenue in the Consolidated Balance Sheets, of which $17.6 million was recognized as revenue during the year ended December 31, 2023.

5. Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in making decisions regarding resource allocation and performance assessment. The CODM is our Chief Executive Officer (“CEO”). We have determined that we have two operating and reportable segments: Marketplace and Resale.

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners through which we earn revenue processing ticket sales for live events and attractions and from facilitating the booking of hotel rooms and packages. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own.

The CODM evaluates the performance of the segments and allocates resources to them based on contribution margin (defined as revenues less cost of revenues and marketing and selling expenses). Cost of revenues consists largely of payment processing fees for our Marketplace segment and ticket costs for our Resale segment. Marketing and selling expenses, which exclusively relate to our Marketplace segment, almost exclusively consist of online and offline advertising costs. For all segments, the CODM uses contribution margin in the annual budgeting and forecasting process, as well as when reviewing forecast-to-actual variances while making decisions about the allocation of operating and capital resources to each segment.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We do not report assets, capital expenditures, general and administrative expenses, or depreciation and amortization expenses by segment because the CODM does not use this information to evaluate the performance of our operating segments.

The following table represents our segment information for the year ended December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	Marketplace	Resale	Total
Revenues	$647,891	$127,695	$775,586
Cost of revenues (exclusive of depreciation and amortization shown separately below)	99,460	102,394	201,854
Marketing and selling:
Online	261,188	—	261,188
Offline	23,958	—	23,958
Total marketing and selling	285,146	—	285,146
Contribution margin	263,285	25,301	288,586
General and administrative			202,123
Depreciation and amortization			44,238
Income from operations			42,225
Interest expense – net			23,172
Other income – net			(3,666)
Income before income taxes			$22,719

The following table represents our segment information for the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	Marketplace	Resale	Total
Revenues	$597,388	$115,491	$712,879
Cost of revenues (exclusive of depreciation and amortization shown separately below)	94,557	87,627	182,184
Marketing and selling:
Online	239,335	—	239,335
Offline	34,761	—	34,761
Total marketing and selling	274,096	—	274,096
Contribution margin	228,735	27,864	256,599
General and administrative			159,081
Depreciation and amortization			17,178
Change in fair value of contingent consideration			(998)
Income from operations			81,338
Interest expense – net			13,505
Other income – net			(3,109)
Income before income taxes			$70,942

The following table represents our segment information for the year ended December 31, 2022 (in thousands):

	Year Ended December 31, 2022
	Marketplace	Resale	Total
Revenues	$511,094	$89,180	$600,274
Cost of revenues (exclusive of depreciation and amortization shown separately below)	73,126	67,382	140,508
Marketing and selling:
Online	224,872	—	224,872
Offline	23,503	—	23,503
Total marketing and selling	248,375	—	248,375
Contribution margin	189,593	21,798	211,391
General and administrative			127,619
Depreciation and amortization			7,732
Change in fair value of contingent consideration			(2,065)
Income from operations			78,105
Interest expense – net			12,858
Other income – net			(8,227)
Loss on extinguishment of debt			4,285
Income before income taxes			$69,189

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Marketing and selling expenses primarily consist of online costs aimed towards acquiring new customers, which include paid search engine marketing, fees paid to our advertising affiliates and distributors, and other online marketing activities. To a lesser extent, marketing and selling expenses also consist of offline costs towards acquiring new customers, which include spending on traditional media channels, advertising agency costs, and partnership expenses with teams and other media partners.

Substantially all of our sales occur and assets reside in the United States.

6. Accounts Receivable – Net

The following table summarizes our accounts receivable balance, net of allowance for credit losses as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Uncollateralized payment processor obligations	$28,740	$32,810
Due from ticket sellers for cancellation charges	6,835	5,632
Due from distribution partners for cancellation charges	13,308	12,736
Event insurance and other commissions receivable	4,980	11,414
Other	6,437	5,963
Accounts receivable	60,300	68,555
Less: allowance for credit losses	(11,985)	(10,074)
Accounts receivable – net	$48,315	$58,481

We recorded an allowance for credit losses of $12.0 million and $10.0 million at December 31, 2024 and 2023, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to buyers. The allowance for credit losses increased during the year to reflect larger amounts due from distribution partners that are unlikely to be collected based on actual store credit usage.

Write-offs were $0.2 million, $0.3 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Recovery of future customer compensation	$20,335	$25,750
Prepaid expenses	7,388	8,218
Other current assets	4,884	93
Prepaid expenses and other current assets	$32,607	$34,061

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $5.4 million at December 31, 2024 compared to December 31, 2023, primarily due to a decrease in estimated future cancellations driven by lower sales volumes for future events. A related provision for expected compensation to customers is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

8. Property and Equipment – Net

The following table summarizes our major classes of property and equipment, net of accumulated depreciation as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Computer equipment	$3,145	$2,792
Furniture	1,996	1,705
Leasehold improvements	8,692	7,655
Construction in progress	2,165	-
Property and equipment	15,998	12,152
Less: accumulated depreciation	(3,431)	(1,996)
Property and equipment – net	$12,567	$10,156

Depreciation expense related to property and equipment for the years ended December 31, 2024, 2023, and 2022 was $1.7 million, $1.4 million, and $0.6 million, respectively, all of which is recorded in Depreciation and amortization in the Consolidated Statements of Operations. There were no impairment charges during the years ended December 31, 2024, 2023, and 2022. In each of the years ended December 31, 2024, 2023, and 2022, we recorded an expense of $0.1 million for losses incurred on property and equipment-related asset disposals, which is recorded in General and administrative expenses in the Consolidated Statements of Operations.

9. Leases

The following table presents the lease-related assets and liabilities in the Consolidated Balance Sheets as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Right-of-use assets – net	$12,008	$9,826

Current operating lease liabilities included in Accrued expenses and other current liabilities	$1,973	$2,059
Long-term lease liabilities	18,731	16,215
Operating lease liabilities	$20,704	$18,274

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

The following table summarizes the weighted average remaining minimum lease term and the weighted average incremental borrowing rate as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Weighted average remaining minimum lease term	8.2 years	8.1 years
Weighted average incremental borrowing rate	8.5%	7.4%

In December 2021, we entered into a lease agreement for our new corporate headquarters in Chicago, Illinois. The lease commenced in the first quarter of 2022 when we obtained control of the premises, and runs through December

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

31, 2033 with a five-year renewal option. The aggregate lease payments for the initial term were approximately $16.2 million, with no rent due until March 2024.

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

In April 2024, we amended our lease agreement to provide for the expansion of our corporate headquarters. The amendment commenced in the fourth quarter of 2024 when we obtained control of the new premises, and runs through December 31, 2033 with a five-year renewal option. The aggregate lease payments for the initial term are approximately $1.5 million with no rent due until November 2025.

The lease agreement provides for a tenant improvement allowance from the landlord in an amount equal to $0.6 million towards the design and construction on the leased premises. As of December 31, 2024, we incurred leasehold improvement costs of $0.6 million related to the tenant improvement allowance. This amount is recorded in Property and equipment – net in the Consolidated Balance Sheets. On the commencement date, we recognized the ROU asset and corresponding lease liability of $0.3 million in Right-of-use assets — net and Long-term lease liabilities, respectively, in the Consolidated Balance Sheets.

Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded in General and administrative expenses in the Consolidated Statements of Operations. Operating and variable lease expenses for the years ended December 31, 2024, 2023, and 2022 were $3.0 million, $2.0 million, and $3.6 million, respectively.

Cash payments for operating lease liabilities, which are presented as a component of cash flows from operating activities within the Consolidated Statements of Cash Flows, were $3.4 million, $1.2 million, and $3.1 million during the years ended December 31, 2024, 2023, and 2022, respectively.

The following table summarizes the present value of our operating lease liabilities as of December 31, 2024 (in thousands):

Operating Leases
2025	$3,483
2026	3,627
2027	3,453
2028	3,240
2029	3,311
Thereafter	10,997
Total future lease payments	28,111
Less: imputed interest	(7,407)
Present value of lease liabilities	$20,704

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

10. Goodwill – Net and Intangible Assets – Net

Goodwill – Net

Goodwill is included in our Marketplace segment. The following table summarizes the changes in the carrying amount of our goodwill during the years ended December 31, 2024 and 2023 (in thousands):

Goodwill – Net
Balance at January 1, 2023	$715,258
2023 Acquisitions (Note 3)	230,091
Foreign currency translation adjustment	2,010
Balance at December 31, 2023	947,359
Vegas.com Acquisition (Note 3)	536
Foreign currency translation adjustment	(4,776)
Balance at December 31, 2024	$943,119

Goodwill is recorded net of impairment, for which we recognized $377.1 million of cumulative impairment charges as of December 31, 2024 and 2023.

Intangible Assets – Net

The following tables summarize the carrying amount and weighted average remaining life (in years, if applicable) of our intangible assets at December 31, 2024 and 2023 (in thousands):

	December 31,	Weighted Average
	2024	Remaining Life
Definite-lived intangible assets
Supplier relationships	$57,123	3.1
Customer relationships	34,620	2.0
Acquired developed technology	29,240	2.6
Capitalized development costs	46,293	1.6
Capitalized development costs – work in progress	6,839
Acquired Domain Name	17,348	15.4
Seat images	347	3.0
Foreign currency translation adjustment	(1,891)
Total gross book value	189,919
Less: accumulated amortization
Supplier relationships	(16,048)
Customer relationships	(14,053)
Acquired developed technology	(10,025)
Capitalized development costs	(27,325)
Acquired Domain Name	(88)
Seat images	(26)
Foreign currency translation adjustment	357
Total accumulated amortization	(67,208)
Indefinite-lived intangible assets
Trademarks	110,538
Foreign currency translation adjustment	(133)
Intangible assets – net	$233,116

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

	December 31,	Weighted Average
	2023	Remaining Life
Definite-lived intangible assets
Supplier relationships	$57,123	4.1
Customer relationships	34,620	3.0
Acquired developed technology	29,240	3.6
Capitalized development costs	28,912	1.5
Capitalized development costs – work in progress	4,795
Foreign currency translation adjustment	1,315
Total gross book value	156,005
Less: accumulated amortization
Supplier relationships	(2,881)
Customer relationships	(3,522)
Acquired developed technology	(2,551)
Capitalized development costs	(16,433)
Foreign currency translation adjustment	(97)
Total accumulated amortization	(25,484)
Indefinite-lived intangible assets
Trademarks	110,538
Foreign currency translation adjustment	96
Intangible assets – net	$241,155

Intangible assets are recorded net of accumulated amortization (for definite-lived components) and impairment (for indefinite-lived components). We recognized $78.7 million of cumulative impairment charges related to our trademarks as of December 31, 2024 and 2023.

On October 22, 2024, we acquired a domain name that we had previously licensed (the “Acquired Domain Name”). In exchange for the Acquired Domain Name, we are required to disburse monthly interest-free cash payments totaling $31.4 million through June 2040 (the “Acquired Domain Name Obligation”).

We account for the Acquired Domain Name as a definite-lived intangible asset under ASC Topic 350, Intangibles—Goodwill and Other. The acquisition cost of the Acquired Domain Name was $17.3 million, which will be amortized over a period of 15.6 years (the “Acquired Domain Name Term”). As of December 31, 2024, the Acquired Domain Name had a carrying value of $17.3 million, which is recorded in Intangible assets – net in the Consolidated Balance Sheets.

We account for the Acquired Domain Name Obligation as a liability for which we will accrue interest over the Acquired Domain Name Term at an effective interest rate of 8.6% per annum. As of December 31, 2024, the Acquired Domain Name Obligation had a carrying value of $17.2 million, $0.6 million of which is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The remaining $16.6 million is recorded in Other liabilities in the Consolidated Balance Sheets. During the year ended December 31, 2024, we incurred $0.2 million of interest for the Acquired Domain Name Obligation, which is recorded in Interest expense – net in the Consolidated Statements of Operations.

During the year ended December 31, 2024, our intangible assets increased primarily as a result of our investments in the Acquired Domain Name and other various capitalized development costs. Amortization expense on our definite-lived intangible assets was $42.4 million, $15.7 million, and $7.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is recorded in Depreciation and amortization in the Consolidated Statements of Operations. During the years ended December 31, 2024, 2023, and 2022, we incurred losses of $0.2 million, $0.6 million, and $0.3 million, respectively, on asset disposals related to our definite-lived intangible assets, which are recorded in General and administrative expenses in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The estimated future amortization expense related to our definite-lived intangible assets (other than work in progress capitalized development costs) at December 31, 2024 is as follows (in thousands):

Definite-Lived Intangible Assets
2025	$41,753
2026	36,368
2027	19,916
2028	3,202
2029	780
Thereafter	13,853
Estimated future amortization expense	$115,872

11. Investments

In July 2023, we invested $6.0 million in a privately held company in the form of a convertible promissory note (the “Note”) and a warrant to purchase up to 1,874,933 shares of the company’s stock (the “Warrant”). Interest on the Note accrues at 8.0% per annum and outstanding principal and accrued interest is due and payable at the earlier of July 3, 2030 or a change in control of the company. The Warrant is exercisable until the date three years after the Note is repaid, subject to certain accelerating events.

We account for the Note in accordance with ASC Topic 320, Investments – Debt and Equity Securities. The Note is classified as an available-for-sale security and is recorded at fair value with the change in unrealized gains and losses recorded as a separate component in the Consolidated Statements of Comprehensive Income until realized. The Note’s unrealized gain for the years ended December 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively. The Note’s amortized cost was $3.0 million and $2.7 million at December 31, 2024 and 2023, respectively. We did not recognize any credit losses related to the Note during the years ended December 31, 2024 and 2023.

We account for the Warrant in accordance with ASC 815, pursuant to which we record the derivative instrument in the Consolidated Balance Sheets at fair value with changes in fair value recorded in Other income – net in the Consolidated Statements of Operations on a recurring basis. The classification of the derivative instrument, including whether it should be recorded as an asset or a liability, is evaluated at the end of each reporting period.

We measure our investments in accordance with ASC 820, pursuant to which we disclose fair values as Level 1, Level 2, or Level 3 based on the fair value hierarchy.

Investments recorded at fair value on a recurring basis as of December 31, 2024 and 2023 were as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024
Note	$—	$—	$3,604	$3,604
Warrant	—	—	3,325	3,325
	$—	$—	$6,929	$6,929

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2023
Note	$—	$—	$2,868	$2,868
Warrant	—	—	4,125	4,125
	$—	$—	$6,993	$6,993

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

The following table presents quantitative information about the significant unobservable inputs applied to these Level 3 fair value measurements at December 31, 2024 and 2023:

		December 31,	December 31,
Asset	Significant Unobservable Inputs	2024	2023
Note	Expected term (years)	5.5	6.5
	Implied yield	21.0%	21.7%
Warrant	Expected term (years)	5.5	6.5
	Expected volatility	59.0%	56.0%
	Risk-free rate	4.4%	3.9%
	Expected dividend yield	0.0%	0.0%

The following table summarizes the changes in the carrying amount of the Note and the Warrant (both of which are measured at fair value using Level 3 significant unobservable inputs) during the years ended December 31, 2024 and 2023 (in thousands):

	Note	Warrant
Balance at July 3, 2023 (inception)	$2,411	$3,589
Accretion of discount	23	—
Interest paid-in-kind	238	—
Unrealized gains:
Recognized in net income	—	536
Recognized in other comprehensive income	196	—
Total unrealized gains	196	536
Balance at December 31, 2023	2,868	4,125
Accretion of discount	116	—
Interest paid-in-kind	501	—
Unrealized gains (losses):
Recognized in net income	—	(800)
Recognized in other comprehensive loss	119	—
Total unrealized gains (losses)	119	(800)
Balance at December 31, 2024	$3,604	$3,325

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Accrued marketing expense	$30,573	$39,210
Accrued customer credits	55,785	64,318
Accrued future customer compensation	26,614	33,010
Accrued payroll	10,128	17,381
Accrued operating expenses	16,193	20,828
Other current liabilities	25,754	16,895
Accrued expenses and other current liabilities	$165,047	$191,642

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

During the years ended December 31, 2024, 2023, and 2022, $18.5 million, $15.1 million, and $24.3 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $12.2 million, $20.6 million, and $11.5 million, respectively. Breakage amounts are net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from cancellation charges in the future. These provisions, which are based on historic experience, revenue volumes for future events, and management’s estimate of the likelihood of future event cancellations, are recognized as a component of Revenues in the Consolidated Statements of Operations. The expected recoveries of these obligations are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material. During the years ended December 31, 2024, 2023, and 2022, we recognized a net increase in revenue of $1.1 million, $0.1 million, and $2.3 million, respectively, from the reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods. During the years ended December 31, 2024 and 2023, accrued future customer compensation decreased by $6.4 million and increased by $2.8 million, respectively, due to a decrease in the estimated rate of future cancellations as of December 31, 2024 and an increase in the estimated rate of future cancellations as of December 31, 2023.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

13. Long-Term Debt – Net

The following table summarizes our long-term debt, net of unamortized debt issuance costs and current maturities as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
2022 First Lien Loan	$—	$270,188
Shoko Chukin Bank Loan	—	2,954
2024 First Lien Loan	393,025	—
Outstanding debt	393,025	273,142
Less: unamortized debt issuance costs	(4,115)	(4,577)
Long-term debt	388,910	268,565
Less: current maturities of long-term debt	(3,950)	(3,933)
Long-term debt – net	$384,960	$264,632

2017 Term Loans

In June 2017, we entered into a $575.0 million first lien debt facility comprising a $50.0 million revolving credit facility and a $525.0 million term loan (the “2017 First Lien Loan”), and a second lien credit facility comprising a $185.0 million second lien term loan (the “2017 Second Lien Loan” and, together with the 2017 First Lien Loan, the “2017 Term Loans”). In July 2018, we amended the 2017 First Lien Loan to upsize the committed amount by $115.0 million.

In October 2019, we repaid the 2017 Second Lien Loan in its entirety. The revolving credit facility component of the first lien debt facility was retired in May 2020. In October 2021, we made an early principal payment related to the 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the Merger Transaction and the PIPE Financing.

On February 3, 2022, we repaid $190.7 million of the 2017 First Lien Loan and refinanced the remaining balance with a new $275.0 million term loan (as discussed in the “2022 First Lien Loan” section below).

2022 First Lien Loan

On February 3, 2022, we amended the June 2017 First Lien Loan to refinance the remaining balance with a new $275.0 million term loan (the “2022 First Lien Loan”), which had an original maturity date of February 3, 2029, and added a $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027.

The terms of the 2022 First Lien Loan specified a secured overnight financing rate (“SOFR”)-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the 2022 First Lien Loan were unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries (collectively, the “Guarantors”). The 2022 First Lien Loan required quarterly amortization payments of $0.7 million. The Revolving Facility does not require periodic payments. All obligations under the 2022 First Lien Loan were secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets. The 2022 First Lien Loan carried an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 3.25%. The effective interest rate on the 2022 First Lien Loan was 9.05% per annum at December 31, 2023.

The 2022 First Lien Loan was held by third-party financial institutions and was carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Because the fair value was estimated using quoted prices that were directly observable in the marketplace, it was estimated on a Level 2 basis. At December 31, 2023, the fair value of the 2022 First Lien Loan approximated its carrying value.

We were subject to certain reporting and compliance-related covenants to remain in good standing under the 2022 First Lien Loan. These covenants, among other things, limited our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate, and make certain

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

payments. Non-compliance with these covenants and failure to remedy could have resulted in the acceleration of the loans or foreclosure on the collateral. As of December 31, 2023, we were in compliance with all debt covenants related to the 2022 First Lien Loan and had no outstanding borrowings under the Revolving Facility.

During the year ended December 31, 2022, we recognized an expense of $4.3 million for losses incurred in relation to the refinancing of the 2017 First Lien Loan with the 2022 First Lien Loan, which is recorded in Loss on extinguishment of debt in the Consolidated Statements of Operations.

On June 14, 2024, we refinanced the remaining $269.5 million balance of the 2022 First Lien Loan with a new $395.0 million term loan (as discussed in the “2024 First Lien Loan” section below).

Shoko Chukin Bank Loan

In connection with the Wavedash Acquisition, we assumed the Shoko Chukin Bank Loan of JPY 458.3 million (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.27% per annum.

The Shoko Chukin Bank Loan was held by third-party financial institutions and was carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Because the fair value was estimated using quoted prices that are directly observable in the marketplace, it was estimated on a Level 2 basis. At December 31, 2023, the fair value of the Shoko Chukin Bank Loan approximated its carrying value.

On April 4, 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety.

2024 First Lien Loan

On June 14, 2024, we amended the 2022 First Lien Loan to refinance the remaining balance with a new $395.0 million term loan (the “2024 First Lien Loan”), which has a maturity date of February 3, 2029. The Revolving Facility was not impacted by the refinancing of the 2022 First Lien Loan with the 2024 First Lien Loan.

The terms of the 2024 First Lien Loan specify a SOFR-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels. All obligations under the 2024 Lien Loan are unconditionally guaranteed by the Guarantors. The 2024 First Lien Loan requires quarterly amortization payments of $1.0 million. All obligations under the 2024 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets. The 2024 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 3.00%; provided that such margin may be reduced to 2.75% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The effective interest rate on the 2024 First Lien Loan was 7.89% per annum at December 31, 2024.

The 2024 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Because the fair value was estimated using quoted prices that are directly observable in the marketplace, it is estimated on a Level 2 basis. At December 31, 2024, the fair value of the 2024 First Lien Loan approximated its carrying value.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the 2024 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of December 31, 2024, we were in compliance with all debt covenants related to the 2024 First Lien Loan and had no outstanding borrowings under the Revolving Facility.

The refinancing of the 2022 First Lien Loan with the 2024 First Lien Loan was accounted for as a debt modification (the “First Lien Loan Modification”). During the year ended December 31, 2024, we recognized an expense of $1.7 million for third-party fees incurred in relation to the First Lien Loan Modification, which is recorded in Other income – net in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

On February 5, 2025, we amended the 2024 First Lien Loan to reprice all $393.0 million of the then-outstanding balance. See Note 23, Subsequent Events, for more information.

Future Maturities of Outstanding Debt

The following table summarizes the future maturities of our outstanding debt, which entirely consists of the 2024 First Lien Loan, as of December 31, 2024 (in thousands):

2024 First Lien Loan
2025	$3,950
2026	3,950
2027	3,950
2028	3,950
2029	377,225
Future maturities of outstanding debt	$393,025

14. Employee Benefit Plan

We have a defined contribution and profit-sharing 401(k) plan that covers substantially all employees who meet eligibility requirements. Participants may contribute to the plan, through regular payroll deductions, an amount subject to limitations imposed by the Internal Revenue Service. The plan also provides for discretionary profit-sharing contributions and matching contributions. We contributed approximately $2.2 million, $1.6 million, and $1.3 million in matching contributions for the years ended December 31, 2024, 2023, and 2022, respectively, which is recorded in General and administrative expenses in the Consolidated Statements of Operations. For the years ended December 31, 2024, 2023, and 2022, there were no discretionary profit-sharing contributions.

15. Financial Instruments

We issued the following warrants during the year ended December 31, 2021 in connection with the Merger Transaction:

Public Warrants

In connection with the Merger Transaction, we issued to former Horizon warrant holders Public Warrants to purchase 18,132,776 shares of Class A common stock at an exercise price of $11.50 per share, 5,166,666 of which were issued to Horizon Sponsor. The Public Warrants are traded on the Nasdaq Global Select Market under the symbol “SEATW.”

On May 26, 2022, we announced the commencement of an offer to the holders of outstanding Public Warrants to receive 0.24 shares of Class A common stock in exchange for each properly tendered outstanding Public Warrant (the “Offer”). On July 5, 2022, 11,365,913 Public Warrants were tendered in exchange for 2,727,785 shares of Class A common stock (the “Exchange”). Following the Exchange, 6,766,853 Public Warrants remained outstanding. During the year ended December 31, 2022, 10 Public Warrants were exercised. The exercise of the Public Warrants is accounted for as an equity transaction and is recorded in Additional paid-in capital in the Consolidated Balance Sheets.

As of December 31, 2024, there were 6,766,853 Public Warrants outstanding.

We may, in our sole discretion, reduce the exercise price of the Public Warrants to induce early exercise, provided that we provide at least five days’ advance notice. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may also be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger, or consolidation. In no event are we required to net cash settle the Public Warrants.

The Public Warrants became exercisable 30 days following the Merger Transaction and expire at the earliest of the date that is five years following the Merger Transaction, the date of our liquidation, or the date of our optional redemption thereof provided that the value of the Class A common stock exceeds $18.00 per share. There is an

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

effective registration statement and prospectus relating to the shares of Class A common stock issuable upon exercise of the Public Warrants.

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

Private Warrants

In connection with the Merger Transaction, we issued to Horizon Sponsor Private Warrants to purchase 6,519,791 shares of Class A common stock at an exercise price of $11.50 per share. The Private Warrants have similar terms to the Public Warrants, with the most notable difference relating to the fact that we are unable to redeem the Private Warrants.

As of December 31, 2024, there were 6,519,791 Private Warrants outstanding.

As part of the Merger Transaction, we modified the terms of the Private Warrants. The modification did not result in a transfer of incremental value to the holders of the Private Warrants.

Exercise Warrants

In connection with the Merger Transaction, we issued to Horizon Sponsor (i) $10 Exercise Warrants to purchase 17,000,000 shares of Class A common stock at an exercise price of $10.00 per share and (ii) $15 Exercise Warrants to purchase 17,000,000 shares of Class A common stock at an exercise of $15.00 per share. The Exercise Warrants have similar terms to the Public Warrants, except that they have different exercise prices, an initial term of 10 years, are not redeemable by us and are fully transferable.

As of December 31, 2024, there were 34,000,000 Exercise Warrants outstanding (comprised of 17,000,000 $10 Exercise Warrants and 17,000,000 $15 Exercise Warrants).

Mirror Warrants

In connection with the Merger Transaction, Hoya Intermediate issued to us warrants to purchase 17,000,000 Intermediate Units at an exercise price of $10.00 per unit (the “$10 Mirror Warrants”), warrants to purchase 17,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Mirror Warrants”), warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (the “$11.50 Mirror Warrants” and, together with the $10 Mirror Warrants and the $15 Mirror Warrants, the “Mirror Warrants”). The number and terms of the Mirror Warrants are identical to the Public, Private, and Exercise Warrants. Upon the valid exercise of a Public, Private, or Exercise Warrant, Hoya Intermediate will issue to us an equivalent number of Intermediate Units. Similarly, if a Public, Private, or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered. In connection with the Exchange, we tendered 11,365,913 $11.50 Mirror Warrants and received 2,727,785 Intermediate Units.

As of December 31, 2024, there were 47,286,644 Mirror Warrants outstanding (comprised of 17,000,000 $10 Mirror Warrants, 17,000,000 $15 Mirror Warrants, and 13,286,644 $11.50 Mirror Warrants).

Because the Public, Private, and Exercise Warrants are indexed to our equity and meet the equity classification guidance of ASC Topic 815-40, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, they are accounted for as a component of Shareholders' equity and recorded in Additional paid-in capital in the Consolidated Balance Sheets. The Mirror Warrants eliminate in consolidation and do not impact the presentation of our consolidated financial statements.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Intermediate Warrants

In connection with the Merger Transaction, Hoya Intermediate issued to Hoya Topco (i) $10 Intermediate Warrants to purchase 3,000,000 Intermediate Units at an exercise price of $10.00 per unit and (ii) $15 Intermediate Warrants to purchase 3,000,000 Intermediate Units at an exercise price of $15.00 per unit. A portion of the Intermediate Warrants (the Option Contingent Warrants, which consisted of 1,000,000 $10 Intermediate Warrants and 1,000,000 $15 Intermediate Warrants) were issued in tandem with the Management Options that we issued to members of our management team and would only become exercisable by Hoya Topco if a Management Option was forfeited or expired unexercised.

Because the Intermediate Warrants allow for cash redemption at the option of the warrant holder, they are recorded in Other liabilities in the Consolidated Balance Sheets. Upon consummation of the Merger Transaction, the fair value of the Intermediate Warrants was determined using the Black-Scholes model and estimated at $20.4 million (including $1.6 million of Option Contingent Warrants), for which we recorded a warrant liability. The estimated fair value of the Option Contingent Warrants was adjusted to reflect the probability of forfeiture of the Management Options based on historical forfeiture rates for Hoya Topco profits interests.

On December 7, 2023, Hoya Topco voluntarily terminated all 2,000,000 of the Option Contingent Warrants. Immediately before such termination, the fair value of the liability related to the Option Contingent Warrants was determined using the Black-Scholes model and estimated at $1.1 million. Upon termination, this liability was reduced to zero, with an equivalent increase recorded to Redeemable noncontrolling interests.

As of December 31, 2024, there were 4,000,000 Intermediate Warrants outstanding (comprised of 2,000,000 $10 Intermediate Warrants and 2,000,000 $15 Intermediate Warrants).

The following assumptions were used to calculate the fair value of the Intermediate Warrants at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Expected term (years)	6.8	7.8
Expected volatility	52.0%	48.0%
Risk-free rate	4.5%	3.9%
Expected dividend yield	0.0%	0.0%

For the years ended December 31, 2024 and 2023, the fair value of the Intermediate Warrants decreased by $4.0 million and $1.0 million, respectively. For the year ended December 31, 2022, the fair value of the Intermediate Warrants (including the Option Contingent Warrants) decreased by $8.2 million. The change in fair value of the Intermediate Warrants (including, for the year ended December 31, 2022, the Option Contingent Warrants) is recorded in Other income – net in the Consolidated Statements of Operations.

Upon the valid exercise of an Intermediate Warrant for Intermediate Units, we will issue an equivalent number of shares of our Class B common stock to Hoya Topco.

16. Redeemable noncontrolling Interests

As of December 31, 2024, Hoya Topco held 100% of our Class B common stock and 36.6% of the Intermediate Units, representing a redeemable noncontrolling interest in VSI. At its sole discretion, Hoya Topco has the right to exchange its Intermediate Units for shares of our Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption. If Hoya Topco elects the redemption to be settled in cash: (i) the cash used to settle the redemption must be funded through a private or public offering of our Class A common stock; and (ii) the redemption must be approved by our Board of Directors (our “Board”).

Net income attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net income incurred in the period by Hoya Topco’s weighted average percentage allocation of Intermediate Units during the period. See Note 22, Earnings per Share, for computation of net income attributable to redeemable noncontrolling interests.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

17. Equity

Hoya Intermediate

Subsequent to the Merger Transaction, Hoya Intermediate has Intermediate Units authorized, issued, and outstanding.

Intermediate Units

As of December 31, 2024, 208,170,326 Intermediate Units were outstanding, which is equivalent to the total number of shares of our Class A common stock and Class B common stock outstanding, net of treasury stock. VSI holds 63.4% of the outstanding Intermediate Units as of December 31, 2024, with the remaining 36.6% representing the redeemable noncontrolling interest held by Hoya Topco.

VSI

Subsequent to the Merger Transaction, VSI has Class A common stock and Class B common stock authorized, issued, and outstanding.

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

Class B Common Stock

Holders of Class B common stock are entitled to one vote for each share held but do not have economic rights in VSI. However, holders of Class B common stock receive one Intermediate Unit for each share, entitling them to economic rights in our operating entity, Hoya Intermediate (see Note 16, Redeemable Noncontrolling Interests). Holders of Class A common stock and Class B common stock vote as a single class on all matters requiring a shareholder vote. Following the Merger Transaction, the number of shares of Class A common stock and Class B common stock outstanding, net of treasury stock, is equal to the quantity of Intermediate Units outstanding.

Share Repurchases

On May 25, 2022, our Board authorized a share repurchase program for up to $40.0 million of our Class A common stock (the “2022 Share Repurchase Program”). The 2022 Share Repurchase Program was announced on May 26, 2022 and its authorization was fully utilized during the year ended December 31, 2022 and the three months ended March 31, 2023. As of December 31, 2023 and 2022, we repurchased approximately 5.3 million shares of our Class A common stock for approximately $40.0 million and approximately 4.3 million shares of our Class A common stock for approximately $32.5 million, respectively, under the 2022 Share Repurchase Program, for which we recorded approximately $0.1 million in commissions and excise taxes.

Pursuant to the underwriting agreement for the December 2023 Secondary Offering (defined below), we repurchased approximately 2.0 million shares of our Class A common stock from the underwriters at a price of $6.24 per share (the same price per share paid by the underwriters to Hoya Topco) on December 12, 2023.

On February 29, 2024, our Board authorized a share repurchase program for up to $100.0 million of our Class A common stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program was publicly announced on March 5, 2024 and does not have a fixed expiration date. As of December 31, 2024, we repurchased approximately 4.1 million shares of our Class A common stock for approximately $22.8 million under the 2024 Share Repurchase Program, for which we recorded approximately $0.1 million in commissions and excise taxes. As of December 31, 2024, approximately $77.2 million remained available for future repurchases under the 2024 Share Repurchase Program.

All of the above share repurchases were accounted for as equity transactions and are recorded in Treasury stock in the Consolidated Balance Sheets.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

2023 Secondary Offerings

In 2023, Hoya Topco, as selling stockholder, completed the following public offerings of shares of our Class A common stock:

•
On May 22, 2023, it sold 16.0 million shares, and on June 15, 2023, it sold 2.4 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares (collectively, the “June 2023 Secondary Offering”). The shares were purchased by the underwriters for $7.68 per share and sold at a public offering price of $8.00 per share. Hoya Topco exchanged 18.4 million shares of our Class B common stock and 18.4 million Intermediate Units for the shares that it sold. We did not receive any proceeds from Hoya Topco’s sale of shares in the June 2023 Secondary Offering.
•
On December 12, 2023, it sold 23.6 million shares, which included 3.1 million shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares and 2.0 million shares repurchased by us (collectively, the “December 2023 Secondary Offering” and, together with the June 2023 Secondary Offering, the “2023 Secondary Offerings”). The shares were purchased by the underwriters for $6.24 per share and, other than the 2.0 million shares that we repurchased, sold at a public offering price of $6.50 per share. Hoya Topco exchanged 23.6 million shares of our Class B common stock and 23.6 million Intermediate Units for the shares that it sold. We did not receive any proceeds from Hoya Topco’s sale of shares in the December 2023 Secondary Offering.

During the year ended December 31, 2023, we recognized expenses of $1.5 million and $0.7 million for fees incurred in relation to the June 2023 Secondary Offering and the December 2023 Secondary Offering, respectively, both of which are recorded in General and administrative expenses in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) attributable to Class A common stockholders during the years ended December 31, 2024 and 2023 (in thousands):

	Unrealized Gain on Note	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$—	$—	$—
Recognized in other comprehensive income	106	641	747
Balance at December 31, 2023	106	641	747
Recognized in other comprehensive loss	75	(1,702)	(1,627)
Balance at December 31, 2024	$181	$(1,061)	$(880)

18. Commitments and Contingencies

Purchase Obligations

We enter into non-cancelable arrangements, primarily related to the purchase of marketing services and tickets at an agreed upon price. Our purchase obligations are $10.1 million payable in the next 12 months and $10.5 million payable thereafter.

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in management’s opinion, could have a material effect on our business, financial position, or results of operations other than those matters discussed below.

We are a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in August 2020. In January 2022, we issued coupons to certain class members. Other class members were notified in 2022 that they are eligible to submit a claim for a coupon. As of December 31, 2024 and 2023, a liability of $0.9 million was recorded in Accrued expenses

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

and other current liabilities in the Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We have been a defendant in multiple class action lawsuits related to customer compensation for cancellations, primarily as a result of COVID-19 restrictions. A final order approving the settlement of one such lawsuit was entered by the court in November 2021, pursuant to which we paid $4.5 million (after insurance) to fund a claims settlement pool in 2021 that was fully disbursed in 2022. A final order approving the settlement of another such lawsuit was entered by the court on January 31, 2023, pursuant to which we paid $3.3 million (after insurance) to cover legal and administrative fees and approved claims, payments for which were made in August 2023. We had no accrued liability as of December 31, 2024 and 2023 related to these matters.

We are a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. An order preliminarily approving the settlement of this lawsuit was entered by the court on September 27, 2024, which remains subject to final court approval and which will be covered in full by insurance. As of December 31, 2024, a liability of $0.3 million was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to this matter. We had no accrued liability as of December 31, 2023 related to this matter.

Indirect Taxes

In 2018, the U.S. Supreme Court issued its decision in South Dakota v. Wayfair Inc., which overturned previous case law that had precluded state and local governments from imposing sales tax collection requirements on retailers without a physical presence. In response, most jurisdictions have adopted laws that attempt to impose tax collection obligations on out-of-state companies, and we have registered and begun collecting tax where required by statute. It is reasonably possible that state or local governments will continue to adopt or interpret laws such that we will be required to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more jurisdictions could result in material tax liabilities, including uncollected taxes on past sales, as well as penalties and interest. Based on our analysis of certain state and local regulations, specifically related to marketplace facilitators and event ticket sales, we have recorded liabilities in all jurisdictions where we believe a risk of loss is probable and reasonably estimable. We will continuously monitor state and local regulations and will implement required collection and remittance procedures if and when we are subject thereto.

To the extent we have sales for international events, we may be required to register with various foreign jurisdictions and to collect and remit indirect taxes. It is reasonably possible that foreign jurisdictions may continue to adopt or interpret laws that impact the amount we are required to collect and remit. A successful assertion by one or more such jurisdictions could result in material tax liabilities, including uncollected taxes on past sales, as well as penalties and interest. Based on our analysis of certain foreign indirect tax regulations, specifically related to marketplace facilitators and event ticket sales, we have recorded liabilities in the jurisdictions where we believe a risk of loss is probable and reasonably estimable. We will continuously monitor foreign regulations and will implement required collection and remittance procedures if and when we are subject thereto.

As of December 31, 2024 and 2023, a liability of $7.5 million and $3.2 million, respectively, was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to uncollected indirect taxes (including sales taxes). This liability is inclusive of both U.S. and foreign jurisdictions where we believe it is probable we should remit but have not collected all required amounts from customers and is reduced by abatements received. The net expense related to uncollected indirect taxes (including sales taxes) during the years ended December 31, 2024, 2023, and 2022 was $5.8 million, $3.2 million, and $2.8 million, respectively, which is recorded in General and administrative expenses in the Consolidated Statements of Operations.

Sponsorship Loan

On August 23, 2024, we and a privately held company entered into a sponsorship and custom content partnership agreement that provides us with various marketing services in exchange for our issuance of an interest-free loan payable in installments that could total a maximum of $5.0 million (the “Sponsorship Loan”). We account for the Sponsorship Loan as a note receivable in accordance with ASC Topic 310, Receivables. As of December 31, 2024, we have disbursed $2.0 million of the Sponsorship Loan (the “2024 Sponsorship Loan”). If certain conditions are met,

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

we will issue an additional interest-free $1.5 million loan in each of September 2025 and September 2026. While there is no stated maturity date for the 2024 Sponsorship Loan, we are entitled to a portion of advertising revenue received by the counterparty until the 2024 Sponsorship Loan is repaid in full. The 2024 Sponsorship Loan had a carrying value of $1.8 million as of December 31, 2024, which is recorded in Other assets in the Consolidated Balance Sheets. Additionally, we recognized less than $0.1 million of imputed interest income for the 2024 Sponsorship Loan during the year ended December 31, 2024, which is recorded in Interest expense – net in the Consolidated Statements of Operations.

19. Related–Party Transactions

Viral Nation

Viral Nation Inc. (“Viral Nation”) is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of our Board, serves on the board of directors of Viral Nation, and is the Co-Founder, Chairman, and CEO of Eldridge Industries, LLC (“Eldridge”), which owns greater than 10% of Viral Nation. For Viral Nation’s services, we recognized an expense of $0.3 million, $1.7 million, and $0.8 million during the years ended December 31, 2024, 2023, and 2022, respectively, which is recorded in Marketing and selling expenses in the Consolidated Statements of Operations.

Rolling Stone

Rolling Stone, LLC (“Rolling Stone”) is a high-profile magazine and media platform that focuses on music, film, television, and news coverage. Todd Boehly, a member of our Board, is the Co-Founder, Chairman, and CEO of Eldridge, which owns greater than 10% of Rolling Stone. In relation to a strategic partnership with Rolling Stone, we recognized an expense of $0.7 million and $0.9 million during the years ended December 31, 2023 and 2022, respectively, which is recorded in Marketing and selling expenses in the Consolidated Statements of Operations. We did not recognize an expense in relation to this strategic partnership during the year ended December 31, 2024.

Los Angeles Dodgers

The Los Angeles Dodgers are an MLB team based in Los Angeles, California. Todd Boehly, a member of our Board, owns greater than 10% of the Los Angeles Dodgers. In relation to a strategic partnership with the Los Angeles Dodgers, including our designation as the official ticket marketplace of the Los Angeles Dodgers and certain other advertising, marketing, promotional, and sponsorship benefits, we recognized an expense of $2.2 million and $1.5 million during the years ended December 31, 2024 and 2023, respectively, which is recorded in Marketing and selling expenses in the Consolidated Statements of Operations. We did not recognize an expense in relation to the strategic partnership with the Los Angeles Dodgers during the year ended December 31, 2022.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate unitholders. For more information, see “Tax Receivable Agreement” in Note 20, Income Taxes.

Share Repurchase

Hoya Topco controls 36.6% of the voting power of our outstanding common stock. On December 12, 2023, we repurchased 2.0 million shares of Class A common stock from the underwriters of the December 2023 Secondary Offering. The shares were initially purchased by the underwriters from Hoya Topco, the selling stockholder, at a price of $6.24 per share. We paid the same price per share to the underwriters, which was funded with cash on hand. For more information, see Note 17, Equity.

20. Income Taxes

VSI is subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income of Hoya Intermediate, as well as any stand-alone income we generate. Hoya Intermediate is organized as a limited liability company and treated as a partnership for federal and state income tax purposes. Generally, entities characterized as a partnership for federal and state income tax purposes are not subject to entity-level income taxes. Hoya Intermediate’s taxable income or loss is passed through to its members, including VSI and Hoya Topco, each

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

of whom are responsible for their own U.S. federal and state income taxes. Other subsidiaries of VSI are treated as corporations and will separately file and pay taxes apart from VSI in various jurisdictions, including the United States (federal, state, and local), Canada, Japan and the United Kingdom. We anticipate this structure to remain in existence for the foreseeable future.

Components of income before income taxes for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$22,838	$68,166	$68,416
Foreign	(119)	2,776	773
Income before income taxes	$22,719	$70,942	$69,189

During the years ended December 31, 2024, 2023, and 2022, significant components of income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
State and local income tax expense	$256	$326	$248
U.S. federal income tax expense	3,048	1,084	15
Foreign federal income tax expense	3,867	1,250	—
Current income tax expense	7,171	2,660	263
State and local income tax expense (benefit)	2,696	(5,572)	—
U.S. federal income tax expense (benefit)	2,650	(38,915)	—
Foreign federal income tax benefit	(4,100)	(372)	(1,853)
Deferred income tax expense (benefit)	1,246	(44,859)	(1,853)
Income tax expense (benefit)	$8,417	$(42,199)	$(1,590)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to the rate of our income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	3.1%	2.2%	1.8%
Foreign rate differential	(1.9)%	0.4%	0.1%
Redeemable noncontrolling interests	(1.9)%	(10.9)%	(12.3)%
Change in valuation allowance	(21.6)%	(131.9)%	(23.1)%
Deferred tax partnership adjustment	6.8%	30.8%	10.1%
Research and development credit	(4.6)%	(1.1)%	(0.5)%
Limitation on compensation deductions	13.1%	1.5%	—%
Equity-based compensation shortfall	6.5%	—%	—%
Tax rate change	13.1%	—%	—%
Other	3.4%	(0.1)%	0.6%
Impact of restructuring	—%	28.6%	—%
Income tax expense (benefit)	37.0%	(59.5)%	(2.3)%

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

As of December 31, 2024 and 2023, our deferred tax balances consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets – net
Net operating loss	$12,487	$11,972
Interest carryforwards	20,126	16,689
Investment in partnership	28,446	44,894
Tax Receivable Agreement	38,232	40,994
Equity-based compensation	3,797	2,665
Other	3,037	1,914
Deferred tax assets	106,125	119,128
Less: valuation allowance	(26,182)	(32,318)
Total deferred tax assets – net	$79,943	$86,810
Deferred tax liabilities
Intangible assets	$6,779	$9,841
Other	61	1,848
Total deferred tax liabilities	$6,840	$11,689
Net deferred tax asset / (liabilities)	$73,103	$75,121

As of December 31, 2024, our deferred tax assets were primarily the result of our investment in partnership, the TRA, net operating losses, interest limitations, and tax credit carryforwards. We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. As of December 31, 2024, we have recorded a valuation allowance for the tax benefits of a portion of our investment in partnership deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, we recorded a $26.2 million valuation allowance against our deferred tax assets, as we have determined these assets are not more likely than not to be realized as of December 31, 2024.

Excluded from the deferred tax asset for investment in partnership above is a portion of the income tax basis in the partnership investment that will only reverse upon sale as a capital loss. As we do not expect to have sufficient sources of future capital gains to offset this future capital loss, we have not disclosed a deferred tax asset for this portion of the basis difference in the investment in the partnership, nor the associated valuation allowance. We estimate that up to $10.7 million of future valuation allowance release associated with the excluded portion of the deferred tax asset and valuation allowance may result from future ownership changes. We continue to disclose the deferred tax asset associated with items expected to be recovered through ordinary business operations; however, the portion of deferred tax asset disclosed for which no ordinary tax benefit is expected due to partnership allocation rules is offset by a valuation allowance.

The following table summarizes the changes in the carrying amount of our deferred tax asset valuation allowance in 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Valuation allowance at beginning of year	$32,318	$118,734	$145,668
Prior period adjustments(1)	—	(14,536)	(6,154)
Credited to costs and expenses	(4,897)	(72,968)	(15,961)
Charged (credited) to other accounts	(1,239)	1,088	(4,819)
Valuation allowance at end of year	$26,182	$32,318	$118,734

(1) In 2022, this adjustment relates to a true-up of the investment in partnership deferred tax asset and related valuation allowance which has been updated to remove partnership tax basis that we expect will only reverse upon sale as a capital loss. In 2023, there was an adjustment to the investment in partnership and net operating

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

loss deferred tax assets and related valuation allowance. These adjustments had no net impact to our income tax benefit in either period.

As of December 31, 2022, a full valuation allowance was maintained against our U.S. deferred tax assets on the basis of our reassessment of the amount of the deferred tax assets that are more likely than not to be realized. As of each reporting date we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. During the year ended December 31, 2023, in part because in the current year we entered into a cumulative income position in the U.S. federal tax jurisdiction, we determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets of $31.3 million associated with our investment in partnership, U.S. net operating losses, interest limitations, and tax credit carryforwards are realizable. We therefore reduced the valuation allowance accordingly. As of December 31, 2024, after reassessing the realizability of our deferred tax assets, we reduced the valuation allowance by $6.1 million.

As of December 31, 2022, we determined that there was sufficient positive evidence to conclude that it is more likely than not that our Canadian deferred taxes of $1.9 million are realizable. We therefore reduced the valuation allowance accordingly.

At December 31, 2024, we had U.S. state operating loss carryforwards totaling $33.9 million and U.S. federal operating loss carryforwards totaling $44.5 million. Certain of the U.S. federal and state operating loss carryforwards begin to expire in 2029 with the remainder of the federal and state net operating loss carryforwards having no expiration date. Certain tax attributes remain subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 as a result of the historical acquisitions.

At December 31, 2024, with respect to our operations outside the United States, we had foreign operating loss carryforwards totaling $3.7 million, which begin to expire in 2037.

At December 31, 2024, we were not indefinitely reinvested on undistributed earnings from our foreign operations and the deferred tax liability associated with the future repatriation of these earnings is immaterial.

ASC Topic 740, Income Taxes, prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements. The following table summarizes the changes in the carrying amount of our unrecognized benefits related to a tax refund in 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Unrecognized tax benefits at beginning of year	$7,500	$7,500	$—
Tax positions taken in the prior year	—	—	7,500
Unrecognized tax benefits at end of year	$7,500	$7,500	$7,500

Interest and penalties associated with income taxes are recorded in Income tax expense (benefit) in the Consolidated Statements of Operations. A liability of $1.4 million has been recognized related to interest and penalties as of December 31, 2024, $0.8 million of which was accrued during the year ended December 31, 2024 2024. The total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate is $7.5 million as of December 31, 2024. Due to the expiration of the applicable statute of limitations, it is reasonably possible that our gross unrecognized tax benefits may decrease by $7.5 million within the next 12 months.

We are subject to routine audits by taxing jurisdictions. The periods subject to tax audits are 2020 through 2024. There are currently no audits for any tax periods in progress.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate unitholders that provides for our payment to such unitholders of 85% of the amount of any tax savings that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units, (ii) existing tax basis (including depreciation and amortization deductions arising

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

In connection with the 2023 Secondary Offerings, Hoya Topco exchanged Intermediate Units and, as a result, we recorded a liability of $165.2 million, a deferred tax asset of $75.2 million related to the 2023 Secondary Offerings and projected payments under the TRA, a decrease to additional paid-in capital of $95.8 million, and a $5.8 million income tax benefit related to valuation allowance releases on the portion of the deferred tax asset associated with the basis difference in the investment in the partnership excluded from the disclosure of deferred tax asset and valuation allowance. We also recognized an income tax benefit of $14.0 million related to the release of valuation allowances at the time of the 2023 Secondary Offerings.

In 2024, the TRA liability was remeasured and reduced by $6.0 million. The decrease was primarily due to changes in the state tax rate and our existing tax basis allocations. In connection with the remeasurement of the TRA liability, during the year ended December 31, 2024, we recorded a decrease in Deferred tax assets – net of $2.8 million and recognized $6.0 million of income, which is recorded in Other income – net in the Consolidated Statements of Operations.

TRA-related liabilities are classified as current or long-term based on the expected date of payment. As of December 31, 2024, $4.0 million is due within 12 months and is recorded as a current liability in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The remaining amount is long-term and is recorded in TRA liability in the Consolidated Balance Sheets.

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of December 31, 2024, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $187.9 million. Under this scenario, we would be required to pay approximately 85% of such amount, or $159.7 million, primarily over the next 14 years.

21. Equity-Based Compensation

Our 2021 Incentive Award Plan (as amended, the “2021 Plan”) was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, non-employee directors, and consultants. The 2021 Plan became effective in October 2021 upon consummation of the Merger Transaction, and the First Amendment to the 2021 Plan became effective on February 5, 2024.

RSUs

RSUs are denominated in a hypothetical equivalent number of shares of our Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU is settled in a share of our Class A common stock after vesting.

During the years ended December 31, 2024, 2023, and 2022, we granted to certain employees 11.1 million, 2.6 million, and 1.7 million RSUs, respectively, at a weighted average grant date fair value of $5.30 per share, $7.18 per share, and $10.01 per share, respectively. RSUs granted to employees vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

During the years ended December 31, 2024, 2023, and 2022, we granted to our directors 0.3 million, 0.1 million, and 0.1 million RSUs, respectively, at a weighted average grant date fair value of $5.24 per share, $7.68 per share, and $8.85 per share, respectively. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the first anniversary of the grant date, subject to the director’s continued service on our Board through the applicable vesting date.

During each of the years ended December 31, 2024, 2023, and 2022, we granted to certain consultants less than 0.1 million RSUs at a weighted average grant date fair value of $3.70 per share, $7.98 per share, and $8.94 per share,

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

respectively. RSUs granted to consultants either fully vest on the first anniversary of the grant date or in equal annual installments over three years, subject to the consultant’s continued service through the applicable vesting date.

A summary of the total activity for RSUs during the years ended December 31, 2024 and 2023 is as follows (in thousands, except per RSU data):

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2022	2,551	$10.99
Granted	2,775	7.22
Forfeited	(232)	8.81
Vested	(1,228)	10.62
Unvested at December 31, 2023	3,866	8.35
Granted	11,376	5.29
Forfeited	(605)	7.41
Vested	(2,860)	7.93
Unvested at December 31, 2024	11,777	$5.61

Stock Options

Our stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant (or modification) date.

Our stock option awards vest over three years, with one-third vesting on the one-year anniversary of the grant date and the remaining options vesting on a quarterly basis thereafter. Stock options granted to employees have a contractual term of ten years from the grant date, subject to the employee’s continued service through the applicable vesting date. Stock options granted to consultants have a contractual term of seven years from the grant date, subject to the consultant’s continued service through the applicable vesting date.

2021 Stock Options

On October 19, 2021, we granted to certain employees 3.1 million stock options at an exercise price of $13.09 per share and 1.0 million stock options at an exercise price of $15.00 per share (collectively, the “2021 Stock Options”). The fair value of the 2021 Stock Options was estimated on the grant date using the Hull-White model.

Our Board declared a special dividend of $0.23 per share to holders of Class A common stock on October 18, 2021, which we paid on November 2, 2021. On November 2, 2021, the exercise price of the outstanding 2021 Stock Options with an exercise price of $13.09 per share was modified and reduced by $0.23 per share to $12.86 per share (the “2021 Stock Option Modification”). The amount recognized in compensation expense related to the 2021 Stock Option Modification during the year ended December 31, 2021 was immaterial.

2022 Stock Options

On March 11, 2022, we granted to certain employees 2.6 million stock options at an exercise price of $10.26 per share and a grant date fair value of $3.99 per option (the “March 2022 Stock Options”). The fair value of the March 2022 Stock Options was estimated on the grant date using the Black-Scholes model.

On November 11, 2022, we granted to certain employees 0.1 million stock options at an exercise price of $8.22 per share and a grant date fair value of $3.66 (the “November 2022 Stock Options” and, together with the March 2022 Stock Options, the “2022 Stock Options”). The fair value of the November 2022 Stock Options was estimated on the grant date using the Black-Scholes model.

2023 Stock Options

On March 10, 2023, we granted to certain employees 3.6 million stock options at an exercise price of $7.17 per share and a grant date fair value of $3.30 per option (the “March 2023 Stock Options”). The fair value of the March 2023 Stock Options was estimated on the grant date using the Black-Scholes model.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

On June 14, 2023, we granted to certain consultants 0.9 million stock options, divided into three tranches of 0.2 million, 0.3 million, and 0.4 million options, at exercise prices of $7.98, $17.00 and $23.00 per share, respectively, and grant date fair values of $3.22, $1.87 and $1.44 per option, respectively (the “June 2023 Stock Options” and, together with the March 2023 Stock Options, the “2023 Stock Options”). The fair value of the June 2023 Stock Options was estimated on the grant date using the Hull-White model.

Stock Option Cancellation and Repricing

On December 7, 2023 (the “Effective Date”), (i) 894,840 of the 2021 Stock Options with an exercise price of $15.00 per share and 894,840 of the 2021 Stock Options with an exercise price of $12.86 per share were cancelled and (ii) the exercise price of the remaining 2021 Stock Options, as well as all outstanding 2022 Stock Options, was reduced to $6.76 per share, the closing price of the Class A common stock on the Effective Date, provided that if any of such stock options were exercised prior to the one-year anniversary of the Effective Date, the holder would be required to pay the original exercise price (the “Stock Option Cancellation and Repricing”). The Stock Option Cancellation and Repricing was treated as a modification of the affected stock options. The incremental fair value of the modification, which was calculated based on the difference between the fair value of each affected stock option immediately before and after the Stock Option Cancellation and Repricing using the Hull-White model, was less than $0.1 million. The cancelled 2021 Stock Options had a grant date fair value of $6.6 million, of which $3.0 million had not yet been recognized as of the Effective Date and will instead be recognized over the remaining requisite service period of the remaining 2021 Stock Options and March 2022 Stock Options.

The following assumptions were used to calculate the fair value of the 2022 Stock Options, the 2023 Stock Options, and the Stock Option Cancellation and Repricing:

	December 7, 2023	June 14, 2023	March 10, 2023	November 11, 2022	March 11, 2022
Expected term (years)	7.9 - 8.9	7.0	5.9	5.9	5.9
Expected volatility	47.0% - 48.0%	42.0%	42.0%	40.0%	37.5%
Risk-free rate	4.2%	4.0%	3.9%	3.9%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

No stock options were granted during the year ended December 31, 2024.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

A summary of the total activity for stock options during the years ended December 31, 2023 and 2024 is as follows (in thousands, except price per option data):

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,125	$12.09	9.0	$—
Granted to employees	3,601	7.17
Granted to consultants:
Tranche #1	200	7.98
Tranche #2	300	17.00
Tranche #3	400	23.00
Expired	(29)	13.35
Cancelled	(1,790)	13.93
Outstanding at December 31, 2023	8,807	8.02	8.7	—
Forfeited	(557)	7.01
Expired	(148)	6.90
Outstanding at December 31, 2024	8,102	8.11	7.7	—
Vested and exercisable at December 31, 2024	5,661	$7.47

The weighted-average grant date fair value for stock options outstanding during the years ended December 31, 2024, 2023, and 2022 was $3.44, $2.88, and $3.82, respectively. The weighted-average grant date fair value for stock options forfeited during the years ended December 31, 2024, 2023, and 2022 was $3.53, zero, and $3.83, respectively. The weighted-average grant-date fair value for stock options vested during the years ended December 31, 2024, 2023, and 2022 was $3.58, $3.89, and $3.71, respectively. The weighted-average grant-date fair value for stock options cancelled was $3.68 during the year ended December 31, 2023.

Hoya Topco Profits Interests and Phantom Units

Prior to the Merger Transaction, certain members of management received equity-based compensation awards for profits interests in Hoya Topco in the form of incentive units, phantom units, Class D Units, and Class E Units. Each incentive unit vests ratably over five years and accelerates upon a change in control of Hoya Topco. We do not expect any future profits interests to be granted after the Merger Transaction. The fair value of the incentive units granted is estimated using the Black-Scholes model.

The Black-Scholes model requires certain subjective inputs and assumptions, including the fair value Hoya Topco’s equity, the expected term, risk-free interest rates, and expected equity volatility. The fair value of incentive units is recognized as equity-based compensation expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Changes in assumptions made on expected term, the risk-free rate of interest, and expected volatility can materially impact the estimate of fair value and, ultimately, how much share-based compensation expense is recognized. The expected term is estimated based on the timing and probabilities until a major liquidity event. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and corresponds to the expected term. The expected volatility is estimated on the date of grant based on the average historical stock price volatility of comparable publicly traded companies.

On June 10, 2024, the Board of Managers of Hoya Topco (the “Hoya Topco Board”) approved the redemption, repurchase and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding profits interests held by our current employees (including the Class B-1, Class D, and Class E Units discussed elsewhere in this Report). Accordingly, we recognized equity-based compensation expense related to the profits interests of $4.6 million for the year ended December 31, 2024.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

On June 10, 2024, the Hoya Topco Board also approved the repurchase and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding phantom units held by our employees. The phantom units held service and performance conditions, requiring us to recognize a liability for the fair value of the outstanding phantom units only when we conclude it is probable that the performance conditions will be achieved. Accordingly, we recognized equity-based compensation expense related to the phantom units of $5.0 million for the year ended December 31, 2024. There was no equity-based compensation expense previously recognized related to the phantom units.

Hoya Topco had no outstanding profits interests or phantom units held by our current employees, and we had no unrecognized equity-based compensation expense related thereto, as of December 31, 2024.

A summary of the total activity for the Hoya Topco incentive units, Class D Units, and Class E Units during the years ended December 31, 2024, 2023, and 2022 is as follows:

	Incentive Units		Class D Units		Class E Units
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2022	836,000	$2.32	1,952,330	$4.60	500,765	$25.46
Repurchased	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at December 31, 2023	836,000	2.32	1,952,330	4.60	500,765	25.46
Repurchased	(820,600)	2.32	—	—	—	—
Cancelled	—	—	(1,904,250)	4.31	(500,765)	25.46
Forfeited	(15,400)	2.32	—	—	—	—
Outstanding at December 31, 2024	—	$—	48,080	$16.09	—	$—

As of December 31, 2024, the remaining outstanding Class D units are fully vested and held by former employees such that any future activity would not impact our financial results.

Compensation Expense

For the years ended December 31, 2024, 2023, and 2022, equity-based compensation expense related to RSUs was $31.0 million, $14.3 million, and $8.4 million, respectively. Unrecognized compensation expense relating to unvested RSUs as of December 31, 2024 was approximately $51.3 million, which is expected to be recognized over a weighted average period of approximately one year.

For the years ended December 31, 2024, 2023, and 2022, equity-based compensation expense related to stock options was $10.7 million, $10.2 million, and $6.2 million, respectively. Unrecognized compensation expense relating to unvested stock options as of December 31, 2024 was approximately $7.3 million, which is expected to be recognized over a weighted average period of approximately 0.5 years.

For the years ended December 31, 2024, 2023, and 2022, equity-based compensation expense related to profits interests was $4.6 million, $3.5 million, and $4.5 million, respectively. There was no unrecognized compensation expense relating to profits interests as of December 31, 2024.

For the years ended December 31, 2024, 2023, and 2022, equity-based compensation expense excludes $0.8 million, $0.4 million, and $0.1 million related to capitalized development costs.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

22. Earnings Per Share

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

Net income attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net income in each quarterly period by Hoya Topco’s weighted average percentage ownership of Intermediate Units during the period. See Note 16, Redeemable Noncontrolling Interests, for more information regarding Hoya Topco’s right to exchange its Intermediate Units.

The following table provides the net income attributable to Hoya Topco’s redeemable noncontrolling interests for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net income—Hoya Intermediate	$13,427	$69,420	$70,794
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income	36.3%	55.6%	59.5%
Net income attributable to Hoya Topco's redeemable noncontrolling interests	$4,877	$38,605	$42,117

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net income per share of Class A common stock for the years ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator—basic
Net income	$14,302	$113,141	$70,779
Less: net income attributable to redeemable noncontrolling interests	(4,877)	(38,605)	(42,117)
Net income attributable to Class A common stockholders—basic	9,425	74,536	28,662
Denominator—basic
Weighted average Class A common stock outstanding—basic	132,330,914	92,678,514	80,257,247
Net income per Class A common stock—basic	$0.07	$0.80	$0.36

Numerator—diluted
Net income attributable to Class A common stockholders—basic	$9,425	$74,536	$28,662
Weighted average effect of dilutive securities:
RSUs	8	79	6
Redeemable noncontrolling interests	2,310	(23,401)	42,056
Exercise Warrants	—	—	55
Net income attributable to Class A common stockholders—diluted	11,743	51,214	70,779
Denominator—diluted
Weighted average Class A common stock outstanding—basic	132,330,914	92,678,514	80,257,247
Weighted average effect of dilutive securities:
RSUs	586,713	424,954	28,228
Redeemable noncontrolling interests	76,225,000	105,773,973	118,200,000
Exercise Warrants	—	—	258,906
Weighted average Class A common stock outstanding—diluted	209,142,627	198,877,441	198,744,381
Net income per Class A common stock—diluted	$0.06	$0.26	$0.36

Potential shares of our Class A common stock are excluded from the computation of diluted net income per share of Class A common stock if their effect would have been anti-dilutive for the periods presented or if the issuance of shares is contingent upon events that did not occur by the end of the periods presented. The dilution reflected in diluted net income per share of Class A common stock during the year ended December 31, 2023 relates primarily to an assumed conversion of redeemable noncontrolling interests to shares of our Class A common stock, which would not have had a commensurate effect on net income, primarily due to the release of the valuation allowance which benefit is attributable to VSI only. The Vegas.com Acquisition and the subsequent pushdown of the acquired entity to Hoya Intermediate primarily resulted in the recognition of incremental deferred tax expense, which is recognized in Income tax expense (benefit) in the Consolidated Statements of Operations.

The following table presents potentially dilutive securities that are excluded from the computation of diluted net income per share of Class A common stock for the years ended December 31, 2024, 2023, and 2022 that could potentially dilute earnings per share in the future:

	Years Ended December 31,
	2024	2023	2022
RSUs	4,568,900	734,588	1,224,919
Stock options	7,401,783	8,807,848	6,300,837
Public Warrants and Private Warrants	13,286,644	13,286,644	13,286,644
Exercise Warrants	34,000,000	34,000,000	17,000,000
Intermediate Warrants	4,000,000	4,000,000	6,000,000

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

23. Subsequent Events

On February 5, 2025, we amended the 2024 First Lien Loan to reprice all $393.0 million of the then-outstanding balance, reducing the applicable interest thereon to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The amendment did not materially change any of the other terms and conditions of the 2024 First Lien Loan; accordingly, except as set forth in the preceding sentence, the repriced 2024 First Lien Loan has the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as described under “2024 First Lien Loan” in Note 13, Long-Term Debt – Net.

Item 9. Changes in Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024 due to the material weakness in our internal control over financial reporting described below.

Internal Control Over Financial Reporting

Material Weakness and Remediation Activities

We previously identified and disclosed deficiencies in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) related to the implementation of segregation of duties as part of our control activities, the establishment of clearly defined roles within our finance and accounting functions, and the number of personnel in those functions with an appropriate level of technical accounting and SEC reporting experience, which, in the aggregate, constitute a material weakness.

Management, with the participation of our Board and its Audit Committee, began the implementation of remediation activities in 2022 and has since continued to develop and implement additional remediation activities. We believe significant progress has been made in our remediation efforts, which during the year ended December 31, 2024 included:

•
implementing segregation of duties over business process and information technology control activities;
•
establishing clearly defined roles within our finance and accounting functions;
•
increasing the number of personnel in our finance and accounting functions that have an appropriate level of technical accounting and SEC reporting experience; and
•
designing and implementing additional internal controls.

While not yet remediated, management believes that the measures described above will remediate the material weakness and strengthen our overall internal control over financial reporting. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We continue to devote significant time and attention to these efforts.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) for us. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness in our internal control over financial reporting described above.

Changes In Internal Control Over Financial Reporting

On September 8, 2023 and November 3, 2023, we completed our acquisitions of Wavedash and Vegas.com, respectively. During 2024, as we integrated Wavedash and Vegas.com into our overall internal control over financial reporting process, we incorporated internal controls over significant processes specific to Wavedash and Vegas.com that we believe to be appropriate and necessary.

Except with respect to our continuing remediation activities and the changes resulting from the integration of Wavedash and Vegas.com into our overall internal control over financial reporting process, each as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors and executive officers is included in Part I, Item 1 of this Report.

Our Board has adopted a written Code of Business Conduct & Ethics (the “Code”), which applies to all of our directors, officers, and employees and is available on our Investor Relations website, investors.vividseats.com. We intend to satisfy the disclosure requirements regarding any applicable amendment to or waiver from the Code by posting such information on our Investor Relations website rather than by filing a Current Report on Form 8-K.

All other information required by this item will be included in the definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this item will be included in the definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the definitive proxy statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

See Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in our audited consolidated financial statements and accompanying notes included in Part II, Item 8 of this Report.

(a)(3) Exhibits.

The following table lists the documents that are required to be filed or furnished as exhibits to this Report.

Exhibits

Exhibit Number	Description	Incorporated by Reference			Filed / Furnished Herewith
		Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated April 21, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC, and Vivid Seats Inc.	S-4	2.1	5/28/2021
2.2

Purchase, Sale and Redemption Agreement, dated April 21, 2021, among Hoya Topco, LLC, Hoya Intermediate, LLC, Vivid Seats Inc., Crescent Mezzanine Partners VIB, L.P., Crescent Mezzanine Partners VIC, L.P., NPS/Crescent Strategic Partnership II, LP, CM7C VS Equity Holdings, LP, Crescent Mezzanine Partners VIIB, L.P., CM6B Vivid Equity, Inc., CM6C Vivid Equity, Inc., CM7C VS Equity, LLC, CM7B VS Equity, LLC, Crescent Mezzanine Partners VI, L.P., Crescent Mezzanine Partners VII, L.P., Crescent Mezzanine Partners VII (LTL), L.P., CBDC Universal Equity, Inc., Crescent Capital Group, LP, and Horizon Acquisition Corporation

		S-4	2.2	5/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC, and Vivid Seats Inc.	10-Q	2.3	11/15/2021
2.4	Agreement and Plan of Merger, dated November 3, 2023, among Vivid Seats Inc., Viva Merger Sub I, LLC, Viva Merger Sub II, LLC, VDC Holdco, LLC, the Unitholders named therein, and the Unitholders’ Representative named therein	8-K	2.1	11/7/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	Amended and Restated Bylaws	8-K	3.2	10/22/2021
3.3	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
4.1	Amended and Restated Warrant Agreement, dated October 14, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate	10-K	4.3	3/15/2022
4.4	Description of Capital Stock	10-K	4.4	3/15/2022

10.1	Hoya Intermediate, LLC Second Amended and Restated Limited Liability Company Agreement	10-K	10.38	3/7/2023
10.2	Stockholders’ Agreement, dated October 18, 2021, among Vivid Seats Inc., Hoya Topco, LLC, and Horizon Sponsor, LLC	8-K	10.1	10/22/2021
10.3	Amendment No. 1 to Stockholders’ Agreement, dated October 1, 2024, among Vivid Seats Inc., Hoya Topco, LLC, and Horizon Sponsor, LLC				*
10.4	Amended and Restated Registration Rights Agreement, dated October 18, 2021, among Vivid Seats Inc., Hoya Topco, LLC, and Horizon Sponsor, LLC	8-K	10.2	10/22/2021
10.5	Registration Rights and Lockup Agreement, dated November 3, 2023, among Vivid Seats Inc., TZP Capital Partners III-A (Blocker), L.P., TZP Capital Partners III, L.P., Michael Reichartz, and Adam White	8-K	10.1	11/7/2023
10.6	Tax Receivable Agreement, dated October 18, 2021, among Vivid Seats Inc., Hoya Intermediate, LLC, GTCR Management XI, LLC, Hoya Topco, LLC, and the Blocker TRA Holders named therein	8-K	10.3	10/22/2021
10.7	Private Warrant Agreement, dated October 18, 2021, between Vivid Seats Inc. and Hoya Topco, LLC	8-K	10.6	10/22/2021
10.8	Letter Agreement Re Private Warrant Agreement, dated December 7, 2023, between Vivid Seats Inc. and Hoya Topco, LLC	10-K	10.41	3/8/2024
10.9	Amended and Restated Warrant Agreement, dated October 14, 2021, between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
10.10	Private Warrant Agreement, dated October 15, 2021, between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.8	10/22/2021
10.11	Private Warrant Agreement, dated October 15, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.9	10/22/2021
10.12	Private Warrant Agreement ($10.00 exercise price) dated, October 18, 2021, between Hoya Intermediate, LLC and Hoya Topco, LLC	8-K	10.10	10/22/2021
10.13	Private Warrant Agreement ($15.00 exercise price), dated October 18, 2021, between Hoya Intermediate, LLC and Hoya Topco, LLC	8-K	10.11	10/22/2021
10.14	Letter Agreement Re Private Warrant Agreements ($10.00 and $15.00 exercise prices), dated December 7, 2023, between Hoya Intermediate, LLC and Hoya Topco, LLC	10-K	10.42	3/8/2024
10.15	Form of Subscription Agreement	S-4/A	10.4	9/23/2021
10.16#	Form of Indemnification Agreement	8-K	10.5	10/22/2021
10.17#	2021 Incentive Award Plan	S-8	99.1	10/18/2021
10.18#	First Amendment to 2021 Incentive Award Plan	8-K	10.1	2/9/2024
10.19#	2021 Employee Stock Purchase Plan	S-8	99.2	10/18/2021
10.20#	Form of Restricted Stock Unit Grant Notice and Agreement	S-8	99.3	10/18/2021

10.21#	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement	S-8	99.4	10/18/2021
10.22#	Form of Stock Option Grant Notice and Agreement	S-8	99.5	10/18/2021
10.23#	Form of Stock Option Cancellation Agreement	10-K	10.43	3/8/2024
10.24#	Non-Employee Director Compensation Policy				*
10.25#	Employment Agreement, dated August 9, 2021, among Stanley Chia, Vivid Seats Inc., and Vivid Seats LLC	S-4/A	10.14	8/16/2021
10.26#	Amendment to Employment Agreement, dated June 26, 2024, among Stanley Chia, Vivid Seats Inc., and Vivid Seats LLC	10-Q	10.2	8/6/2024
10.27#	Employment and Restrictive Covenants Agreement, dated April 1, 2020, between Lawrence Fey and Vivid Seats LLC	S-4/A	10.19	8/16/2021
10.28#	Employment Agreement, dated August 9, 2021, among Lawrence Fey, Vivid Seats Inc., and Vivid Seats LLC	S-4/A	10.18	8/16/2021
10.29#	Amendment to Employment Agreement, dated June 26, 2024, among Lawrence Fey, Vivid Seats Inc., and Vivid Seats LLC	10-Q	10.3	8/6/2024
10.30#	Employment Agreement, dated August 13, 2021, among Riva Bakal, Vivid Seats Inc., and Vivid Seats LLC				*
10.31#	Amendment to Employment Agreement, dated June 26, 2024, among Riva Bakal, Vivid Seats Inc., and Vivid Seats LLC				*
10.32	Form of Redemption, Repurchase and Cancellation Agreement	10-Q	10.4	8/6/2024
10.33	Office Lease, dated December 21, 2021, between Vivid Seats LLC and BSREP II SS Chicago LLC	8-K	10.1	12/22/2021
10.34	First Amendment to Office Lease, dated April 16, 2024, between Vivid Seats LLC and BSREP II SS Chicago LLC				*
10.35	First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	S-4/A	10.7	7/7/2021
10.36	Amendment No. 1 to First Lien Credit Agreement, dated March 28, 2018, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	S-4/A	10.8	7/7/2021
10.37	Amendment No. 2 to First Lien Credit Agreement, dated July 2, 2018, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	S-4/A	10.9	7/7/2021
10.38	Amendment No. 3 to First Lien Credit Agreement, dated May 22, 2020, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	S-4/A	10.10	7/7/2021
10.39	Amendment No. 4 to First Lien Credit Agreement, dated February 3, 2022, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	8-K	10.1	2/7/2022
10.40	Amendment No. 5 to First Lien Credit Agreement, dated June 14, 2024, among Hoya Midco, LLC, Hoya Intermediate, LLC,	8-K	10.1	6/20/2024

Barclays Bank PLC, and the lenders and loan parties from time to time party thereto
10.41	Amendment No. 6 to First Lien Credit Agreement, dated February 5, 2025, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	8-K	10.1	2/11/2025
19.1	Insider Trading Policy				*
21.1	Subsidiaries				*
23.1	Consent of Deloitte & Touche LLP				*
24.1	Power of Attorney (included on the signature page of this Report)				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				*
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer				**
32.2	18 U.S.C. Section 1350 Certification of Principal Financial Officer				**
97.1	Compensation Recovery Policy	10-K	97.1	3/8/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan.

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

VIVID SEATS INC.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
(principal executive officer)
Date:	March 12, 2025

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stanley Chia and Lawrence Fey, jointly and severally, as their attorney-in-fact, with the power of substitution, in any and all capacities, to sign and file with the Securities and Exchange Commission any amendments to this report, together with all exhibits thereto and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact, or their substitute(s), may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stanley Chia	Chief Executive and Director	March 12, 2025
Stanley Chia	(principal executive officer)

/s/ Lawrence Fey	Chief Financial Officer	March 12, 2025
Lawrence Fey	(principal financial officer)

/s/ Edward Pickus	Chief Accounting Officer	March 12, 2025
Edward Pickus	(principal accounting officer)

/s/ Mark Anderson	Director	March 12, 2025
Mark Anderson

/s/ Todd Boehly	Director	March 12, 2025
Todd Boehly

/s/ Jane DeFlorio	Director	March 12, 2025
Jane DeFlorio

/s/ Craig Dixon	Director	March 12, 2025
Craig Dixon

/s/ David Donnini	Director	March 12, 2025
David Donnini

/s/ Julie Masino	Director	March 12, 2025
Julie Masino

/s/ Adam Stewart	Director	March 12, 2025
Adam Stewart

/s/ Martin Taylor	Director	March 12, 2025
Martin Taylor