Form 10-Q
period 2025-03-31
Vivid Seats Inc.
filed 2025-05-06
CIK 1856031

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, the registrant had outstanding 129,847,569 shares of Class A common stock, $0.0001 par value per share, net of treasury shares, and 76,225,000 shares of Class B common stock, $0.0001 par value per share.

forward-looking statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future events and the future results of Vivid Seats Inc. and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC, and Vivid Seats LLC (collectively, “we,” “us,” and “our”). Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “propose,” “seek,” “should,” “target,” “will,” and “would,” as well as similar expressions which predict or indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements.

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
•
Our ability to identify suitable acquisition targets, to complete planned acquisitions, and to realize the expected benefits of completed acquisitions and other strategic investments;
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

Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025 (our “2024 Form 10-K”), as well as in our press releases and other filings with the SEC.

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

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$199,471	$243,482
Restricted cash	1,222	1,166
Accounts receivable – net	56,862	48,315
Inventory – net	27,653	19,601
Prepaid expenses and other current assets	34,582	32,607
Total current assets	319,790	345,171
Property and equipment – net	13,815	12,567
Right-of-use assets – net	11,748	12,008
Intangible assets – net	228,057	233,116
Goodwill – net	945,301	943,119
Deferred tax assets – net	74,318	77,967
Investments	6,713	6,929
Other assets	5,796	5,219
Total assets	$1,605,538	$1,636,096
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Accounts payable	$226,416	$232,984
Accrued expenses and other current liabilities	162,801	165,047
Deferred revenue	23,113	23,804
Current maturities of long-term debt	3,950	3,950
Total current liabilities	416,280	425,785
Long-term debt – net	385,788	384,960
Long-term lease liabilities	18,217	18,731
TRA liability	149,967	155,720
Other liabilities	28,945	36,865
Total liabilities	999,197	1,022,061
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	225,627	352,922
Shareholders' equity:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 146,230,980 and 143,819,497 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	14	14
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 76,225,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	8	8
Additional paid-in capital	1,399,423	1,267,710
Treasury stock, at cost, 13,812,263 and 11,433,749 shares at March 31, 2025 and December 31, 2024, respectively	(82,485)	(75,568)
Accumulated deficit	(936,113)	(930,171)
Accumulated other comprehensive loss	(133)	(880)
Total shareholders' equity	380,714	261,113
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$1,605,538	$1,636,096

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$164,023	$190,852
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	44,525	49,583
Marketing and selling	64,112	67,745
General and administrative	48,082	42,366
Depreciation and amortization	11,625	10,483
Total costs and expenses	168,344	170,177
Income (loss) from operations	(4,321)	20,675
Interest expense – net	5,665	5,082
Other expense (income) – net	(4,154)	2,582
Loss on extinguishment of debt	801	—
Income (loss) before income taxes	(6,633)	13,011
Income tax expense	3,155	2,269
Net income (loss)	(9,788)	10,742
Net income (loss) attributable to redeemable noncontrolling interests	(3,846)	4,665
Net income (loss) attributable to Class A common stockholders	$(5,942)	$6,077
Net income (loss) per Class A common stock:
Basic	$(0.04)	$0.05
Diluted	$(0.05)	$0.04
Weighted average Class A common stock outstanding:
Basic	132,900,227	134,068,276
Diluted	209,125,227	210,909,861

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(9,788)	$10,742
Other comprehensive income (loss):
Foreign currency translation adjustment	1,215	(1,865)
Unrealized gain (loss) on Note	(39)	92
Total other comprehensive income (loss)	1,176	(1,773)
Comprehensive income (loss)	(8,612)	8,969
Net income (loss) attributable to redeemable noncontrolling interests	(3,846)	4,665
Other comprehensive income (loss) attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	443	(676)
Unrealized gain (loss) on Note attributable to redeemable noncontrolling interests	(14)	33
Total other comprehensive income (loss) attributable to redeemable noncontrolling interests	429	(643)
Comprehensive income (loss) attributable to Class A common stockholders	$(5,195)	$4,947

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data) (Unaudited)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances at January 1, 2024	$481,742	141,167,311	$14	76,225,000	$8	$1,096,430	(7,291,497)	$(52,586)	$(939,596)	$747	$105,017
Net income	4,665	—	—	—	—	—	—	—	6,077	—	6,077
Issuances of Class A common stock	—	961,573	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(79,905)	—	—	—	(462)	—	—	—	—	(462)
Deemed contributions from former parent	75	—	—	—	—	133	—	—	—	—	133
Equity-based compensation	—	—	—	—	—	8,439	—	—	—	—	8,439
Repurchases of Class A common stock	—	—	—	—	—	—	(715,000)	(4,120)	—	—	(4,120)
Tax distributions to redeemable noncontrolling interests	(3,654)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(643)	—	—	—	—	—	—	—	—	(1,130)	(1,130)
Subsequent remeasurement of redeemable noncontrolling interests	(25,597)	—	—	—	—	25,597	—	—	—	—	25,597
Balances at March 31, 2024	$456,588	142,048,979	$14	76,225,000	$8	$1,130,137	(8,006,497)	$(56,706)	$(933,519)	$(383)	$139,551

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balances at January 1, 2025	$352,922	143,819,497	$14	76,225,000	$8	$1,267,710	(11,433,749)	$(75,568)	$(930,171)	$(880)	$261,113
Net loss	(3,846)	—	—	—	—	—	—	—	(5,942)	—	(5,942)
Issuances of Class A common stock	—	2,729,928	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	10,935	—	—	—	—	10,935
Repurchases of Class A common stock	—	—	—	—	—	—	(2,378,514)	(6,917)	—	—	(6,917)
Tax distributions to redeemable noncontrolling interests	(1,689)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	429	—	—	—	—	—	—	—	—	747	747
Net settlement of equity incentive awards	—	(318,445)	—	—	—	(1,411)	—	—	—	—	(1,411)
Subsequent remeasurement of redeemable noncontrolling interests	(122,189)	—	—	—	—	122,189	—	—	—	—	122,189
Balances at March 31, 2025	$225,627	146,230,980	$14	76,225,000	$8	$1,399,423	(13,812,263)	$(82,485)	$(936,113)	$(133)	$380,714

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(9,788)	$10,742
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,625	10,483
Amortization of leases	324	412
Amortization of deferred financing costs	241	236
Equity-based compensation	10,751	8,488
Change in fair value of warrants	(3,115)	(460)
Loss on asset disposals	47	102
Change in fair value of derivative asset	350	37
Deferred income tax expense (benefit)	(1,464)	862
Non-cash interest expense (income) – net	173	(142)
Unrealized foreign currency loss (gain)	(2,041)	3,005
Loss on extinguishment of debt	801	—
Changes in operating assets and liabilities:
Accounts receivable – net	(8,367)	(11,448)
Inventory – net	(8,049)	(8,491)
Prepaid expenses and other current assets	(1,964)	(2,778)
Accounts payable	(6,943)	50,493
Accrued expenses and other current liabilities	(6,748)	(20,379)
Deferred revenue	(691)	(1,691)
Long-term lease liabilities	(560)	—
Other assets and liabilities – net	130	(306)
Net cash provided by (used in) operating activities	(25,288)	39,165
Cash flows from investing activities
Purchases of property and equipment	(1,836)	(92)
Purchases of personal seat licenses	(563)	(564)
Investments in developed technology	(4,526)	(4,631)
Purchases of seat images	(146)	—
Payments of Acquired Domain Name Obligation	(500)	—
Net cash used in investing activities	(7,571)	(5,287)
Cash flows from financing activities
Payments of 2022 First Lien Loan	—	(688)
Payments of Shoko Chukin Bank Loan	—	(281)
Repurchases of Class A common stock	(5,992)	(3,105)
Payments of taxes related to net settlement of equity incentive awards	(1,411)	(462)
Payments of liabilities under TRA	(4,005)	(77)
Payments of 2024 First Lien Loan	(76,986)	—
Proceeds from 2025 First Lien Loan	76,986	—
Payments of deferred financing costs and other debt-related expenses	(162)	—
Net cash used in financing activities	(11,570)	(4,613)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	474	(820)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(43,955)	28,445
Cash, cash equivalents, and restricted cash – beginning of period	244,648	132,434
Cash, cash equivalents, and restricted cash – end of period	$200,693	$160,879
Supplemental disclosures of cash flow information
Cash paid for interest	$7,749	$6,074
Cash paid for income taxes	$1,286	$623
Cash paid for operating lease liabilities	$897	$664

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

Supplemental disclosures of non-cash investing and financing activities
Repurchases of Class A common stock recorded in Accrued expenses and other current liabilities	$925	$1,015
Equity-based compensation expense related to capitalized development costs	$184	$—
Tax distributions to redeemable noncontrolling interests recorded in Accrued expenses and other current liabilities	$1,689	$—

The accompanying notes are an integral part of these financial statements.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

1. Background and Basis of Presentation

Vivid Seats Inc. (“VSI”) and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC, and Vivid Seats LLC (collectively, “we,” “us,” and “our”), provide an online ticket marketplace that enables ticket buyers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages. In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners within our online ticket marketplace, while enabling ticket sellers and partners to seamlessly manage their operations. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own.

We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements. In our opinion, these condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods presented and are of a normal, recurring nature. The results reflected in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read together with the audited annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 12, 2025. These condensed consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2. New Accounting Standards

Issued Accounting Standards Adopted

Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are to be applied retrospectively to all prior reporting periods presented in an entity’s financial statements. We adopted these requirements during the year ended December 31, 2024 with no material impact on our consolidated financial statements, other than the impact thereof on our segment reporting footnote. See Note 4, Segment Reporting, for more information.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting—Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) included within income statement expense captions. The amendments will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

issuance. The amendments are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adopting the amendments on our future consolidated financial statements.

3. Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. As discussed in Note 4, Segment Reporting, we have two operating and reportable segments: Marketplace and Resale.

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners within our online ticket marketplace, through which we earn revenue processing ticket sales for live events and attractions and from facilitating the booking of hotel rooms and packages.

The following table presents Marketplace revenues by business model for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Owned Properties revenues	$109,232	$126,571
Private Label Offering revenues	24,508	33,441
Marketplace revenues	$133,740	$160,012

The following table presents Marketplace revenues by event category for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Concert revenues	$58,154	$68,029
Sport revenues	38,598	47,348
Theater revenues	31,533	37,907
Other revenues	5,455	6,728
Marketplace revenues	$133,740	$160,012

In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own. Resale revenues were $30.3 million and $30.8 million during the three months ended March 31, 2025 and 2024, respectively.

At March 31, 2025, Deferred revenue in the Condensed Consolidated Balance Sheets was $23.1 million, which primarily relates to our rewards loyalty program that allows enrolled ticket buyers on Vivid Seats-branded properties to earn reward credits to spend on future orders and experience even more of their favorite events. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue within the next seven years.

At December 31, 2024, $23.8 million was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets, of which $5.2 million was recognized as revenue during the three months ended March 31, 2025. At December 31, 2023, $34.7 million was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets, of which $8.5 million was recognized as revenue during the three months ended March 31, 2024.

4. Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. Our CODM is our Chief Executive Officer.

We have determined that we have two operating and reportable segments: Marketplace and Resale. In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners within our online ticket marketplace, through which we earn revenue processing ticket sales for live events and attractions and

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

from facilitating the booking of hotel rooms and packages. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own.

For both segments, our CODM uses contribution margin (defined as revenues less cost of revenues and marketing and selling expenses) as a means to allocate resources, evaluate performance, and make strategic decisions during the annual budgeting and forecasting process.

Cost of revenues largely consist of payment processing fees for our Marketplace segment and ticket costs for our Resale segment. Marketing and selling expenses, which exclusively relate to our Marketplace segment, almost entirely consist of advertising costs. Most advertising costs are aimed towards acquiring new customers online through paid search engine marketing, fees paid to our advertising affiliates and distributors, and other various digital marketing activities. However, to a lesser extent, advertising costs are also aimed towards acquiring new customers offline through traditional media channels, advertising agency costs, and partnership expenses with teams and other media partners.

We do not report our assets, capital expenditures, general and administrative expenses, or depreciation and amortization expenses by segment because our CODM does not use this information to evaluate the performance of our operating segments.

The following tables summarize our segment information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Marketplace	Resale	Total
Revenues	$133,740	$30,283	$164,023
Cost of revenues (exclusive of depreciation and amortization shown separately below)	20,999	23,526	44,525
Marketing and selling:
Online advertising	59,199	—	59,199
Offline advertising	4,913	—	4,913
Total marketing and selling	64,112	—	64,112
Contribution margin	48,629	6,757	55,386
General and administrative			48,082
Depreciation and amortization			11,625
Loss from operations			(4,321)
Interest expense – net			5,665
Other income – net			(4,154)
Loss on extinguishment of debt			801
Loss before income taxes			$(6,633)

	Three Months Ended March 31, 2024
	Marketplace	Resale	Total
Revenues	$160,012	$30,840	$190,852
Cost of revenues (exclusive of depreciation and amortization shown separately below)	26,141	23,442	49,583
Marketing and selling:
Online advertising	61,904	—	61,904
Offline advertising	5,841	—	5,841
Total marketing and selling	67,745	—	67,745
Contribution margin	66,126	7,398	73,524
General and administrative			42,366
Depreciation and amortization			10,483
Income from operations			20,675
Interest expense – net			5,082
Other expense – net			2,582
Income before income taxes			$13,011

Substantially all of our sales occur and assets reside in the United States.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

5. Accounts Receivable - Net

The following table presents the major components of accounts receivable at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Uncollateralized payment processor obligations	$34,643	$28,740
Due from ticket sellers for cancellation charges	8,073	6,835
Due from distribution partners for cancellation charges	13,659	13,308
Event insurance and other commissions receivable	6,154	4,980
Other trade receivables	6,670	6,437
Accounts receivable	69,199	60,300
Less: allowance for credit losses	(12,337)	(11,985)
Accounts receivable – net	$56,862	$48,315

Accounts receivable is recorded net of allowance for credit losses. As of March 31, 2025 and December 31, 2024, we had recorded a cumulative allowance for credit losses of $12.3 million and $12.0 million, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to buyers. The allowance for credit losses increased during the three months ended March 31, 2025 to reflect larger amounts due from distribution partners that are unlikely to be collected based on actual store credit usage.

There were no write-offs during the three months ended March 31, 2025 and 2024.

6. Prepaid Expenses and Other Current Assets

The following table presents the major components of prepaid expenses and other current assets at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Recovery of future customer compensation	$21,355	$20,335
Prepaid expenses	8,165	7,388
Other current assets	5,062	4,884
Prepaid expenses and other current assets	$34,582	$32,607

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs increased by $1.0 million at March 31, 2025 compared to December 31, 2024, primarily due to an increase in estimated future event cancellations. A related provision for expected compensation to customers is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

7. Goodwill – Net and Intangible Assets – Net

Goodwill – Net

The following table summarizes the change in the carrying amount of goodwill during the three months ended March 31, 2025 (in thousands):

Goodwill – Net
Balance at December 31, 2024	$943,119
Foreign currency translation adjustment	2,182
Balance at March 31, 2025	$945,301

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Goodwill, which entirely relates to our Marketplace segment, is recorded net of foreign currency translation adjustments and impairment. As of March 31, 2025 and December 31, 2024, we had recorded cumulative impairment charges of $377.1 million related to our goodwill.

Intangible Assets – Net

The following table presents the major classes of intangible assets at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Definite-lived intangible assets
Supplier relationships	$57,123	$57,123
Customer relationships	34,620	34,620
Acquired developed technology	29,240	29,240
Capitalized development costs	52,310	46,293
Capitalized development costs – work in progress	5,826	6,839
Acquired Domain Name	17,348	17,348
Seat images	493	347
Foreign currency translation adjustment	(418)	(1,891)
Total gross book value	196,542	189,919
Less: accumulated amortization
Supplier relationships	(19,341)	(16,048)
Customer relationships	(16,687)	(14,053)
Acquired developed technology	(11,896)	(10,025)
Capitalized development costs	(30,686)	(27,325)
Acquired Domain Name	(223)	(88)
Seat images	(61)	(26)
Foreign currency translation adjustment	(101)	357
Total accumulated amortization	(78,995)	(67,208)
Indefinite-lived intangible assets
Trademarks	110,538	110,538
Foreign currency translation adjustment	(28)	(133)
Intangible assets – net	$228,057	$233,116

Definite-lived intangible assets are recorded net of foreign currency translation adjustments and accumulated amortization. Indefinite-lived intangible assets, which entirely relate to our trademarks, are recorded net of foreign currency translation adjustments and impairment. At March 31, 2025 and December 31, 2024, we had recorded cumulative impairment charges of $78.7 million related to our indefinite-lived intangible assets.

In October 2024, we acquired a domain name that we had previously licensed (the “Acquired Domain Name”). In exchange for the Acquired Domain Name, we are required to disburse monthly interest-free cash payments totaling $31.4 million through June 2040 (the “Acquired Domain Name Obligation”).

We account for the Acquired Domain Name as a definite-lived intangible asset under ASC Topic 350, Intangibles—Goodwill and Other. The acquisition cost of the Acquired Domain Name was $17.3 million, which will be amortized over a total period of 15.6 years (the “Acquired Domain Name Term”). As of March 31, 2025 and December 31, 2024, the Acquired Domain Name had a carrying value of $17.1 million and $17.3 million, respectively, which is recorded in Intangible assets – net in the Condensed Consolidated Balance Sheets.

We account for the Acquired Domain Name Obligation as a liability for which interest will accrue over the Acquired Domain Name Term at an effective interest rate of 8.6% per annum. As of March 31, 2025 and December 31, 2024, the Acquired Domain Name Obligation had a carrying value of $17.0 million and $17.2 million, respectively, $0.6 million of which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Sheets. The remaining $16.4 million and $16.6 million, respectively, is recorded in Other liabilities in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, we incurred $0.4 million of interest for the Acquired Domain Name Obligation, which is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2025, the carrying amount of our intangible assets decreased primarily as a result of increased accumulated amortization on our definite-lived intangible assets and lower spending on capitalized development activities during the period. Amortization expense on our definite-lived intangible assets during the three months ended March 31, 2025 and 2024 was $11.0 million and $10.0 million, respectively, which is recorded in Depreciation and amortization expenses in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2024, we incurred a loss of $0.1 million on asset disposals related to our definite-lived intangible assets, which is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations. We did not incur a loss on asset disposals related to our definite-lived intangible assets during the three months ended March 31, 2025.

8. Investments and Fair Value measurements

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

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities. The Note is classified as an available-for-sale security and is recorded at fair value with the change in unrealized gains and losses reported as a separate component on the Condensed Consolidated Statements of Comprehensive Income (Loss) until realized. The Note’s unrealized loss during the three months ended March 31, 2025 and 2024 was less than $0.1 million and $0.1 million, respectively. The Note’s amortized cost was $3.5 million and $3.0 million at March 31, 2025 and December 31, 2024, respectively. We did not recognize any credit losses related to the Note during the three months ended March 31, 2025 and 2024.

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging, pursuant to which we record the derivative instrument in the Condensed Consolidated Balance Sheets at fair value with changes in fair value recognized in Other expense (income) – net in the Condensed Consolidated Statements of Operations on a recurring basis. The classification of the derivative instrument, including whether it should be recorded as an asset or a liability, is evaluated at the end of each reporting period.

Fair Value Measurements

We measure certain investment-related assets and liabilities at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables present investments recorded at fair value on a recurring basis by hierarchy level at March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2025
Note	$—	$—	$3,738	$3,738
Warrant	—	—	2,975	2,975
	$—	$—	$6,713	$6,713

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024
Note	$—	$—	$3,604	$3,604
Warrant	—	—	3,325	3,325
	$—	$—	$6,929	$6,929

The fair value of the Note is determined using the income approach, which consists entirely of Level 3 inputs. The estimated fair value of the Warrant is determined using the Black-Scholes option pricing model, which requires us to make assumptions and judgments about the variables used in the calculation related to the expected term, the expected volatility, the risk-free rate of interest, and the expected dividend yield. Because of the inherent uncertainty of these valuations, the estimated fair values of the Note and the Warrant may differ significantly from the fair values that would have been used had a ready market for the investments existed, the effects of which could be material.

The following table presents quantitative information about the significant unobservable inputs applied to the fair value measurements of the Note and the Warrant at March 31, 2025 and December 31, 2024:

		March 31,	December 31,
Asset	Significant Unobservable Inputs	2025	2024
Note	Expected term (years)	5.3	5.5
	Implied yield	21.2%	21.0%
Warrant	Expected term (years)	5.3	5.5
	Expected volatility	55.3%	59.0%
	Risk-free rate	4.1%	4.4%
	Expected dividend yield	0.0%	0.0%

The following table summarizes the changes in the carrying amounts of the Note and the Warrant (both of which are measured at fair value using Level 3 significant unobservable inputs) during the three months ended March 31, 2025 (in thousands):

	Note	Warrant
Balance at January 1, 2025	$3,604	$3,325
Accretion of discount	45	—
Interest paid-in-kind	128	—
Unrealized losses:
Recognized in net loss	—	(350)
Recognized in other comprehensive income	(39)	—
Total unrealized losses	(39)	(350)
Balance at March 31, 2025	$3,738	$2,975

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

9. Accrued Expenses and Other Current Liabilities

The following table presents the major components of accrued expenses and other current liabilities at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accrued marketing expense	$30,639	$30,573
Accrued customer credits	53,916	55,785
Accrued future customer compensation	27,412	26,614
Accrued payroll	4,396	10,128
Accrued operating expenses	19,885	16,193
Other current liabilities	26,553	25,754
Accrued expenses and other current liabilities	$162,801	$165,047

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

During the three months ended March 31, 2025 and 2024, $1.5 million of accrued customer credits were redeemed and we recognized revenue from breakage of $1.6 million and $2.1 million, respectively. Breakage amounts are recorded net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from event cancellation charges in the future. These provisions, which are based on historic experience, revenue volumes for future events, and our estimate of the likelihood of future event cancellations, are recognized as a component of Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations are recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. This estimated accrual could be impacted by future activity that differs from our estimates, the effects of which could be material.

During the three months ended March 31, 2025 and 2024, we recognized a net decrease in revenue of less than $0.1 million and $0.1 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

During the three months ended March 31, 2025 and 2024, accrued future customer compensation increased by $0.8 million and decreased by $1.6 million, respectively, primarily due to an increase in the estimate of future event cancellations as of March 31, 2025 and a decrease in the estimate of future event cancellations as of March 31, 2024.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

10. Long-Term Debt – Net

The following table presents the major components of long-term debt, net of unamortized debt issuance costs and current maturities, at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
2024 First Lien Loan	$—	$393,025
2025 First Lien Loan	393,025	—
Outstanding debt	393,025	393,025
Less: unamortized debt issuance costs	(3,287)	(4,115)
Long-term debt	389,738	388,910
Less: current maturities of long-term debt	(3,950)	(3,950)
Long-term debt – net	$385,788	$384,960

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

In October 2021, we made an early principal payment related to the 2017 First Lien Loan of $148.2 million in connection with, and using the proceeds from, the October 2021 transaction pursuant to which Horizon Acquisition Corporation (“Horizon”) merged with and into VSI (the “Merger Transaction”) and a related private investment in public equity.

2022 First Lien Loan

In February 2022, we repaid $190.7 million of the 2017 First Lien Loan and refinanced the remaining balance with a new $275.0 million term loan (the “2022 First Lien Loan”), which had an original maturity date of February 3, 2029, and added a $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027.

2024 First Lien Loan

In June 2024, we refinanced the remaining $269.5 million balance of the 2022 First Lien Loan with a new $395.0 million term loan (the “2024 First Lien Loan”), which had an original maturity date of February 3, 2029. The Revolving Facility was not impacted by the refinancing of the 2022 First Lien Loan with the 2024 First Lien Loan.

The 2024 First Lien Loan carried an interest rate equal to the secured overnight financing rate (“SOFR”) (subject to a 0.5% floor) plus a margin of 3.00%. The effective interest rate on the 2024 First Lien Loan was 7.9% per annum at December 31, 2024. Other than with respect to the interest rate, the 2024 First Lien Loan had the same material terms (including with respect to maturity, prepayment, security, covenants, and events of default) as the 2025 First Lien Term Loan (as defined in the “2025 First Lien Loan” section below).

2025 First Lien Loan

On February 5, 2025, we refinanced the remaining $393.0 million balance of the 2024 First Lien Loan with a new $393.0 million term loan (the “2025 First Lien Loan”), which has a maturity date of February 3, 2029. The Revolving Facility was not impacted by the refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan.

The terms of the 2025 First Lien Loan specify a SOFR-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when borrowings under the Revolving Facility exceed certain levels. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

domestic subsidiaries (collectively, the “Guarantors”). The 2025 First Lien Loan requires quarterly principal payments of $1.0 million. All obligations under the 2025 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets.

The 2025 First Lien Loan carries an interest rate equal to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The effective interest rate on the 2025 First Lien Loan was 6.8% per annum at March 31, 2025.

The 2025 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Because the fair value was estimated using quoted prices that are directly observable in the marketplace, it is estimated on a Level 2 basis. At March 31, 2025 and December 31, 2024, the fair values of the 2025 First Lien Loan and the 2024 First Lien Loan approximated their respective carrying values.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the 2025 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of March 31, 2025 and December 31, 2024, we were in compliance with all debt covenants related to the 2025 First Lien Loan and the 2024 First Lien Loan, respectively, and had no outstanding borrowings under the Revolving Facility.

In accordance with ASC Topic 470, Debt, we analyzed our outstanding balances with each lender both immediately before and after the repricing and determined that the refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan is partly accounted for as a debt modification (the “First Lien Loan Modification”), partly accounted for as a debt extinguishment (the “First Lien Loan Extinguishment”), and partly accounted for as an issuance of new debt (the “First Lien Loan Issuance”).

During the three months ended March 31, 2025, we (i) recognized an expense of $0.6 million for third-party fees incurred in relation to the First Lien Loan Modification, which is recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations; (ii) recognized an expense of $0.8 million for losses incurred in relation to the First Lien Loan Extinguishment, which is recorded in Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations; and (iii) capitalized $0.2 million of third-party fees incurred in relation to the First Lien Loan Issuance, which is recorded in Long-term debt – net in the Condensed Consolidated Balance Sheets.

Shoko Chukin Bank Loan

In connection with our acquisition of Wavedash Co., Ltd., we assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 million (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.3% per annum. In April 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety.

11. Financial Instruments

Public Warrants

In connection with the Merger Transaction, we issued to former warrant holders of Horizon warrants to purchase 18,132,776 shares of our Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”), 5,166,666 of which were issued to Horizon Sponsor, LLC (“Horizon Sponsor”). The Public Warrants are traded on the Nasdaq Stock Market under the symbol “SEATW.”

We may, in our sole discretion, reduce the exercise price of the Public Warrants to induce early exercise, provided that we provide at least five days’ advance notice. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may also be adjusted in certain circumstances, including in the event of a share dividend, recapitalization, reorganization, merger, or consolidation. In no event are we required to net cash settle the Public Warrants.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

As of March 31, 2025, there were 6,766,853 Public Warrants outstanding.

Private Warrants

In connection with the Merger Transaction, we issued to Horizon Sponsor warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share (the “Private Warrants”).

The Private Warrants have similar terms to the Public Warrants, with the most notable difference being that we are unable to redeem the Private Warrants.

As of March 31, 2025, there were 6,519,791 Private Warrants outstanding.

Exercise Warrants

In connection with the Merger Transaction, we issued to Horizon Sponsor (i) warrants to purchase 17,000,000 shares of our Class A common stock at an exercise price of $10.00 per share (the “$10 Exercise Warrants”) and (ii) warrants to purchase 17,000,000 shares of our Class A common stock at an exercise of $15.00 per share (the “$15 Exercise Warrants” and, together with the $10 Exercise Warrants, the “Exercise Warrants”).

The Exercise Warrants have similar terms to the Public Warrants, except that they have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable.

As of March 31, 2025, there were 34,000,000 Exercise Warrants outstanding (comprised of 17,000,000 $10 Exercise Warrants and 17,000,000 $15 Exercise Warrants).

Mirror Warrants

In connection with the Merger Transaction, Hoya Intermediate issued to us (i) warrants to purchase 17,000,000 of its common units (“Intermediate Units”) at an exercise price of $10.00 per unit (the “$10 Mirror Warrants”); (ii) warrants to purchase 17,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Mirror Warrants”); and (iii) warrants to purchase 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (the “$11.50 Mirror Warrants” and, together with the $10 Mirror Warrants and the $15 Mirror Warrants, the “Mirror Warrants”).

The Mirror Warrants have nearly identical terms to the Public, Private, and Exercise Warrants. Upon the valid exercise of a Public, Private, or Exercise Warrant, Hoya Intermediate will issue to us an equivalent number of Intermediate Units. Similarly, if a Public, Private, or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered.

Because the Public, Private, and Exercise Warrants are indexed to our equity and meet the equity classification guidance of ASC Topic 815-40, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, they are accounted for as a component of Shareholders' equity and recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheets. The Mirror Warrants eliminate in consolidation and do not impact the presentation of our condensed consolidated financial statements.

As of March 31, 2025, there were 47,286,644 Mirror Warrants outstanding (comprised of 17,000,000 $10 Mirror Warrants, 17,000,000 $15 Mirror Warrants, and 13,286,644 $11.50 Mirror Warrants).

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Intermediate Warrants

In connection with the Merger Transaction, Hoya Intermediate issued to Hoya Topco, LLC (“Hoya Topco”) (i) warrants to purchase 3,000,000 Intermediate Units at an exercise price of $10.00 per unit (the “$10 Intermediate Warrants”) and (ii) warrants to purchase 3,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Intermediate Warrants” and, together with the $10 Intermediate Warrants, the “Intermediate Warrants”).

Upon the valid exercise of an Intermediate Warrant for Intermediate Units, we will issue an equivalent number of shares of our Class B common stock to Hoya Topco. Because the Intermediate Warrants allow for cash redemption at the option of the warrant holder, they are recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

As of March 31, 2025, there were 4,000,000 Intermediate Warrants outstanding (comprised of 2,000,000 $10 Intermediate Warrants and 2,000,000 $15 Intermediate Warrants).

The following table presents quantitative information about the significant unobservable inputs applied to the fair value measurement of the Intermediate Warrants at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
Significant Unobservable Inputs	2025	2024
Expected term (years)	6.6	6.8
Expected volatility	56.0%	52.0%
Risk-free rate	4.1%	4.5%
Expected dividend yield	0.0%	0.0%

During the three months ended March 31, 2025 and 2024, the fair value of the liability related to the Intermediate Warrants decreased by $3.1 million and $0.5 million, respectively, for which we recognized a gain in each period. Gains and losses related to the change in fair value of the Intermediate Warrants are recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations.

12. Equity

Share Repurchase Program

On February 29, 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of our Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced on March 5, 2024 and does not have a fixed expiration date.

During the three months ended March 31, 2025, we repurchased 2.4 million shares of our Class A common stock under the Share Repurchase Program, for which we paid $6.0 million and incurred less than $0.1 million of commissions and excise taxes. As of March 31, 2025, we recognized a liability of $0.9 million related to unpaid share repurchases, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Cumulatively as of March 31, 2025, we have repurchased 6.5 million shares of our Class A common stock under the Share Repurchase Program, for which we have paid $28.8 million and incurred $0.3 million of commissions and excise taxes. As of March 31, 2025, $70.3 million remained available for future repurchases under the Share Repurchase Program.

Share repurchases are accounted for as equity transactions and are recorded in Treasury stock in the Condensed Consolidated Balance Sheets.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Accumulated Other Comprehensive Loss

The following table summarizes the changes in each major component of accumulated other comprehensive loss attributable to Class A common stockholders during the three months ended March 31, 2025 (in thousands):

	Accumulated Unrealized Gain on Note	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balances at January 1, 2025	$181	$(1,061)	$(880)
Recognized in other comprehensive income	(25)	772	747
Balances at March 31, 2025	$156	$(289)	$(133)

13. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in management’s opinion, could have a material effect on our business, financial position, or results of operations other than those matters discussed below.

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in August 2020. In January 2022, we issued coupons to certain members of the class. Other members of the class were notified in 2022 that they were eligible to submit a claim for a coupon. As of March 31, 2025 and December 31, 2024, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We were a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. A final order approving the settlement of this lawsuit was entered by the court on January 29, 2025, pursuant to which $0.3 million was paid to cover approved claims and legal and administrative fees. This amount, which was covered in full by insurance, was paid on March 28, 2025. As of March 31, 2025, we had no accrued liability related to this matter. As of December 31, 2024, a liability of $0.3 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this matter.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

As of March 31, 2025 and December 31, 2024, a liability of $3.6 million and $7.5 million, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to uncollected indirect taxes (including sales taxes). This liability is inclusive of both U.S. and foreign jurisdictions where we believe it is probable we should remit but have not collected all required amounts from customers and is reduced by abatements received. The net benefit (inclusive of any abatements and other liability reductions related to uncollected indirect taxes, including sales taxes) during the three months ended March 31, 2025 and 2024 was $1.8 million and $2.7 million, respectively, which is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Sponsorship Loan

In August 2024, we and a privately held company entered into a sponsorship and custom content partnership agreement that provides us with various marketing services in exchange for our issuance of an interest-free loan payable in installments that could total a maximum of $5.0 million (the “Sponsorship Loan”). We account for the Sponsorship Loan as a note receivable in accordance with ASC Topic 310, Receivables. In August 2024, we disbursed $2.0 million of the Sponsorship Loan (the “2024 Sponsorship Loan”). If certain conditions are met, we will issue an additional interest-free $1.5 million loan in each of September 2025 and September 2026. While there is no stated maturity date for the 2024 Sponsorship Loan, we are entitled to a portion of advertising revenue received by the counterparty until the 2024 Sponsorship Loan is repaid in full.

The 2024 Sponsorship Loan had a carrying value of $1.8 million as of March 31, 2025 and December 31, 2024, which is recorded in Other assets in the Condensed Consolidated Balance Sheets. Additionally, we recognized less than $0.1 million of imputed interest income for the 2024 Sponsorship Loan during the three months ended March 31, 2025, which is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

14. Related-Party Transactions

Viral Nation

Viral Nation Inc. (“Viral Nation”) is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of our Board, serves on the board of directors of Viral Nation and is the Co-Founder, Chairman, and Chief Executive Officer of Eldridge Industries, LLC (“Eldridge”), which owns greater than 10% of Viral Nation. For Viral Nation’s services, we incurred an expense of $0.3 million during the three months ended March 31, 2024, which is recorded in Marketing and selling expenses in the Condensed Consolidated Statements of Operations. We did not incur an expense for Viral Nation's services during the three months ended March 31, 2025.

Khoros

Khoros, LLC (“Khoros”) is a social media engagement and management platform. Martin Taylor, a member of our Board, is a Senior Managing Director at Vista Equity Partners, which is one of our investors and a majority owner of Khoros. In relation to a strategic partnership with Khoros, we incurred an expense of less than $0.1 million during the three months ended March 31, 2025, which is recorded in Marketing and selling expenses in the Condensed Consolidated Statements of Operations, and recognized a prepaid expense of $0.1 million as of March 31, 2025, which is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. We did not incur an expense in relation to this strategic partnership during the three months ended March 31, 2024, nor did we recognize a prepaid expense in relation to this strategic partnership as of December 31, 2024.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate unitholders in October 2021. For more information, see “Tax Receivable Agreement” in Note 15, Income Taxes.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

15. Income Taxes

Income Tax Expense

During the three months ended March 31, 2025 and 2024, we recorded an income tax expense in continuing operations of $3.2 million and $2.3 million, respectively. Our effective income tax rate differed from the 21% U.S. federal statutory rate due to a redeemable noncontrolling interests adjustment for VSI’s allocable share of Hoya Intermediate’s income (loss), state taxes, equity-based compensation, and limitations on compensation deductions.

Deferred Tax Assets – Net

As of March 31, 2025 and December 31, 2024, our deferred tax assets were primarily the result of our investment in partnership, the TRA, net operating losses, interest limitations, and tax credit carryforwards. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. Certain tax attributes remain subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 as a result of the historical acquisitions. We maintain a partial valuation allowance on our investments in partnership related to the portion of the basis difference that we do not expect to realize on a more likely than not basis.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate unitholders that provides for our payment to such unitholders of 85% of the amount of any tax savings that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to: (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units; (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate or its subsidiaries; and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of March 31, 2025, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $183.3 million. Under this scenario, we would be required to pay approximately 85% of such amount, or $155.8 million, primarily over the next 14 years. As of March 31, 2025, $5.8 million is expected to be due within the next 12 months and is recorded as a current liability in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

16. Equity-Based Compensation

Our 2021 Incentive Award Plan, as amended (the “2021 Plan”) was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors, non-employee directors, and consultants. The 2021 Plan became effective in October 2021 upon consummation of the Merger Transaction, and the First Amendment to the 2021 Plan became effective on February 5, 2024.

RSUs

Restricted stock units (“RSUs”) are awards that are denominated in a hypothetical equivalent number of shares of our Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU converts into shares of our Class A Common stock upon vesting.

During the three months ended March 31, 2025 and 2024, we granted to certain employees 12.7 million and 8.1 million RSUs, respectively, at a weighted average grant date fair value of $2.81 per share and $5.34 per share, respectively. RSUs granted to employees vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

During the three months ended March 31, 2025, we granted to certain consultants less than 0.1 million RSUs at a weighted average grant date fair value of $2.81 per share. We did not grant any RSUs to consultants during the three months ended March 31, 2024. RSUs granted to consultants either fully vest on the first anniversary of the grant date or in equal annual installments over three years, in each case subject to the consultant’s continued service through the applicable vesting date.

The following tables summarize the total activity for RSUs during the three months ended March 31, 2025 and 2024 (in thousands, except per RSU data):

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2024	11,777	$5.61
Granted	12,711	2.81
Forfeited	(52)	5.61
Vested	(2,716)	5.70
Unvested at March 31, 2025	21,720	$3.96

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2023	3,866	$8.35
Granted	8,126	5.34
Forfeited	(59)	7.79
Vested	(962)	7.88
Unvested at March 31, 2024	10,971	$6.16

Stock Options

Stock options provide for the purchase of shares of our Class A common stock in the future at an exercise price set on the grant (or modification) date. Our stock option awards vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining options vesting on a quarterly basis thereafter. Stock options granted to employees have a contractual term of ten years from the grant date, subject to the employee’s continued service through the applicable vesting date. Stock options granted to consultants have a contractual term of seven years from the grant date, subject to the consultant’s continued service through the applicable vesting date.

The following tables summarize the total activity for stock options during the three months ended March 31, 2025 and 2024 (in thousands, except price per option data):

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	8,102	$8.11	7.7	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Cancelled	—	—
Outstanding at March 31, 2025	8,102	$8.11	7.4	$—
Vested and exercisable at March 31, 2025	6,180	$7.43

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,807	$8.02	9.0	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Cancelled	—	—
Outstanding at March 31, 2024	8,807	$8.02	9.0	$—

Hoya Topco Profits Interests and Phantom Units

Prior to the Merger Transaction, certain members of management received equity-based compensation awards for profits interests in Hoya Topco in the form of incentive units, phantom units, Class D Units, and Class E Units. Each incentive unit vests ratably over five years and accelerates upon a change in control of Hoya Topco.

In June 2024, the Board of Managers of Hoya Topco approved (i) the redemption, repurchase, and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding profits interests held by our current employees and (ii) the repurchase and cancellation by Hoya Topco (using Hoya Topco’s funds) of all of its outstanding phantom units held by our employees. There was no equity-based compensation expense previously recognized related to the phantom units.

Hoya Topco had no outstanding profits interests or phantom units held by our current employees, and we had no unrecognized equity-based compensation expense related thereto, as of March 31, 2025.

Equity-Based Compensation Expense

During the three months ended March 31, 2025 and 2024, equity-based compensation expense related to RSUs was $8.8 million and $5.5 million, respectively. Unrecognized equity-based compensation expense relating to unvested RSUs as of March 31, 2025 was approximately $77.9 million, which is expected to be recognized over a weighted average period of approximately one year.

During the three months ended March 31, 2025 and 2024, equity-based compensation expense related to stock options was $2.2 million and $2.9 million, respectively. Unrecognized equity-based compensation expense relating to unvested stock options as of March 31, 2025 was $5.1 million, which is expected to be recognized over a weighted average period of less than one year.

During the three months ended March 31, 2024, equity-based compensation expense related to profits interests was $0.2 million. We did not recognize any equity-based compensation expense related to profits interests during the three months ended March 31, 2025 and there was no unrecognized equity-based compensation expense relating to profits interests as of March 31, 2025.

For the three months ended March 31, 2025 and 2024, equity-based compensation expense excludes $0.2 million related to capitalized development costs.

17. Earnings per Share

We calculate basic and diluted net income (loss) per share of our Class A common stock in accordance with ASC Topic 260, Earnings per Share. Because our Class B common stock does not have economic rights in VSI, it is not considered a participating security for basic and diluted net income (loss) per share, and we do not present basic and diluted net income (loss) per share of Class B common stock. However, holders of our Class B common stock are allocated income (loss) in Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Net income (loss) attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net income (loss) in each quarterly period by Hoya Topco’s weighted average percentage ownership of Intermediate Units during the period. Hoya Topco has the right to exchange its Intermediate Units for shares of our Class A common stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by our Board, which as of March 31, 2025 consisted of a majority of directors nominated by affiliates of Hoya Topco and GTCR, LLC pursuant to our stockholders’ agreement. The ability to put Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of our Class A common stock and is subject to our Board’s approval.

The following table presents the net income (loss) attributable to Hoya Topco’s redeemable noncontrolling interests for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)—Hoya Intermediate	$(10,553)	$12,870
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income (loss)	36.4%	36.2%
Net income (loss) attributable to Hoya Topco's redeemable noncontrolling interests	$(3,846)	$4,665

Net income (loss) attributable to Class A common stockholders–basic is calculated by subtracting the portion of Hoya Intermediate’s net income (loss) attributable to redeemable noncontrolling interests from our total net income (loss), which includes our net income (loss) for activities outside of our investment in Hoya Intermediate, including income tax expense for VSI’s portion of income (loss), as well as the full results of Hoya Intermediate on a consolidated basis.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents the computation of basic and diluted net income (loss) per share of Class A common stock for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator—basic
Net income (loss)	$(9,788)	$10,742
Less: net (income) loss attributable to redeemable noncontrolling interests	3,846	(4,665)
Net income (loss) attributable to Class A common stockholders—basic	(5,942)	6,077
Denominator—basic
Weighted average Class A common stock outstanding—basic	132,900,227	134,068,276
Net income (loss) per Class A common stock—basic	$(0.04)	$0.05

Numerator—diluted
Net income (loss) attributable to Class A common stockholders—basic	$(5,942)	$6,077
Weighted average effect of dilutive securities:
RSUs	—	4
Redeemable noncontrolling interests	(3,916)	3,248
Net income (loss) attributable to Class A common stockholders—diluted	(9,858)	9,329
Denominator—diluted
Weighted average Class A common stock outstanding—basic	132,900,227	134,068,276
Weighted average effect of dilutive securities:
RSUs	—	616,585
Redeemable noncontrolling interests	76,225,000	76,225,000
Weighted average Class A common stock outstanding—diluted	209,125,227	210,909,861
Net income (loss) per Class A common stock—diluted	$(0.05)	$0.04

Potential shares of our Class A common stock are excluded from the computation of diluted net income (loss) per share of Class A common stock if their effect would have been anti-dilutive for the three months ended March 31, 2025 and 2024 or if the issuance of shares is contingent upon events that did not occur by the end of the three months ended March 31, 2025 and 2024.

The following table presents potentially dilutive securities that are excluded from the computation of diluted net income (loss) per share of Class A common stock for the three months ended March 31, 2025 and 2024 that could potentially dilute earnings per share in the future:

	Three Months Ended March 31,
	2025	2024
RSUs	1,880,044	3,830,006
Stock Options	7,512,056	8,807,848
Public Warrants	6,766,853	6,766,853
Private Warrants	6,519,791	6,519,791
Exercise Warrants	34,000,000	34,000,000
Intermediate Warrants	4,000,000	4,000,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Report, as well as our audited consolidated financial statements and accompanying notes contained in our 2024 Form 10-K. This discussion contains forward-looking statements, which are subject to a number of risks and uncertainties, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this Report and our 2024 Form 10-K.

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

The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net income (loss), and adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Marketplace GOV*	$820,359	$1,028,477
Revenues	164,023	190,852
Net income (loss)	(9,788)	10,742
Adjusted EBITDA*	$21,721	$38,920

* See the “Key Business Metrics and Non-U.S. GAAP Financial Measure” section below for more information on Marketplace GOV and adjusted EBITDA, which is a financial measure not defined under accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Our Business Model

We operate our business in two segments: Marketplace and Resale.

Marketplace Segment

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners, for which we earn revenue from processing ticket sales for live events and facilitating the booking of hotel rooms and packages through our Owned Properties, which consists of (i) Vivid Seats; (ii) Wavedash Co., Ltd. (“Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan, which we acquired in September 2023; (iii) Vegas.com, LLC, an online ticket marketplace for live event enthusiasts exploring shows, attractions, tours, flights, and hotels in Las Vegas, which we acquired in November 2023; and (iv) Vivid Picks, a real-money daily fantasy sports mobile application where users partake in contests by making player picks from a wide selection of individual and player matchup projections across a variety of sports and through our Private Label Offering, which consists of numerous distribution partners. To a lesser extent, we also earn revenue from offering event insurance to ticket buyers. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

The amount of Marketplace revenue earned in a given period is primarily represented by service and delivery fees charged to ticket buyers. For Vivid Picks, the amount of Marketplace revenue earned in a given period is represented by the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives. For event insurance, the amount of Marketplace revenue earned in a given period is represented by referral fees charged to third-party insurance providers.

The main costs we incur in our Marketplace segment relate to developing and maintaining our online platform, providing back-office support and customer service, facilitating payments and deposits, and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

A key component of our online platform is Skybox, a proprietary enterprise resource planning (“ERP”) tool that is used by the majority of ticket sellers. Skybox is a free-to-use system that helps ticket sellers manage ticket inventories, adjust pricing, and fulfill orders across multiple ticket resale marketplaces. Professional ticket sellers use ERPs to manage their operations, and Skybox is their most widely adopted ERP.

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

The following table summarizes our key business metrics and non-U.S. GAAP financial measure for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Marketplace GOV(1)	$820,359	$1,028,477
Marketplace orders(2)	2,296	2,876
Resale orders(3)	105	99
Adjusted EBITDA(4)	$21,721	$38,920
(1)
Marketplace GOV represents the total transactional amount of Marketplace orders placed on our online platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during the period. During the three months ended March 31, 2025 and 2024, Marketplace GOV was negatively impacted by event cancellations in the amount of $15.5 million and $18.3 million, respectively.
(2)
Marketplace orders represent the volume of Marketplace-related transactions processed through our online platform in a period, net of event cancellations that occurred during the period. During the three months ended March 31, 2025 and 2024, our Marketplace segment experienced 42,353 and 50,049 event cancellations, respectively.
(3)
Resale orders represent the volume of Resale-related transactions processed through a given platform (including our own) in a period, net of event cancellations that occurred during the period. During the three months ended March 31, 2025 and 2024, our Resale segment experienced 885 and 872 event cancellations, respectively.
(4)
Adjusted EBITDA is a non-U.S. GAAP financial measure. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations and serves as a useful measure for making period-to-period comparisons of our business performance. See the “Adjusted EBITDA” section below for more information, including a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure.

Marketplace GOV

Marketplace GOV is a key driver of Marketplace revenue. Marketplace GOV represents the total transactional amount of Marketplace orders placed on our online platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations that occurred during the period. Marketplace GOV reflects our ability to attract and retain customers and provides insight into the overall health of the industry.

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
•
The length and team composition of sports playoff series and championship games; and
•
Event cancellations.

Marketplace GOV decreased by $208.1 million, or 20%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted primarily from lower order volumes in our Marketplace segment.

Marketplace Orders

Marketplace orders represent the volume of Marketplace-related transactions processed through our online platform in a period, net of event cancellations that occurred during the period. A Marketplace order can include one or more tickets, hotel rooms, or parking passes. Marketplace orders allow us to monitor transaction volume and better identify trends within our Marketplace segment.

Marketplace orders decreased by 0.6 million, or 20%,during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted primarily from a decrease in Marketplace orders.

Resale Orders

Resale orders represent the volume of Resale-related transactions processed through a given platform (including our own) in a period, net of event cancellations that occurred during the period. A Resale order can include one or more tickets or parking passes. Resale orders allow us to monitor transaction volume and better identify trends within our Resale segment.

Resale orders increased by less than 0.1 million, or 6%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted primarily from higher activity in our Resale segment.

Adjusted EBITDA

We present adjusted EBITDA, which is a non-U.S. GAAP financial measure, because it is a key measure used by analysts, investors, and others to evaluate companies in our industry. Adjusted EBITDA is also used by management to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

We believe adjusted EBITDA is a useful measure for understanding, evaluating, and highlighting trends in our operating results and for making period-to-period comparisons of our business performance because it excludes the impact of items that are outside of our control and/or not reflective of ongoing performance related directly to the operation of our business.

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with U.S. GAAP and may exclude certain recurring costs such as income tax expense, interest expense – net, depreciation and amortization, sales tax liabilities, transaction costs, equity-based compensation, litigation, settlements, and related costs, change in fair value of warrants, loss on asset disposals, change in fair value of derivative asset, unrealized foreign currency losses (gains), and loss on extinguishment of debt. In addition, other companies may calculate adjusted EBITDA differently than we do, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the U.S. GAAP amounts that are excluded from our presentation of adjusted EBITDA.

The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(9,788)	$10,742
Adjustments to reconcile net income (loss) to adjusted EBITDA:
Income tax expense	3,155	2,269
Interest expense – net	5,665	5,082
Depreciation and amortization	11,625	10,483
Sales tax liability(1)	(1,791)	(2,732)
Transaction costs(2)	5,709	1,901
Equity-based compensation(3)	10,751	8,488
Litigation, settlements, and related costs(4)	353	3
Change in fair value of warrants(5)	(3,115)	(460)
Loss on asset disposals(6)	47	102
Change in fair value of derivative asset(7)	350	37
Unrealized foreign currency losses (gains)(8)	(2,041)	3,005
Loss on extinguishment of debt(9)	801	—
Adjusted EBITDA	$21,721	$38,920

(1)
During the three months ended March 31, 2025 and 2024, we received abatements and recognized other liability reductions related to our obligation to remit uncollected indirect taxes (including sales taxes) in certain U.S. and foreign jurisdictions.
(2)
Consists of: (i) legal, accounting, tax, and other professional fees; (ii) personnel costs related to retention bonuses; (iii) integration costs; and (iv) other transaction-related expenses, none of which are considered indicative of our core operating performance. Costs in the three months ended March 31, 2025 primarily related to potential strategic transactions that were explored during the period, the refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan (each as defined herein), repurchases of our Class A common stock, and various strategic investments. Costs in three months ended March 31, 2024 primarily related to acquisitions and various strategic investments.
(3)
Costs in the three months ended March 31, 2025 primarily related to equity granted pursuant to our 2021 Incentive Award Plan, as amended (the “2021 Plan”), which is not considered indicative of our core operating performance. Costs in three months ended March 31, 2024 primarily related to equity granted pursuant to the 2021 Plan and profits interests issued prior to the October 2021 transaction pursuant to which Horizon Acquisition Corporation merged with and into us (the “Merger Transaction”), neither of which are considered indicative of our core operating performance.
(4)
Relates to external legal costs, settlement costs, and insurance recoveries that are unrelated to our core business operations.
(5)
Relates to the revaluation of warrants to purchase common units of Hoya Intermediate (“Intermediate Units”) held by Hoya Topco, LLC (“Hoya Topco”) following the Merger Transaction that are unrelated to our core business operations.
(6)
Relates to disposals of fixed assets, which are not considered indicative of our core operating performance.
(7)
Relates to the revaluation of derivatives recorded at fair value that are unrelated to our core business operations.

(8)
Relates to unrealized foreign currency losses (gains) resulting from the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date, which are not considered indicative of our core operating performance.
(9)
Relates to losses incurred during the three months ended March 31, 2025 in connection with the extinguishment of the 2024 First Lien Loan that are unrelated to our core business operations.

Key Factors Affecting Our Performance

Other than as set forth below, during the three months ended March 31, 2025, there were no material changes to the “Key Factors Affecting Our Performance” discussed in our 2024 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Macroeconomic Environment and Demand for Live Events

Consumer demand for live concert, sporting, and theater events is affected by discretionary consumer and corporate spending, which is impacted by, among other things, macroeconomic factors (e.g., unemployment levels, fuel prices, interest rates, and inflation) and changes in tax rates and tax laws. Changes in trade policy can also indirectly affect demand for live events. Recently enacted and proposed tariffs and trade policies of the United States and other countries have introduced uncertainty in the global economy. During periods of such uncertainty, or of actual or perceived unfavorable economic conditions, consumers may reallocate their discretionary spending or determine they have fewer funds available for discretionary spending. This can decrease demand for and attendance at live events, as well as reduce ticket sales, which would adversely affect our revenue and operating results. In addition, any decrease in tourism to the United States as a result of perceptions of U.S. policies could disproportionately affect our business, as many tourists are consumers of live events and substantially all of our sales occur in the United States.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table presents our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Revenues	$164,023	$190,852	$(26,829)	(14)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	44,525	49,583	(5,058)	(10)%
Marketing and selling	64,112	67,745	(3,633)	(5)%
General and administrative	48,082	42,366	5,716	13%
Depreciation and amortization	11,625	10,483	1,142	11%
Total costs and expenses	168,344	170,177	(1,833)	(1)%
Income (loss) from operations	(4,321)	20,675	(24,996)	(121)%
Interest expense – net	5,665	5,082	583	11%
Other expense (income) – net	(4,154)	2,582	(6,736)	(261)%
Loss on extinguishment of debt	801	—	801	100%
Income (loss) before income taxes	(6,633)	13,011	(19,644)	(151)%
Income tax expense	3,155	2,269	886	39%
Net income (loss)	(9,788)	10,742	(20,530)	(191)%
Net income (loss) attributable to redeemable noncontrolling interests	(3,846)	4,665	(8,511)	(182)%
Net income (loss) attributable to Class A common stockholders	$(5,942)	$6,077	$(12,019)	(198)%

Revenues

Total Revenues

The following table presents total revenues by segment for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Marketplace revenues	$133,740	$160,012	$(26,272)	(16)%
Resale revenues	30,283	30,840	(557)	(2)%
Total revenues	$164,023	$190,852	$(26,829)	(14)%

Total revenues decreased by $26.8 million, or 14%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted primarily from a decrease in Marketplace orders.

Marketplace Revenues

The following table presents Marketplace revenues by event category for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Concert revenues	$58,154	$68,029	$(9,875)	(15)%
Sport revenues	38,598	47,348	(8,750)	(18)%
Theater revenues	31,533	37,907	(6,374)	(17)%
Other revenues	5,455	6,728	(1,273)	(19)%
Marketplace revenues	$133,740	$160,012	$(26,272)	(16)%

Marketplace revenues decreased by $26.3 million, or 16%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted primarily from a decrease in Marketplace orders of 0.6 million, or 20%, partly offset by a higher Marketplace take rate (defined as Marketplace revenues divided by Marketplace GOV).

Marketplace cancellation charges, which generally have a negative impact on Marketplace revenues, represented a $5.3 million reduction to Marketplace revenues during the three months ended March 31, 2025 compared to a $9.2 million reduction to Marketplace revenues during the three months ended March 31, 2024. The decrease resulted primarily from lower payment-related chargeback activity primarily due to lower volume.

The following table presents Marketplace revenues by business model for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Owned Properties revenues	$109,232	$126,571	$(17,339)	(14)%
Private Label Offering revenues	24,508	33,441	(8,933)	(27)%
Marketplace revenues	$133,740	$160,012	$(26,272)	(16)%

The decrease in Owned Properties revenues during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 resulted primarily from a decrease in Marketplace orders partly offset by a higher Marketplace take rate.

The decrease in Private Label Offering revenues during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 resulted primarily from a decrease in Marketplace orders.

To a lesser extent, we also earn Marketplace revenue in the form of referral fees charged to third-party insurance providers in exchange for offering event insurance to ticket buyers. Marketplace revenue earned from referral fees during the three months ended March 31, 2025 and 2024 was $5.9 million and $6.8 million, respectively. The decrease resulted primarily from lower order volumes in our Marketplace segment.

Resale Revenues

Resale revenues decreased by $0.6 million, or 2%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Despite an increase in Resale orders, the decrease resulted primarily from a lower average order size per Resale order and higher Resale cancellation charges.

Resale cancellation charges, which generally have a negative impact on Resale revenues, represented a $0.5 million reduction to Resale revenues during the three months ended March 31, 2025 compared to a $0.3 million reduction to Resale revenues during the three months ended March 31, 2024.

Cost of Revenues

Total Cost of Revenues

The following table presents total cost of revenues by segment for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Marketplace cost of revenues	$20,999	$26,141	$(5,142)	(20)%
Resale cost of revenues	23,526	23,442	84	0%
Total cost of revenues	$44,525	$49,583	$(5,058)	(10)%

Total cost of revenues decreased by $5.1 million, or 10%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted primarily from a decrease in Marketplace orders.

Marketplace Cost of Revenues

Marketplace cost of revenues decreased by $5.1 million, or 20%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease, which was primarily due to the decrease in Marketplace orders, was consistent with the 20% decrease in Marketplace GOV during the same period.

Resale Cost of Revenues

Resale cost of revenues increased by $0.1 million, or 0%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Marketing and Selling

Total Marketing and Selling

The following table presents total marketing and selling expenses by advertising category for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Online advertising	$59,199	$61,904	$(2,705)	(4)%
Offline advertising	4,913	5,841	(928)	(16)%
Total marketing and selling	$64,112	$67,745	$(3,633)	(5)%

Total marketing and selling expenses, which are entirely attributable to our Marketplace segment, decreased by $3.6 million, or 5%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was not consistent with the 16% decrease in Marketplace revenues during the same period, primarily due to higher investment in digital performance marketing channels.

Online Advertising

Online advertising costs decreased by $2.7 million, or 4%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted from a decrease in Marketplace orders, partly offset by higher investment in digital performance marketing channels.

Offline Advertising

Offline advertising costs decreased by $0.9 million, or 16%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted primarily from lower activity in our traditional brand marketing channels.

Contribution Margin

Total Contribution Margin

The following table presents total contribution margin by segment for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Marketplace contribution margin	$48,629	$66,126	$(17,497)	(26)%
Resale contribution margin	6,757	7,398	(641)	(9)%
Total contribution margin	$55,386	$73,524	$(18,138)	(25)%

Total contribution margin decreased by $18.1 million, or 25%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted primarily from a lower contribution margin in our Marketplace segment.

Marketplace Contribution Margin

Marketplace contribution margin decreased by $17.5 million, or 26%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted primarily from a decrease in Marketplace orders and higher investment in digital performance marketing channels.

Resale Contribution Margin

Resale contribution margin decreased by $0.6 million, or 9%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease resulted primarily from lower average revenue per Resale order.

General and Administrative

Total General and Administrative

The following table presents total general and administrative expenses by category for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Personnel expenses	$33,275	$32,601	$674	2%
Sales and indirect taxes	(1,438)	(2,379)	941	40%
Other general and administrative	16,245	12,144	4,101	34%
Total general and administrative	$48,082	$42,366	$5,716	13%

Total general and administrative expenses increased by $5.7 million, or 13%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted primarily from an increase in professional services fees.

Personnel Expenses

Personnel expenses increased by $0.7 million, or 2%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted primarily from an increase in equity-based compensation expense.

Sales and Indirect Taxes

Expenses related to sales and indirect taxes increased by $0.9 million, or 40%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted primarily from lower abatements and other liability reductions related to our obligation to remit uncollected indirect taxes (including sales taxes) in certain U.S. and foreign jurisdictions.

Other General and Administrative

Other general and administrative expenses increased by $4.1 million, or 34%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted primarily from an increase in professional services fees.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.1 million, or 11%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted primarily from an increase in intangible assets as a result of our October 2024 acquisition of a domain name that we had previously licensed and, to a lesser extent, an increase in capitalized development activities related to our platform.

Interest Expense – Net

Interest expense – net increased by $0.6 million, or 11%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted primarily from lower interest income earned on our cash balances.

Other Income – Net

Other income – net increased by $6.7 million, or 261%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted primarily from unrealized foreign currency gains related to the remeasurement of non-operating assets and liabilities denominated in non-functional currencies on the balance sheet date and unrealized gains related to the fair value remeasurement of the warrants issued by Hoya Intermediate to Hoya Topco in connection with the Merger Transaction.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $0.8 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted entirely from the refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan.

Income Tax Expense

Income tax expense increased by $0.9 million, or 39%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase resulted primarily from equity-based compensation and limitations on compensation deductions.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of March 31, 2025, we had $199.5 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. During the three months ended March 31, 2025, we generated negative cash flows from operating activities.

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

In February 2022, we (i) repaid $190.7 million of the outstanding 2017 First Lien Loan and (ii) amended the 2017 First Lien Loan to refinance the remaining balance with a new $275.0 million term loan (the “2022 First Lien Loan”), add a $100.0 million revolving credit facility (the “Revolving Facility”) with a maturity date of February 3, 2027, replace the London Interbank Offered Rate (“LIBOR”)-based floating interest rate with a term secured overnight financing rate (“SOFR”)-based floating interest rate, and revise the springing financial covenant to require compliance with a first lien net leverage ratio when revolver borrowings exceed certain levels.

In June 2024, we amended the 2022 First Lien Loan to refinance the remaining balance with a $395.0 million term loan (the “2024 First Lien Loan”) with a maturity date of February 3, 2029 and revise the term SOFR-based floating interest rate.

On February 5, 2025, we amended the 2024 First Lien Loan to refinance the remaining balance with a new $393.0 million term loan (the “2025 First Lien Loan”) with a maturity date of February 3, 2029 and reduce the applicable interest thereon to the SOFR-based floating interest rate described below.

The 2025 First Lien Loan requires quarterly principal payments of $1.0 million. The Revolving Facility, which was unaffected by the refinancing of the 2022 First Lien Loan and the refinancing of the 2024 First Lien Loan, does not require periodic payments. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries (collectively, the “Guarantors”). All obligations under the 2025 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets. The 2025 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better).

In connection with our acquisition of Wavedash, we assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 million (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.3% per annum. In April 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety.

As of March 31, 2025, we had the 2025 First Lien Loan outstanding and we had no outstanding borrowings under the Revolving Facility.

Share Repurchase Program

On February 29, 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of our Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced on March 5, 2024 and does not have a fixed expiration date.

During the three months ended March 31, 2025, we repurchased 2.4 million shares of our Class A common stock under the Share Repurchase Program, for which we paid $6.0 million and incurred less than $0.1 million of commissions and excise taxes. As of March 31, 2025, we recognized a liability of $0.9 million related to unpaid share repurchases, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Cumulatively as of March 31, 2025, we have repurchased 6.5 million shares of our Class A common stock under the Share Repurchase Program, for which we have paid $28.8 million and incurred $0.3 million of commissions and excise taxes. As of March 31, 2025, $70.3 million remained available for future repurchases under the Share Repurchase Program.

Share repurchases are accounted for as equity transactions and are recorded in Treasury stock in the Condensed Consolidated Balance Sheets.

Tax Distributions to Redeemable Noncontrolling Interests

Pursuant to its Limited Liability Company Agreement, Hoya Intermediate is required to make pro rata tax distributions to its members, of which $1.7 million was distributed to redeemable noncontrolling interests during the three months ended March 31, 2025. As of March 31, 2025, we recognized a liability of $1.7 million related to unpaid tax distributions to redeemable noncontrolling interests, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate unitholders that provides for our payment to such unitholders of 85% of the amount of any tax savings that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to: (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units; (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate or its subsidiaries; and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of March 31, 2025, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $183.3 million. Under this scenario, we would be required to pay approximately 85% of such amount, or $155.8 million, primarily over the next 14 years.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(25,288)	$39,165
Net cash used in investing activities	(7,571)	(5,287)
Net cash used in financing activities	(11,570)	(4,613)

Net Cash Provided by (Used In) Operating Activities

Net cash used in operating activities was $25.3 million during the three months ended March 31, 2025 due to a net loss of $9.8 million, net non-cash charges of $17.7 million, and net cash outflows from a $33.2 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a decrease in Accounts payable resulting from a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV and a decrease in Accrued expenses and other current liabilities (specifically accrued payroll) due to lower Marketplace GOV, as well as the timing of disbursements.

Net cash provided by operating activities was $39.2 million during the three months ended March 31, 2024 due to $10.7 million in net income, net non-cash charges of $23.0 million, and net cash inflows from a $5.4 million change in operating assets and liabilities. The net cash inflows from the change in operating assets and liabilities resulted primarily from an increase in accounts payable due to seasonal fluctuations.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 and 2024 was $7.6 million and $5.3 million, respectively, which was primarily related to capital spending on development activities for our online platform in both periods.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2025 and 2024 was $11.6 million and $4.6 million, respectively, which was primarily related to repurchases of our Class A common stock under the Share Repurchase Program and payments of liabilities under the TRA in both periods.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and valuation allowances have the greatest potential impact on our condensed consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial statements. For a description of our critical accounting policies and estimates, see our 2024 Form 10-K. During the three months ended March 31, 2025, there were no material changes to the critical accounting policies disclosed in our 2024 Form 10-K.

We perform an annual impairment assessment of our goodwill and indefinite-lived intangible assets as of October 31 of each fiscal year. In fiscal year 2024, we conducted a quantitative assessment of our goodwill and indefinite-lived intangible assets and concluded that there was no impairment thereof. The fair value estimates used in our assessment were based on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic and competitive environments. There can be no assurance that the estimates and assumptions used at the time of our annual assessment will not change over time. If fiscal year 2025 profitability trends decline below what is expected, it is possible that an interim assessment, or a future annual assessment, could result in an impairment of our goodwill and indefinite-lived intangible assets.

Recent Accounting Pronouncements

See Note 2, New Accounting Standards, to our unaudited condensed consolidated financial statements included elsewhere in this Report for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss in future earnings, fair values, or cash flows of market risk-sensitive instruments resulting from adverse changes in interest rates, foreign exchange rates, and market prices.

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

A hypothetical 1% change in interest rates, assuming rates are above our applicable interest rate floor, would have impacted the interest expense recorded in Interest expense – net in the Condensed Consolidated Statements of Operations by $1.3 million during the three months ended March 31, 2025 (based on amounts outstanding from January 1, 2025 through February 4, 2025 under the 2024 First Lien Loan and amounts outstanding from February 5, 2025 through March 31, 2025 under the 2025 First Lien Loan).

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

We are also exposed to foreign currency exchange rate fluctuations as we translate our foreign subsidiaries’ financial statements into U.S. dollars during consolidation. Due to foreign currency exchange rate fluctuations resulting from the macroeconomic environment, we may experience negative impacts on the translation adjustments resulting from the conversion of our foreign subsidiaries’ financial statements into U.S. dollars, as well as the revaluation adjustments on U.S. dollar-denominated intercompany loans. While we have not entered into derivative or hedging transactions, we may do so in the future.

During the three months ended March 31, 2025, the unrealized foreign currency gain recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations was $2.0 million. As of March 31, 2025, a hypothetical 10% change in exchange rates applicable to our business would have impacted our foreign currency translation adjustment by $2.4 million.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of March 31, 2025 due to the material weakness in our internal control over financial reporting described below.

Internal Control Over Financial Reporting

Material Weakness and Remediation Activities

In connection with the audit of our consolidated financial statements as of December 31, 2024, 2023, and 2022, we identified and disclosed deficiencies in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) related to the implementation of segregation of duties as part of our control activities, the establishment of clearly defined roles within our finance and accounting functions, and the number of personnel in those functions with an appropriate level of technical accounting and SEC reporting experience, which, in the aggregate, constitute a material weakness.

Management, with the participation of our Board and its Audit Committee, began the implementation of remediation activities in 2022 and has since continued to develop and implement additional remediation activities. We believe significant progress has been made in our remediation efforts, which through March 31, 2025 included continuing to:

•
implement segregation of duties over business process and information technology control activities;
•
establish clearly defined roles within our finance and accounting functions;
•
increase the number of personnel in our finance and accounting functions that have an appropriate level of technical accounting and SEC reporting experience; and
•
design and implement additional internal controls.

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

Changes in Internal Control over Financial Reporting

Except with respect to our continuing remediation activities discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should carefully consider the risks and uncertainties discussed in the “Risk Factors” section of our 2024 Form 10-K. These risks and uncertainties could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this Report. During the three months ended March 31, 2025, there were no material changes to the risk factors discussed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information related to repurchases of our Class A common stock during the three months ended March 31, 2025 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2025	—	$—	—	$77,221
February 1-28, 2025	—	—	—	77,221
March 1-31, 2025	2,378,514	2.89	2,378,514	70,352
Total	2,378,514	$2.89	2,378,514	$70,352

(1) Excludes commissions, excise taxes, and other costs of execution.

(2) On February 29, 2024, our Board authorized the Share Repurchase Program for up to $100.0 million of our Class A common stock. The Share Repurchase Program was publicly announced on March 5, 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares. Under the Share Repurchase Program, we may repurchase shares in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

		S-4	2.2	5/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
2.4	Agreement and Plan of Merger, dated November 3, 2023, among Vivid Seats Inc., Viva Merger Sub I, LLC, Viva Merger Sub II, LLC, VDC Holdco, LLC, the Unitholders named therein, and the Unitholders’ Representative named therein	8-K	2.1	11/7/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
3.3	Amended and Restated Bylaws	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement, dated October 14, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate of Vivid Seats Inc.	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate of Vivid Seats Inc.	10-K	4.3	3/15/2022
10.1	Amendment No. 6 to First Lien Credit Agreement, dated February 5, 2025, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	8-K	10.1	2/11/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				*
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer				**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
May 6, 2025

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
May 6, 2025