Form 10-Q
period 2025-06-30
Vivid Seats Inc.
filed 2025-08-05
CIK 1856031

pr i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2025, the registrant had outstanding 129,420,198 shares of Class A common stock, $0.0001 par value per share, net of treasury shares, and 76,225,000 shares of Class B common stock, $0.0001 par value per share.

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
•
Our ability to realize the anticipated benefits of the Reverse Stock Split (as defined herein); and
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

Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Form 10-K”), as well as in our press releases and other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$153,007	$243,482
Restricted cash	979	1,166
Accounts receivable – net	49,530	48,315
Inventory – net	32,621	19,601
Prepaid expenses and other current assets	28,796	32,607
Total current assets	264,933	345,171
Property and equipment – net	13,401	12,567
Right-of-use assets – net	11,396	12,008
Intangible assets – net	198,152	233,116
Goodwill – net	649,418	943,119
Deferred tax assets – net	1,260	77,967
Investments	6,674	6,929
Other assets	4,034	5,219
Total assets	$1,149,268	$1,636,096
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Accounts payable	$204,241	$232,984
Accrued expenses and other current liabilities	138,912	165,047
Deferred revenue	19,977	23,804
Current maturities of long-term debt	3,950	3,950
Total current liabilities	367,080	425,785
Long-term debt – net	384,998	384,960
Long-term lease liabilities	17,673	18,731
TRA liability	795	155,720
Other liabilities	32,563	36,865
Total liabilities	803,109	1,022,061
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	128,822	352,922
Shareholders' equity:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 148,060,865 and 143,819,497 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	14	14
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 76,225,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	8	8
Additional paid-in capital	1,384,399	1,267,710
Treasury stock, at cost, 17,715,581 and 11,433,749 shares at June 30, 2025 and December 31, 2024, respectively	(91,705)	(75,568)
Accumulated deficit	(1,075,788)	(930,171)
Accumulated other comprehensive income (loss)	409	(880)
Total shareholders' equity	217,337	261,113
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$1,149,268	$1,636,096

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$143,566	$198,316	$307,589	$389,168
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	42,429	48,765	86,954	98,348
Marketing and selling	53,800	70,114	117,912	137,861
General and administrative	46,272	61,053	94,354	103,420
Depreciation and amortization	12,341	10,502	23,966	20,985
Impairment charges	320,449	—	320,449	—
Total costs and expenses	475,291	190,434	643,635	360,614
Income (loss) from operations	(331,725)	7,882	(336,046)	28,554
Interest expense – net	5,634	5,324	11,299	10,406
Other expense (income) – net	(150,197)	3,202	(154,351)	5,784
Loss on extinguishment of debt	—	—	801	—
Income (loss) before income taxes	(187,162)	(644)	(193,795)	12,364
Income tax expense	76,165	577	79,320	2,846
Net income (loss)	(263,327)	(1,221)	(273,115)	9,518
Net income (loss) attributable to redeemable noncontrolling interests	(123,652)	(160)	(127,498)	4,505
Net income (loss) attributable to Class A common stockholders	$(139,675)	$(1,061)	$(145,617)	$5,013
Net income (loss) per Class A common stock:
Basic	$(1.07)	$(0.01)	$(1.11)	$0.04
Diluted	$(1.27)	$(0.01)	$(1.31)	$0.04
Weighted average Class A common stock outstanding:
Basic	130,537,970	131,802,620	131,712,573	132,935,446
Diluted	206,962,634	208,027,620	208,137,237	209,937,710

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(263,327)	$(1,221)	$(273,115)	$9,518
Other comprehensive income (loss):
Foreign currency translation adjustment	857	(1,258)	2,072	(3,123)
Unrealized gain (loss) on Note	1	(50)	(38)	42
Total other comprehensive income (loss)	858	(1,308)	2,034	(3,081)
Comprehensive income (loss)	(262,469)	(2,529)	(271,081)	6,437
Net income (loss) attributable to redeemable noncontrolling interests	(123,652)	(160)	(127,498)	4,505
Other comprehensive income (loss) attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	316	(458)	759	(1,134)
Unrealized gain (loss) on Note attributable to redeemable noncontrolling interests	—	(18)	(14)	15
Total other comprehensive income (loss) attributable to redeemable noncontrolling interests	316	(476)	745	(1,119)
Comprehensive income (loss) attributable to Class A common stockholders	$(139,133)	$(1,893)	$(144,328)	$3,051

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data) (Unaudited)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances at January 1, 2024	$481,742	141,167,311	$14	76,225,000	$8	$1,096,430	(7,291,497)	$(52,586)	$(939,596)	$747	$105,017
Net income	4,665	—	—	—	—	—	—	—	6,077	—	6,077
Issuances of Class A common stock	—	961,573	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(79,905)	—	—	—	(462)	—	—	—	—	(462)
Deemed contributions from former parent	75	—	—	—	—	133	—	—	—	—	133
Equity-based compensation	—	—	—	—	—	8,439	—	—	—	—	8,439
Repurchases of Class A common stock	—	—	—	—	—	—	(715,000)	(4,120)	—	—	(4,120)
Tax distributions to redeemable noncontrolling interests	(3,654)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(643)	—	—	—	—	—	—	—	—	(1,130)	(1,130)
Subsequent remeasurement of redeemable noncontrolling interests	(25,597)	—	—	—	—	25,597	—	—	—	—	25,597
Balances at March 31, 2024	456,588	142,048,979	14	76,225,000	8	1,130,137	(8,006,497)	(56,706)	(933,519)	(383)	139,551
Net loss	(160)	—	—	—	—	—	—	—	(1,061)	—	(1,061)
Issuances of Class A common stock	—	524,906	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(19,182)	—	—	—	(104)	—	—	—	—	(104)
Deemed contributions from former parent	2,959	—	—	—	—	5,113	—	—	—	—	5,113
Equity-based compensation	—	—	—	—	—	11,237	—	—	—	—	11,237
Repurchases of Class A common stock	—	—	—	—	—	—	(2,743,656)	(15,949)	—	—	(15,949)
Tax distributions to redeemable noncontrolling interests	(2,760)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(476)	—	—	—	—	—	—	—	—	(833)	(833)
Subsequent remeasurement of redeemable noncontrolling interests	(17,857)	—	—	—	—	17,857	—	—	—	—	17,857
Balances at June 30, 2024	$438,294	142,554,703	$14	76,225,000	$8	$1,164,240	(10,750,153)	$(72,655)	$(934,580)	$(1,216)	$155,811

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data) (Unaudited)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances at January 1, 2025	$352,922	143,819,497	$14	76,225,000	$8	$1,267,710	(11,433,749)	$(75,568)	$(930,171)	$(880)	$261,113
Net loss	(3,846)	—	—	—	—	—	—	—	(5,942)	—	(5,942)
Issuances of Class A common stock	—	2,729,928	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	10,935	—	—	—	—	10,935
Repurchases of Class A common stock	—	—	—	—	—	—	(2,378,514)	(6,917)	—	—	(6,917)
Tax distributions to redeemable noncontrolling interests	(1,689)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	429	—	—	—	—	—	—	—	—	747	747
Net settlement of equity incentive awards	—	(318,445)	—	—	—	(1,411)	—	—	—	—	(1,411)
Subsequent remeasurement of redeemable noncontrolling interests	(122,189)	—	—	—	—	122,189	—	—	—	—	122,189
Balances at March 31, 2025	225,627	146,230,980	14	76,225,000	8	1,399,423	(13,812,263)	(82,485)	(936,113)	(133)	380,714
Net loss	(123,652)	—	—	—	—	—	—	—	(139,675)	—	(139,675)
Issuances of Class A common stock	—	2,008,200	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	11,838	—	—	—	—	11,838
Repurchases of Class A common stock	—	—	—	—	—	—	(3,903,318)	(9,220)	—	—	(9,220)
Other comprehensive income	316	—	—	—	—	—	—	—	—	542	542
Net settlement of equity incentive awards	—	(178,315)	—	—	—	(331)	—	—	—	—	(331)
Subsequent remeasurement of redeemable noncontrolling interests	26,531	—	—	—	—	(26,531)	—	—	—	—	(26,531)
Balances at June 30, 2025	$128,822	148,060,865	$14	76,225,000	$8	$1,384,399	(17,715,581)	$(91,705)	$(1,075,788)	$409	$217,337

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(273,115)	$9,518
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,966	20,985
Amortization of leases	720	843
Amortization of deferred financing costs	485	453
Equity-based compensation	22,403	27,600
Change in fair value of Intermediate Warrants	(4,849)	(1,761)
Loss on asset disposals	196	122
Change in fair value of derivative asset	573	81
Deferred income tax expense	76,707	156
Non-cash interest expense (income) – net	334	(291)
Foreign currency loss (gain) – net	(3,574)	5,798
Loss on extinguishment of debt	801	—
Adjustment of liabilities under TRA	(149,172)	—
Impairment charges	320,449	—
Write-off of 2024 Sponsorship Loan	2,024	—
Changes in operating assets and liabilities:
Accounts receivable – net	(906)	(10,644)
Inventory – net	(13,018)	(9,245)
Prepaid expenses and other current assets	3,613	2,541
Accounts payable	(29,394)	10,084
Accrued expenses and other current liabilities	(28,104)	(25,803)
Deferred revenue	(3,826)	(4,505)
Long-term lease liabilities	(1,085)	—
Other assets and liabilities – net	864	(573)
Net cash provided by (used in) operating activities	(53,908)	25,359
Cash flows from investing activities
Purchases of property and equipment	(2,043)	(378)
Purchases of personal seat licenses	(960)	(737)
Investments in developed technology	(8,341)	(9,433)
Purchases of seat images	(321)	—
Net cash used in investing activities	(11,665)	(10,548)
Cash flows from financing activities
Payments of 2022 First Lien Loan	—	(689)
Payments of Shoko Chukin Bank Loan	—	(2,655)
Proceeds from 2024 First Lien Loan	—	125,500
Repurchases of Class A common stock	(15,862)	(20,069)
Payments of taxes related to net settlement of equity incentive awards	(1,742)	(565)
Tax distributions to redeemable noncontrolling interests	(1,689)	(6,414)
Payments of liabilities under TRA	(4,005)	(77)
Payments of deferred financing costs and other debt-related expenses	(162)	(315)
Payments of 2024 First Lien Loan	(76,986)	—
Proceeds from 2025 First Lien Loan	76,986	—
Payments of 2025 First Lien Loan	(983)	—
Payments toward Acquired Domain Name Obligation	(1,000)	—
Net cash provided by (used in) financing activities	(25,443)	94,716
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	354	(1,536)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(90,662)	107,991
Cash, cash equivalents, and restricted cash – beginning of period	244,648	132,434
Cash, cash equivalents, and restricted cash – end of period	$153,986	$240,425
Supplemental disclosures of cash flow information
Cash paid for interest	$14,883	$16,108
Cash paid for income taxes	$1,953	$3,285
Cash paid for operating lease liabilities	$1,706	$1,527
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$935
Supplemental disclosures of non-cash investing activities
Equity-based compensation expense related to capitalized development costs	$370	$—
Repurchases of Class A common stock recorded in Accrued expenses and other current liabilities	$275	$—

The accompanying notes are an integral part of these financial statements.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

1. Background and Basis of Presentation

Vivid Seats Inc. (“VSI”) and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC, and Vivid Seats LLC (collectively, “we,” “us,” and “our”), provide an online ticket marketplace that enables consumers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages. In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners within our online ticket marketplace, while enabling ticket sellers and partners to seamlessly manage their operations. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own.

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

Issued Accounting Standards Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments will be effective beginning with the annual reporting period for the year ended December 31, 2025. We are currently evaluating the impact of adopting the amendments, which are expected to result in enhanced disclosures, on our future consolidated financial statements.

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

The following tables present Marketplace revenues by business model and event category for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Owned Properties revenues	$97,439	$138,587	$206,671	$265,158
Private Label Offering revenues	17,039	31,459	41,547	64,900
Marketplace revenues	$114,478	$170,046	$248,218	$330,058

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Concert revenues	$50,586	$80,803	$108,740	$148,832
Sport revenues	35,818	51,457	74,416	98,805
Theater revenues	23,744	30,932	55,277	68,839
Other revenues	4,330	6,854	9,785	13,582
Marketplace revenues	$114,478	$170,046	$248,218	$330,058

In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own. During the three and six months ended June 30, 2025, we recognized Resale revenues of $29.1 million and $59.4 million, respectively, compared to Resale revenues of $28.3 million and $59.1 million during the three and six months ended June 30, 2024, respectively.

At June 30, 2025, Deferred revenue in the Condensed Consolidated Balance Sheets was $20.0 million, which primarily relates to our rewards loyalty program that allows enrolled ticket buyers on Vivid Seats-branded properties to earn reward credits to spend on future orders. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue within the next seven years.

At December 31, 2024, $23.8 million was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets, of which $4.5 million and $9.7 million was recognized as revenue during the three and six months ended June 30, 2025, respectively.

At December 31, 2023, $34.7 million was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets, of which $5.6 million and $14.1 million was recognized as revenue during the three and six months ended June 30, 2024, respectively.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

For both segments, our CODM uses contribution margin (defined as revenues less cost of revenues and marketing and selling expenses) as a means to allocate resources, evaluate performance, and make strategic decisions during the annual budgeting and forecasting process.

Cost of revenues largely consist of payment processing fees for our Marketplace segment and ticket costs for our Resale segment. Marketing and selling expenses, which entirely relate to our Marketplace segment, almost entirely consist of advertising costs. Most advertising costs are aimed towards acquiring new customers online through paid search engine marketing, fees paid to our advertising affiliates and distributors, and other various digital marketing activities. However, to a lesser extent, advertising costs are also aimed towards acquiring new customers offline through traditional media channels, advertising agency costs, and partnership expenses with sports teams and other media partners.

We do not report our assets, capital expenditures, general and administrative expenses, or depreciation and amortization expenses by segment because our CODM does not use this information to evaluate the performance of our operating segments.

The following tables summarize our segment information for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Marketplace	Resale	Total	Marketplace	Resale	Total
Revenues	$114,478	$29,088	$143,566	$248,218	$59,371	$307,589
Cost of revenues (exclusive of depreciation and amortization shown separately below)	18,162	24,267	42,429	39,161	47,793	86,954
Marketing and selling:
Online advertising	48,630	—	48,630	107,829	—	107,829
Offline advertising	5,170	—	5,170	10,083	—	10,083
Total marketing and selling	53,800	—	53,800	117,912	—	117,912
Contribution margin	42,516	4,821	47,337	91,145	11,578	102,723
General and administrative			46,272			94,354
Depreciation and amortization			12,341			23,966
Impairment charges			320,449			320,449
Loss from operations			(331,725)			(336,046)
Interest expense – net			5,634			11,299
Other income – net			(150,197)			(154,351)
Loss on extinguishment of debt			—			801
Loss before income taxes			$(187,162)			$(193,795)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Marketplace	Resale	Total	Marketplace	Resale	Total
Revenues	$170,046	$28,270	$198,316	$330,058	$59,110	$389,168
Cost of revenues (exclusive of depreciation and amortization shown separately below)	25,163	23,602	48,765	51,304	47,044	98,348
Marketing and selling:
Online advertising	63,905	—	63,905	125,811	—	125,811
Offline advertising	6,209	—	6,209	12,050	—	12,050
Total marketing and selling	70,114	—	70,114	137,861	—	137,861
Contribution margin	74,769	4,668	79,437	140,893	12,066	152,959
General and administrative			61,053			103,420
Depreciation and amortization			10,502			20,985
Income from operations			7,882			28,554
Interest expense – net			5,324			10,406
Other expense – net			3,202			5,784
Income (loss) before income taxes			$(644)			$12,364

Substantially all of our sales occur and assets reside in the United States.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

5. Accounts Receivable - Net

The following table presents the major components of accounts receivable at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Uncollateralized payment processor obligations	$27,584	$28,740
Due from ticket sellers for cancellation charges	7,980	6,835
Due from distribution partners for cancellation charges	14,026	13,308
Event insurance and other commissions receivable	4,256	4,980
Other trade receivables	8,133	6,437
Accounts receivable	61,979	60,300
Less: allowance for credit losses	(12,449)	(11,985)
Accounts receivable – net	$49,530	$48,315

Accounts receivable is recorded net of our allowance for credit losses. As of June 30, 2025 and December 31, 2024, we had recorded a cumulative allowance for credit losses of $12.4 million and $12.0 million, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to buyers. The allowance for credit losses increased between December 31, 2024 and June 30, 2025 primarily due to an increase in amounts due from distribution partners that are unlikely to be collected based on actual store credit usage.

We wrote off $0.1 million for uncollectible accounts receivable balances during the three and six months ended June 30, 2025. There were no write offs for uncollectible accounts receivable balances during the three and six months ended June 30, 2024.

6. Prepaid Expenses and Other Current Assets

The following table presents the major components of prepaid expenses and other current assets at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Recovery of future customer compensation	$17,221	$20,335
Prepaid expenses	8,243	7,388
Other current assets	3,332	4,884
Prepaid expenses and other current assets	$28,796	$32,607

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $3.1 million between December 31, 2024 and June 30, 2025 primarily due to a decrease in estimated future event cancellations. A related provision for expected compensation to customers is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

7. Goodwill – Net and Intangible Assets – Net

Goodwill – Net

Goodwill, which derives from business combinations, is recorded net of foreign currency translation adjustments and accumulated impairment charges. Since our goodwill entirely relates to our Marketplace segment, there is only one reporting unit (the “Marketplace Reporting Unit”) that is relevant for the purpose of performing impairment assessments.

At June 30, 2025, we performed a qualitative impairment assessment to determine if it was more likely than not that the fair value of the Marketplace Reporting Unit was less than its carrying value by evaluating relevant events and

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

circumstances. After considering recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors, we concluded that it was no longer more likely than not that the fair value of the Marketplace Reporting Unit exceeded its carrying value as of June 30, 2025. As a result, a triggering event had occurred and we performed a quantitative goodwill impairment test.

The fair value of goodwill in the impairment test was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis were (i) long-term projections of our financial performance and (ii) the weighted-average cost of capital of market participants, adjusted for the risk attributable to our business and the industry in which we operate. Under the market approach, the principal assumption included an estimate of a market based multiple to determine estimated fair value.

Based on our impairment analysis, we determined that the estimated fair value of the Marketplace Reporting Unit was lower than its carrying value, indicating that the goodwill within the Marketplace Reporting Unit had been impaired. Consequently, we recognized a non-cash impairment expense of $297.4 million related to our goodwill during the three and six months ended June 30, 2025, which is recorded in Impairment charges in the Consolidated Statements of Operations. The following table summarizes the change in the carrying amount of our goodwill during the six months ended June 30, 2025 (in thousands):

Gross goodwill balance at December 31, 2024	$1,320,219
Accumulated impairment charges	(377,100)
Goodwill – net balance at December 31, 2024	943,119
Foreign currency translation adjustment	3,711
Impairment charges	(297,412)
Goodwill – net balance at June 30, 2025	$649,418

As of June 30, 2025 and December 31, 2024, accumulated impairment charges related to our goodwill were $674.5 million and $377.1 million, respectively.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Intangible Assets – Net

The following table presents the major classes of intangible assets at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Definite-lived intangible assets
Supplier relationships	$57,123	$57,123
Customer relationships	34,620	34,620
Acquired developed technology	29,240	29,240
Capitalized development costs	56,528	46,293
Capitalized development costs – work in progress	5,421	6,839
Acquired Domain Name	17,348	17,348
Seat images	668	347
Foreign currency translation adjustment	720	(1,891)
Total gross book value	201,668	189,919
Less: accumulated amortization
Supplier relationships	(22,686)	(16,048)
Customer relationships	(19,338)	(14,053)
Acquired developed technology	(13,782)	(10,025)
Capitalized development costs	(33,980)	(27,325)
Acquired Domain Name	(738)	(88)
Seat images	(108)	(26)
Foreign currency translation adjustment	(430)	357
Total accumulated amortization	(91,062)	(67,208)
Indefinite-lived intangible assets
Trademarks	110,538	110,538
Foreign currency translation adjustment	45	(133)
Accumulated impairment charges	(23,037)	—
Intangible assets – net	$198,152	$233,116

Definite-Lived Intangible Assets

Definite-lived intangible assets, which primarily derive from acquisitions and internal strategic investments, are recorded net of foreign currency translation adjustments and accumulated amortization.

In October 2024, we acquired a domain name we had previously licensed (the “Acquired Domain Name”). In exchange for the Acquired Domain Name, we are required to disburse monthly interest-free cash payments totaling $31.4 million through 2040 (the “Acquired Domain Name Obligation”).

We account for the Acquired Domain Name as a definite-lived intangible asset under ASC Topic 350, Intangibles—Goodwill and Other. The purchase price of the Acquired Domain Name was $17.3 million, which will be amortized over a total period of 15.6 years (the “Acquired Domain Name Term”). As of June 30, 2025 and December 31, 2024, the Acquired Domain Name had a carrying value of $16.6 million and $17.3 million, respectively, which is recorded in Intangible assets – net in the Condensed Consolidated Balance Sheets.

We account for the Acquired Domain Name Obligation as a liability for which interest will accrue over the Acquired Domain Name Term at an effective interest rate of 8.6% per annum. As of June 30, 2025 and December 31, 2024, the Acquired Domain Name Obligation had a carrying value of $16.9 million and $17.2 million, respectively, of which $0.6 million is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets and the remaining $16.3 million and $16.6 million, respectively, are recorded in Other liabilities in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025, we recognized an

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

expense of $0.4 million and $0.8 million, respectively, for interest incurred in relation to the Acquired Domain Name Obligation, which is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2025, we recognized an expense of $11.7 million and $22.7 million, respectively, for amortization related to our definite-lived intangible assets. During the three and six months ended June 30, 2024, we recognized an expense of $10.1 million and $20.1 million, respectively, for amortization related to our definite-lived intangible assets. Amortization expenses related to our definite-lived intangible assets are recorded in Depreciation and amortization expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2025, we recognized a loss of $0.1 million for asset disposals related to our definite-lived intangible assets. During the three and six months ended June 30, 2024, we recognized a loss of zero and $0.1 million, respectively, for asset disposals related to our definite-lived intangible assets. Losses on asset disposals are recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Indefinite-Lived Intangible Assets

At June 30, 2025, we performed a qualitative impairment assessment to determine if it was more likely than not that the fair value of certain indefinite-lived trademarks was less than their carrying value by evaluating relevant events and circumstances. After considering recent declines in our financial performance and near-term outlook, among other factors, we concluded that it was no longer more likely than not that the fair value of certain indefinite-lived trademarks exceeded their carrying value as of June 30, 2025. As a result, a triggering event had occurred and we performed a quantitative impairment test.

The fair value of certain indefinite-lived trademarks in the impairment test was determined using the relief-from-royalty method, a detailed valuation methodology that involves the application of reasonable royalty rates to a net sales stream using the discounted cash flow method.

Based on our impairment analysis, we determined that the estimated fair value of certain indefinite-lived trademarks was lower than their carrying value, indicating that certain indefinite-lived trademarks had been impaired. Consequently, we recognized a non-cash impairment expense of $23.0 million related to certain indefinite-lived trademarks during the three and six months ended June 30, 2025, which is recorded in Impairment charges in the Consolidated Statements of Operations. At June 30, 2025 and December 31, 2024, accumulated impairment charges related to our indefinite-lived intangible assets were $101.7 million and $78.7 million, respectively.

The carrying value of our intangible assets decreased by $35.0 million between December 31, 2024 and June 30, 2025 primarily due to larger accumulated amortization balances for our definite-lived intangible assets and impairment charges related to certain indefinite-lived intangible assets.

8. Investments and Fair Value measurements

Investments

In 2023, we invested $6.0 million in a privately held company in the form of a convertible promissory note (the “Note”) and a warrant to purchase up to 1,874,933 shares of the company’s stock (the “Warrant”). Interest on the Note accrues at 8.0% per annum and outstanding principal and accrued interest is due and payable at the earlier of July 3, 2030 or a change in control of the company. The Warrant is exercisable until the date that is three years after the Note is repaid, subject to certain accelerating events.

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities, pursuant to which the Note is classified as an available-for-sale security and recognized at fair value with changes in unrealized gains and losses recorded as a separate component of Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss) on a recurring basis until realized. During the three and six months ended June 30, 2025, the Note had an gain of less than $0.1 million and an loss of less than $0.1 million, respectively. During the three and six months ended June 30, 2024, the Note had an gain of less than $0.1 million. The Note’s amortized cost was $3.6 million and $3.0 million at June 30, 2025 and December 31, 2024, respectively. We did not recognize any credit losses related to the Note during the three and six months ended June 30, 2025 and 2024.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging, pursuant to which the Warrant is classified as a derivative instrument and recognized at fair value with changes in unrealized gains and losses recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations on a recurring basis until realized. The presentation of the derivative instrument, including whether it should be recorded as an asset or a liability, is evaluated at the end of each reporting period.

Fair Value Measurements

We measure certain financial assets (i.e., investments) and non-financial assets (i.e., goodwill, intangible assets, and long-lived assets) at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Recurring Fair Value Measurements

The following tables present the recurring fair value measurements of our financial assets by hierarchy level at June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2025
Note	$—	$—	$3,922	$3,922
Warrant	—	—	2,752	2,752
	$—	$—	$6,674	$6,674

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024
Note	$—	$—	$3,604	$3,604
Warrant	—	—	3,325	3,325
	$—	$—	$6,929	$6,929

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents quantitative information about the significant unobservable inputs applied to the recurring Level 3 fair value measurements of our financial assets:

		June 30,	December 31,
Asset	Significant Unobservable Inputs	2025	2024
Note	Expected term (years)	5.0	5.5
	Implied yield	21.2%	21.0%
Warrant	Expected term (years)	5.0	5.5
	Expected volatility	55.3%	59.0%
	Risk-free rate	4.0%	4.4%
	Expected dividend yield	0.0%	0.0%

The following table summarizes the changes in the carrying amounts of the Note and the Warrant (both of which are measured at fair value using Level 3 significant unobservable inputs) during the six months ended June 30, 2025 (in thousands):

	Note	Warrant
Balances at January 1, 2025	$3,604	$3,325
Accretion of discount	99	—
Interest paid-in-kind	257	—
Unrealized losses:
Recorded in Net income (loss)	—	(573)
Recorded in Other comprehensive income (loss)	(38)	—
Total unrealized losses	(38)	(573)
Balances at June 30, 2025	$3,922	$2,752

Nonrecurring Fair Value Measurements

The following table presents quantitative information about the significant unobservable inputs applied to the nonrecurring Level 3 fair value measurements of our non-financial assets:

Asset	Significant Unobservable Inputs	Range (Weighted Average)
Goodwill	Discount rate	12.7% - 14.7% (13.7%)
	Long-term growth rate	2.0% - 4.0% (3.0%)
Trademarks	Discount rate	12.0% - 17.3% (13.3%)
	Long-term growth rate	3.0% - 3.0% (3.0%)
	Royalty rate	1.5% - 5.0% (2.4%)

The following table presents the sensitivities to changes in the significant unobservable inputs above (in thousands):

	Goodwill	Trademarks
50 basis point increase in discount rate	$(18,056)	$(2,194)
50 basis point decrease in long-term growth rate	(7,696)	(1,263)
50 basis point decrease in royalty rate	—	(20,275)

See Note 7, Goodwill – Net and Intangible Assets – Net, for more information regarding the fair value methodologies for our non-financial assets.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

9. Accrued Expenses and Other Current Liabilities

The following table presents the major components of accrued expenses and other current liabilities at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accrued marketing expense	$21,542	$30,573
Accrued customer credits	54,439	55,785
Accrued future customer compensation	21,461	26,614
Accrued payroll	9,003	10,128
Accrued operating expenses	11,280	16,193
Other current liabilities	21,187	25,754
Accrued expenses and other current liabilities	$138,912	$165,047

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

During the three and six months ended June 30, 2025, $1.7 million and $3.2 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $1.0 million and $2.6 million, respectively. During the three and six months ended June 30, 2024, $1.5 million and $3.0 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $4.5 million and $6.5 million, respectively. Breakage amounts are recorded net of reductions in associated accounts receivable balances.

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

During the three and six months ended June 30, 2025, we recognized a net decrease in revenue of less than $0.1 million and a net increase in revenue of less than $0.1 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods. During the three and six months ended June 30, 2024, we recognized a net increase in revenue of $0.6 million and $0.3 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

Accrued future customer compensation decreased by $5.2 million between December 31, 2024 and June 30, 2025 primarily due to a decrease in estimated future event cancellations. A related provision for expected recovery of compensation from customers is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

10. Long-Term Debt – Net

The following table presents the major components of long-term debt, net of unamortized debt issuance costs and current maturities, at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
2024 First Lien Loan	$—	$393,025
2025 First Lien Loan	392,043	—
Outstanding debt	392,043	393,025
Less: unamortized debt issuance costs	(3,095)	(4,115)
Long-term debt	388,948	388,910
Less: current maturities of long-term debt	(3,950)	(3,950)
Long-term debt – net	$384,998	$384,960

2022 First Lien Loan

In February 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “Revolving Facility”).

2024 First Lien Loan

On June 14, 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan with a maturity date of February 3, 2029 (the “2024 First Lien Loan”). The Revolving Facility was not impacted by the refinancing.

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

2025 First Lien Loan

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The Revolving Facility was not impacted by the refinancing.

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

The 2025 First Lien Loan carries an interest rate equal to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The effective interest rate on the 2025 First Lien Loan was 6.8% per annum at June 30, 2025.

The 2025 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. At June 30, 2025, the fair value of the 2025 First Lien Loan was estimated at $337.2 million, as compared with its carrying value of $388.9 million. If measured at fair value, the 2025 First Lien Loan would be classified as Level 2 within the fair value hierarchy because its fair value

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

would be estimated using quoted market prices that are directly observable in the marketplace. See Note 8, Investments and Fair Value Measurements, for more information regarding our approach and accounting treatment of recurring and nonrecurring fair value measurements.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the 2025 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of June 30, 2025 and December 31, 2024, we were in compliance with all debt covenants related to the 2025 First Lien Loan and the 2024 First Lien Loan, respectively, and had no outstanding borrowings under the Revolving Facility.

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

During the three and six months ended June 30, 2025, we (i) recognized an expense of zero and $0.6 million, respectively, for third-party fees incurred in relation to the First Lien Loan Modification, which is recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations; (ii) recognized an expense of zero and $0.8 million, respectively, for losses incurred in relation to the First Lien Loan Extinguishment, which is recorded in Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations; and (iii) capitalized zero and $0.2 million of third-party fees incurred in relation to the First Lien Loan Issuance, which is recorded in Long-term debt – net in the Condensed Consolidated Balance Sheets.

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

11. Financial Instruments

Public Warrants

In connection with the October 2021 transaction pursuant to which Horizon Acquisition Corporation (“Horizon”) merged with and into VSI (the “Merger Transaction”), we issued to former warrant holders of Horizon warrants to purchase 18,132,776 shares of our Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”), 5,166,666 of which were issued to Horizon Sponsor, LLC (“Horizon Sponsor”). The Public Warrants are traded on the Nasdaq Stock Market under the symbol “SEATW.”

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Public Warrants, we must notify the Public Warrant holders in advance, who would then have at least 30 days from the date of such notification to exercise their respective Public Warrants. Any Public Warrants not exercised within that 30-day period will be redeemed pursuant to this provision.

As of June 30, 2025 and December 31, 2024, there were 6,766,853 Public Warrants outstanding.

Private Warrants

In connection with the Merger Transaction, we issued to Horizon Sponsor warrants to purchase 6,519,791 shares of our Class A common stock at an exercise price of $11.50 per share (the “Private Warrants”).

The Private Warrants have similar terms to the Public Warrants, with the most notable difference being that we are unable to redeem the Private Warrants.

As of June 30, 2025 and December 31, 2024, there were 6,519,791 Private Warrants outstanding.

Exercise Warrants

In connection with the Merger Transaction, we issued to Horizon Sponsor warrants to purchase (i) 17,000,000 shares of our Class A common stock at an exercise price of $10.00 per share (the “$10 Exercise Warrants”) and (ii) 17,000,000 shares of our Class A common stock at an exercise of $15.00 per share (the “$15 Exercise Warrants” and, together with the $10 Exercise Warrants, the “Exercise Warrants”).

The Exercise Warrants have similar terms to the Public Warrants, except that they have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable.

As of June 30, 2025 and December 31, 2024, there were 34,000,000 Exercise Warrants outstanding (comprised of 17,000,000 $10 Exercise Warrants and 17,000,000 $15 Exercise Warrants).

Mirror Warrants

In connection with the Merger Transaction, Hoya Intermediate issued to us warrants to purchase (i) 17,000,000 of its common units (“Intermediate Units”) at an exercise price of $10.00 per unit (the “$10 Mirror Warrants”); (ii) 17,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Mirror Warrants”); and (iii) 24,652,557 Intermediate Units at an exercise price of $11.50 per unit (the “$11.50 Mirror Warrants” and, together with the $10 Mirror Warrants and the $15 Mirror Warrants, the “Mirror Warrants”).

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

As of June 30, 2025 and December 31, 2024, there were 47,286,644 Mirror Warrants outstanding (comprised of 17,000,000 $10 Mirror Warrants, 17,000,000 $15 Mirror Warrants, and 13,286,644 $11.50 Mirror Warrants).

Intermediate Warrants

In connection with the Merger Transaction, Hoya Intermediate issued to Hoya Topco, LLC (“Hoya Topco”) warrants to purchase (i) 3,000,000 Intermediate Units at an exercise price of $10.00 per unit (the “$10 Intermediate Warrants”) and (ii) 3,000,000 Intermediate Units at an exercise of $15.00 per unit (the “$15 Intermediate Warrants” and, together with the $10 Intermediate Warrants, the “Intermediate Warrants”).

Upon the valid exercise of an Intermediate Warrant for Intermediate Units, we will issue an equivalent number of shares of our Class B common stock to Hoya Topco. Because the Intermediate Warrants allow for cash redemption

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

at the option of the warrant holder, they are recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

As of June 30, 2025 and December 31, 2024, there were 4,000,000 Intermediate Warrants outstanding (comprised of 2,000,000 $10 Intermediate Warrants and 2,000,000 $15 Intermediate Warrants).

The following table presents quantitative information about the significant unobservable inputs applied to the fair value measurement of the Intermediate Warrants at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
Significant Unobservable Inputs	2025	2024
Expected term (years)	6.3	6.8
Expected volatility	62.0%	52.0%
Risk-free rate	4.0%	4.5%
Expected dividend yield	0.0%	0.0%

During the three and six months ended June 30, 2025 and 2024 the fair value of the Intermediate Warrants decreased by $1.7 million, $4.8 million, $1.3 million, and $1.8 million, respectively, for which we recognized a gain in all four periods. Gains and losses related to the change in fair value of the Intermediate Warrants are recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations.

12. Equity

Share Repurchase Program

On February 29, 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of our Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced on March 5, 2024 and does not have a fixed expiration date.

During the three and six months ended June 30, 2025, we repurchased 3.9 million and 6.3 million shares of our Class A common stock, respectively, under the Share Repurchase Program, for which we paid $9.1 million and $15.7 million, respectively, and incurred commissions and excise taxes of $0.1 million. As of June 30, 2025, we recognized a liability of $0.3 million related to unpaid share repurchases, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Cumulatively as of June 30, 2025, we have repurchased 10.4 million shares of our Class A common stock under the Share Repurchase Program, for which we have paid $38.5 million and incurred commissions and excise taxes of $0.2 million. As of June 30, 2025, $61.2 million remained available for future repurchases under the Share Repurchase Program.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in each major component of Accumulated other comprehensive income (loss) attributable to Class A common stockholders during the six months ended June 30, 2025 (in thousands):

	Accumulated Unrealized Gain on Note	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2025	$181	$(1,061)	$(880)
Recorded in Other comprehensive income (loss)	(24)	1,313	1,289
Balances at June 30, 2025	$157	$252	$409

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

13. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in management’s opinion, could have a material effect on our business, financial position, or results of operations other than those matters discussed below.

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in August 2020. In 2022, certain class members were issued coupons and other class members were notified that they were eligible to submit a claim for a coupon. As of June 30, 2025 and December 31, 2024, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We were a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. A final order approving the settlement of this lawsuit was entered by the court on January 29, 2025, pursuant to which $0.3 million was paid to cover approved claims and legal and administrative fees. This amount, which was covered in full by insurance, was paid on March 28, 2025. As of June 30, 2025, we had no accrued liability related to this matter. As of December 31, 2024, a liability of $0.3 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this matter.

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

As of June 30, 2025 and December 31, 2024, we recognized a liability of $3.4 million and $7.5 million, respectively, related to uncollected indirect taxes (including sales taxes). This uncollected indirect tax liability, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets increases when accruals are made in jurisdictions where we expect to remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer and decreases when we receive abatements and/or recognize other reductions to the balance.

During the three and six months ended June 30, 2025, we recognized a net expense of $0.4 million and a net benefit of $1.4 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). During the three and six months ended June 30, 2024, we recognized a net expense of $2.3 million and a net benefit of $0.4 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). The net

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

expense/benefit recognized in relation to the liability for uncollected indirect taxes (including sales taxes) is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Sponsorship Loan

In August 2024, we and a privately held company entered into a sponsorship and custom content partnership agreement providing us with various marketing services in exchange for our issuance of an interest-free loan payable in installments that could total a maximum of $5.0 million (the “Sponsorship Loan”). We account for the Sponsorship Loan as a note receivable in accordance with ASC Topic 310, Receivables. In August 2024, we disbursed $2.0 million of the Sponsorship Loan (the “2024 Sponsorship Loan”). While there is no stated maturity date for the 2024 Sponsorship Loan, we are entitled to a portion of advertising revenue received by the counterparty until it is repaid in full.

During the three and six months ended June 30, 2025, we recorded a full write-off on the outstanding balance of the 2024 Sponsorship Loan because the counterparty filed for bankruptcy. The Sponsorship Loan’s carrying amount was written down to zero, reflecting the expectation of no recoverable amount under ASC Topic 326, Measurement of Credit Losses on Financial Instruments. During the three and six months ended June 30, 2025, we recognized a loss of $2.0 million in connection to the write-off of the Sponsorship Loan, which is recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations.

14. Related-Party Transactions

Viral Nation

Viral Nation Inc. (“Viral Nation”) is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of our Board, serves on the board of directors of Viral Nation and is the Co-Founder, Chairman, and Chief Executive Officer of Eldridge Industries, LLC (“Eldridge”), which owns greater than 10% of Viral Nation. For Viral Nation’s services, we incurred an expense of zero and $0.3 million during the three and six months ended June 30, 2024, respectively, which is recorded in Marketing and selling expenses in the Condensed Consolidated Statements of Operations. We did not incur an expense for Viral Nation’s services during the three and six months ended June 30, 2025.

Los Angeles Dodgers

The Los Angeles Dodgers are a Major League Baseball (“MLB”) team based in Los Angeles, California. Todd Boehly, a member of our Board, owns greater than 10% of the Los Angeles Dodgers. In relation to a strategic partnership with the Los Angeles Dodgers, including our designation as the official ticket marketplace of the Los Angeles Dodgers and certain other advertising, marketing, promotional, and sponsorship benefits, we recognized an expense of $1.1 million during the three and six months ended June 30, 2024, which is recorded in Marketing and selling expenses in the Consolidated Statements of Operations. We did not incur an expense in relation to the strategic partnership with the Los Angeles Dodgers during the three and six months ended June 30, 2025.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate unitholders. For more information, see “Tax Receivable Agreement” in Note 15, Income Taxes.

15. Income Taxes

Income Tax Expense

During the three and six months ended June 30, 2025, we recognized an income tax expense of $76.1 million and $79.3 million, respectively, which are recorded in Income tax expense in the Condensed Consolidated Statements of Operations. Our effective income tax rate differed from the 21% U.S. federal statutory rate primarily due to an increase in valuation allowance, reduction in TRA liability, and impairment charges in foreign jurisdictions.

During the three and six months ended June 30, 2024, we recognized an income tax expense of $0.6 million and $2.9 million, respectively, which are recorded in Income tax expense in the Condensed Consolidated Statements of

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Operations. Our effective income tax rate differed from the 21% U.S. federal statutory rate due to a redeemable noncontrolling interests adjustment for VSI’s allocable share of Hoya Intermediate’s income (loss), state taxes, equity-based compensation, and limitations on compensation deductions.

Deferred Tax Assets – Net

We regularly assess the need for a valuation allowance against our deferred tax assets. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of June 30, 2025, in part because during the three months ended June 30, 2025 we recorded a significant impairment of our goodwill and certain indefinite-lived intangible assets, entered into a cumulative loss position, and had a negative trend in earnings in the U.S. federal tax jurisdiction, we determined that there is sufficient negative evidence to conclude that it is more likely than not that deferred tax assets of $76.5 million associated with our investment in partnership, TRA, U.S. net operating losses, interest expense limitations, and tax credit carryforwards are not realizable. We therefore increased the valuation allowance accordingly. We continue to monitor the need for a valuation allowance against our deferred tax assets at each reporting date.

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

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. Amounts payable under the TRA are recorded when it is probable that TRA payments will be incurred and the amount is estimable. As of June 30, 2025, we believe, based on applicable accounting standards, that it is no longer probable that we will generate sufficient future taxable income to support a significant amount of the balance of the TRA liability previously recorded as of March 31, 2025. As of June 30, 2025, after evaluating all available positive and negative evidence, we determined that significant negative objective and verifiable evidence in the form of cumulative losses by our domestic operations exists to change our conclusion regarding the future realization of our deferred tax assets, which therefore significantly impacts the amount of future TRA payments that are probable to be made. As of June 30, 2025, we estimate that a $6.5 million TRA liability is probable, of which $5.8 million is due within the next 12 months. During the three and six months ended June 30, 2025, we recorded income of $149.2 million for the change in the TRA liability, which is recorded in Other income – net in the Condensed Consolidated Statements of Operations. The total TRA payment obligation, if there is sufficient taxable income to recognize all TRA attributes, was $155.7 million and $159.7 million as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, we made payments of zero and $4.0 million, respectively, pursuant to the TRA. Both the TRA-related deferred tax assets and the TRA obligation are estimates that are subject to change. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we expect to record a liability related to the TRA which will be recognized as an expense and recorded in Other income – net in the Condensed Consolidated Statements of Operations.

16. Equity-Based Compensation

Our 2021 Incentive Award Plan (as amended, the “2021 Plan”) was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors, non-employee directors, and consultants. The 2021 Plan became effective in October 2021 upon consummation of the Merger Transaction, and the First Amendment thereto became effective on February 5, 2024.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

RSUs

Restricted stock units (“RSUs”) are awards that are denominated in a hypothetical equivalent number of shares of our Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU converts into shares of our Class A Common stock upon vesting.

During the six months ended June 30, 2025 and 2024, we granted to certain employees 12.9 million and 10.7 million RSUs, respectively, at a weighted average grant date fair value of $2.79 per share and $5.35 per share, respectively. RSUs granted to employees vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

During the six months ended June 30, 2025 and 2024, we granted to our directors 0.9 million and 0.3 million RSUs, respectively, at a weighted average grant date fair value of $1.52 per share and $5.24 per share, respectively. Annual RSU awards granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the one-year anniversary of the grant date, subject to the director’s continued service on our Board.

During the six months ended June 30, 2025, we granted less than 0.1 million RSUs to certain consultants at a weighted average grant date fair value of $2.81 per share. We did not grant any RSUs to consultants during the six months ended June 30, 2024. RSUs granted to consultants either fully vest on the first anniversary of the grant date or in equal annual installments over three years, in each case subject to the consultant’s continued service through the applicable vesting date.

The following tables summarize the total activity for RSUs during the six months ended June 30, 2025 and 2024 (in thousands, except per RSU data):

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2024	11,777	$5.61
Granted	13,826	2.71
Forfeited	(508)	3.93
Vested	(4,723)	5.72
Unvested at June 30, 2025	20,372	$3.66

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2023	3,866	$8.35
Granted	10,940	5.34
Forfeited	(225)	7.37
Vested	(1,486)	8.14
Unvested at June 30, 2024	13,095	$5.88

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables summarize the total activity for stock options during the six months ended June 30, 2025 and 2024 (in thousands, except price per stock option data):

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	8,102	$8.11	7.7	$—
Forfeited	(15)	7.17
Outstanding at June 30, 2025	8,087	$8.11	7.2	$—
Vested and exercisable at June 30, 2025	6,833	$7.85

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,807	$8.02	9.0	$—
Forfeited	(114)	7.01
Expired	(148)	6.90
Outstanding at June 30, 2024	8,545	$8.05	8.0	$—
Vested and exercisable at June 30, 2024	4,622	$7.58

Hoya Topco Profits Interests and Phantom Units

Prior to the Merger Transaction, certain members of management received equity-based compensation awards for profits interests in Hoya Topco in the form of incentive units, phantom units, Class D Units, and Class E Units. Each incentive unit vests ratably over five years and accelerates upon a change in control of Hoya Topco.

On June 10, 2024, the Board of Managers of Hoya Topco approved (i) the redemption, repurchase, and cancellation by Hoya Topco of all of its outstanding profits interests held by our current employees and (ii) the repurchase and cancellation by Hoya Topco of all of its outstanding phantom units held by our employees. There was no equity-based compensation expense previously recognized related to the phantom units.

Hoya Topco had no outstanding profits interests or phantom units held by our current employees, and we had no unrecognized equity-based compensation expense related thereto, as of June 30, 2025.

Equity-Based Compensation Expense

During the three and six months ended June 30, 2025, equity-based compensation expense related to RSUs was $10.4 million and $19.2 million, respectively, compared to $8.4 million and $13.9 million during the three and six months ended June 30, 2024, respectively. Unrecognized equity-based compensation expense relating to unvested RSUs as of June 30, 2025 was approximately $67.6 million, which is expected to be recognized over a weighted average period of approximately one year.

During the three and six months ended June 30, 2025, equity-based compensation expense related to stock options was $1.5 million and $3.7 million, respectively, compared to $2.9 million and $5.8 million during the three and six months ended June 30, 2024, respectively. Unrecognized equity-based compensation expense relating to unvested stock options as of June 30, 2025 was $3.6 million, which is expected to be recognized over a weighted average period of approximately one year.

During the three and six months ended June 30, 2024, equity-based compensation expense related to profits interests was $3.1 million and $3.3 million, respectively. We did not recognize any equity-based compensation expense related to profits interests during the three and six months ended June 30, 2025 and there was no unrecognized equity-based compensation expense relating to profits interests as of June 30, 2025.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Equity-based compensation expense for the three and six months ended June 30, 2025 and 2024 excludes capitalized development costs of $0.2 million and $0.4 million, respectively.

17. Earnings per Share

We calculate basic and diluted net income (loss) per share of our Class A common stock in accordance with ASC Topic 260, Earnings per Share. Because our Class B common stock does not have economic rights in VSI, it is not considered a participating security for basic and diluted net income (loss) per share, and we do not present basic and diluted net income (loss) per share of Class B common stock. However, holders of our Class B common stock are allocated income (loss) from Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net income (loss) attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net income (loss) in each quarterly period by Hoya Topco’s weighted average percentage ownership of Intermediate Units during the period. Hoya Topco has the right to exchange its Intermediate Units for shares of our Class A common stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by our Board, which as of June 30, 2025 consisted of a majority of directors nominated by affiliates of Hoya Topco and GTCR, LLC pursuant to our stockholders’ agreement. The ability to put Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of our Class A common stock and is subject to our Board’s approval.

The following table presents the net income (loss) attributable to Hoya Topco’s redeemable noncontrolling interests for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)—Hoya Intermediate	$(335,411)	$(437)	$(345,964)	$12,433
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income (loss)	36.9%	36.6%	36.9%	36.2%
Net income (loss) attributable to Hoya Topco's redeemable noncontrolling interests	$(123,652)	$(160)	$(127,498)	$4,505

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents the computation of basic and diluted net income (loss) per share of Class A common stock for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator—basic
Net income (loss)	$(263,327)	$(1,221)	$(273,115)	$9,518
Less: net (income) loss attributable to redeemable noncontrolling interests	123,652	160	127,498	(4,505)
Net income (loss) attributable to Class A common stockholders—basic	(139,675)	(1,061)	(145,617)	5,013
Denominator—basic
Weighted average Class A common stock outstanding—basic	130,537,970	131,802,620	131,712,573	132,935,446
Net income (loss) per Class A common stock—basic	$(1.07)	$(0.01)	$(1.11)	$0.04

Numerator—diluted
Net income (loss) attributable to Class A common stockholders—basic	$(139,675)	$(1,061)	$(145,617)	$5,013
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	(123,583)	(814)	(127,499)	2,434
RSUs	(268)	—	—	3
Net income (loss) attributable to Class A common stockholders—diluted	(263,526)	(1,875)	(273,116)	7,450
Denominator—diluted
Weighted average Class A common stock outstanding—basic	130,537,970	131,802,620	131,712,573	132,935,446
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	76,225,000	76,225,000	76,225,000	76,225,000
RSUs	199,664	—	199,664	777,264
Weighted average Class A common stock outstanding—diluted	206,962,634	208,027,620	208,137,237	209,937,710
Net income (loss) per Class A common stock—diluted	$(1.27)	$(0.01)	$(1.31)	$0.04

Potential shares of our Class A common stock are excluded from the computation of diluted net income (loss) per share of Class A common stock if their effect would have been anti-dilutive for the three and six months ended June 30, 2025 and 2024 or if the issuance of shares is contingent upon events that did not occur by the end of the three and six months ended June 30, 2025 and 2024.

The following table presents potentially dilutive securities that are excluded from the computation of diluted net income (loss) per share of Class A common stock for the three and six months ended June 30, 2025 and 2024 that could potentially dilute earnings per share in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	21,394,947	2,526,153	1,459,723	1,030,298
Stock Options	7,512,056	8,545,136	7,512,056	8,545,136
Public Warrants	6,766,853	6,766,853	6,766,853	6,766,853
Private Warrants	6,519,791	6,519,791	6,519,791	6,519,791
Exercise Warrants	34,000,000	34,000,000	34,000,000	34,000,000
Intermediate Warrants	4,000,000	4,000,000	4,000,000	4,000,000

18. Subsequent Events

Reverse Stock Split

On July 21, 2025, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation (our “Charter”) to effect, at the option of our Board, a reverse stock split of our common stock at a ratio in the range of 1-for-5 to 1-for-30, inclusive, with such ratio to be determined by our Board. Subsequently, our Board approved a 1-for-20 reverse stock split of our common stock, pursuant to which every 20 shares of Class A and Class B common stock will be combined into one share of Class A and Class B common stock, respectively (the “Reverse Stock Split”). We will implement the Reverse Stock Split by filing an amendment to our Charter with the

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Secretary of State of the State of Delaware that will become effective at 5:00 p.m. Eastern Time on August 5, 2025, and our Class A common stock will begin trading on a split-adjusted basis at the open of trading on August 6, 2025. The Reverse Stock Split will affect all holders of our common stock uniformly and will not affect any such holder’s percentage ownership interest in our company or proportionate voting power (subject, in each case, to our payment of cash in lieu of any fractional shares of Class A common stock resulting from the Reverse Stock Split). The Reverse Stock Split will not affect the number of authorized shares or the par value of our common stock.

The share and per share amounts included in these condensed consolidated financial statements and accompanying notes have not been adjusted to account for the anticipated Reverse Stock Split. The following table reflects the pro forma effect of the Reverse Stock Split on our earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator—basic
Net income (loss)	$(263,327)	$(1,221)	$(273,115)	$9,518
Less: net (income) loss attributable to redeemable noncontrolling interests	123,652	160	127,498	(4,505)
Net income (loss) attributable to Class A common stockholders—basic	(139,675)	(1,061)	(145,617)	5,013
Denominator—basic
Weighted average Class A common stock outstanding—basic	6,526,899	6,590,131	6,585,629	6,646,772
Net income (loss) per Class A common stock—basic	$(21.40)	$(0.16)	$(22.13)	$0.75

Numerator—diluted
Net income (loss) attributable to Class A common stockholders—basic	$(139,675)	$(1,061)	$(145,617)	$5,013
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	(123,583)	(814)	(127,499)	2,434
RSUs	(268)	—	—	3
Net income (loss) attributable to Class A common stockholders—diluted	(263,526)	(1,875)	(273,116)	7,450
Denominator—diluted
Weighted average Class A common stock outstanding—basic	6,526,899	6,590,131	6,585,629	6,646,772
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	3,811,250	3,811,250	3,811,250	3,811,250
RSUs	9,983	—	9,983	38,863
Weighted average Class A common stock outstanding—diluted	10,348,132	10,401,381	10,406,862	10,496,886
Net income (loss) per Class A common stock—diluted	$(25.47)	$(0.18)	$(26.24)	$0.71

OBBB Act

On July 4, 2025, a reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law, which includes a broad range of tax reform provisions that may affect our financial results. The OBBB Act allows an elective deduction for domestic research and development, a reinstatement of elective 100% first-year bonus depreciation, and modifications to the calculation for excess business interest expense limitation under Section 163(j) of the Internal Revenue Code. We are currently evaluating the impact of these provisions, which could affect our effective tax rate and deferred tax assets in 2025 and future periods. While we do not believe the OBBB Act will have a material impact on our condensed consolidated financial statements given the recorded valuation allowance, the evaluation of the impact is ongoing due to the complexity of the provisions within the OBBB Act. The impact of the OBBB Act on our condensed consolidated financial statements will depend on the specific facts in each year and anticipated guidance from the U.S. Department of the Treasury.

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

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. Our mission is to empower and enable fans to Experience It Live. We believe in the power of shared experiences to connect people with live events that deliver some of life’s most exciting moments. We operate a technology platform and marketplace that enables consumers to easily discover and purchase tickets to live events and book hotel rooms and packages while enabling ticket sellers and partners to seamlessly manage their operations. We differentiate from competitors by offering an extensive breadth and depth of ticket listings at a competitive value.

The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net income (loss), and adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketplace GOV*	$685,488	$998,065	$1,505,847	$2,026,543
Revenues	143,566	198,316	307,589	389,168
Net income (loss)	(263,327)	(1,221)	(273,115)	9,518
Adjusted EBITDA*	$14,356	$44,178	$36,077	$83,096

* See the “Key Business Metrics and Non-U.S. GAAP Financial Measure” section below for more information on Marketplace GOV and adjusted EBITDA, which is a financial measure not defined under accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Our Business Model

We operate our business in two segments: Marketplace and Resale.

Marketplace Segment

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners, for which we earn revenue from processing ticket sales for live events and facilitating the booking of hotel rooms and packages through our Owned Properties, which consists of (i) Vivid Seats; (ii) Wavedash Co., Ltd. (“Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan, which we acquired in September 2023; (iii) Vegas.com, LLC, an online ticket marketplace for live event enthusiasts exploring shows, attractions, tours, flights, and hotels in Las Vegas, which we acquired in November 2023; and (iv) until it ceased operations in July 2025, Vivid Picks, a real-money daily fantasy sports mobile application where users partook in contests by making player picks from a wide selection of individual and player matchup projections across a variety of sports, and through our Private Label Offering, which consists of numerous distribution partners. To a lesser extent, we also earn revenue from offering event insurance to ticket buyers. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

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

Recent Developments

Reverse Stock Split

On July 21, 2025, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation (our “Charter”) to effect, at the option of our Board of Directors (our “Board”), a reverse stock split of our common stock at a ratio in the range of 1-for-5 to 1-for-30, inclusive, with such ratio to be determined by our Board. Subsequently, our Board approved a 1-for-20 reverse stock split of our common stock, pursuant to which every 20 shares of Class A and Class B common stock will be combined into one share of Class A and Class B common stock, respectively (the “Reverse Stock Split”). We will implement the Reverse Stock Split by filing an amendment to our Charter with the Secretary of State of the State of Delaware that will become effective at 5:00 p.m. Eastern Time on August 5, 2025, and our Class A common stock will begin trading on a split-adjusted basis at the open of trading on August 6, 2025. The Reverse Stock Split will affect all holders of our common stock uniformly and will not affect any such holder’s percentage ownership interest in our company or proportionate voting power (subject, in each case, to our payment of cash in lieu of any fractional shares of Class A common stock resulting from the Reverse Stock Split). The Reverse Stock Split will not affect the number of authorized shares or the par value of our common stock.

See Note 18, Subsequent Events, to our unaudited condensed consolidated financial statements included elsewhere in this Report, and the “Risk Factors” section of this Report, for additional information regarding the Reverse Stock Split. The share and per share amounts included in this Report have not been adjusted to account for the anticipated Reverse Stock Split.

Current Environment and Cost Reduction Program

While we continue to view live events as an attractive long-term opportunity supported by durable supply and demand tailwinds, recent industry trends have been challenging and our Marketplace Order volumes have been under pressure thus far in 2025. We attribute this to a combination of economic uncertainty affecting discretionary consumer spending and competitive intensity in performance marketing channels. In response to this evolving industry landscape, during the three months ending June 30, 2025 we began to implement a cost reduction program designed to right-size our business for the current environment and drive enhanced long-term efficiency.

OBBB Act

On July 4, 2025, a reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law, which includes a broad range of tax reform provisions that may affect our financial results. The OBBB Act allows an elective deduction for domestic research and development, a reinstatement of elective 100% first-year bonus depreciation, and modifications to the calculation for excess business interest expense limitation under Section 163(j) of the Internal Revenue Code. We are currently evaluating the impact of these provisions, which could affect our effective tax rate and deferred tax assets in 2025 and future periods. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the reforms.

The impact of the tax provisions in the OBBB Act will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

Key Business Metrics and Non-U.S. GAAP Financial Measure

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as management.

The following table summarizes our key business metrics and non-U.S. GAAP financial measure for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketplace GOV(1)	$685,488	$998,065	$1,505,847	$2,026,543
Marketplace orders(2)	2,173	3,097	4,469	5,974
Resale orders(3)	97	101	202	200
Adjusted EBITDA(4)	$14,356	$44,178	$36,077	$83,096
(1)
Marketplace GOV represents the total transactional amount of Marketplace orders processed on our online platform during a period, inclusive of fees, exclusive of taxes, and net of event cancellations. During the three and six months ended June 30, 2025, event cancellations negatively impacted our Marketplace GOV by $20.3 million and $35.8 million, respectively, compared to $21.2 million and $39.4 million during the three and six months ended June 30, 2024, respectively.
(2)
Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. During the three and six months ended June 30, 2025, our Marketplace segment experienced 47,845 and 90,198 event cancellations, respectively, compared to 52,392 and 102,441 event cancellations during the three and six months ended June 30, 2024, respectively.
(3)
Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. During the three and six months ended June 30, 2025, our Resale segment experienced 1,276 and 2,161 event cancellations, respectively, compared to 1,211 and 2,083 event cancellations during the three and six months ended June 30, 2024, respectively.
(4)
Adjusted EBITDA is a non-U.S. GAAP financial measure that we believe provides useful information to investors and others in understanding and evaluating our results of operations and serves as a useful measure for making period-to-period comparisons of our business performance. See the “Adjusted EBITDA” section below for more information, including a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure.

Marketplace GOV

Marketplace GOV is a key driver of Marketplace revenue. Marketplace GOV represents the total transactional amount of Marketplace orders processed on our online platform in a period, inclusive of fees, exclusive of taxes, and net of event cancellations. Marketplace GOV reflects our ability to attract and retain customers and provides insight into the overall health of the industry.

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
•
The length and team composition of sports playoff series and championship games; and

•
Event cancellations.

Marketplace GOV decreased by $312.6 million, or 31%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $520.7 million, or 26%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease resulted primarily from lower order volumes in our Marketplace segment.

Marketplace Orders

Marketplace orders represent the volume of Marketplace-related transactions processed on our online platform in a period, net of event cancellations. A Marketplace order can include one or more tickets, hotel rooms, or parking passes. Marketplace orders allow us to monitor transaction volume and better identify trends within our Marketplace segment.

Marketplace orders decreased by 0.9 million, or 30%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by 1.5 million, or 25%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease resulted primarily from lower activity in our Marketplace segment.

Resale Orders

Resale orders represent the volume of Resale-related transactions processed on a given platform (including our own) in a period, net of event cancellations. A Resale order can include one or more tickets or parking passes. Resale orders allow us to monitor transaction volume and better identify trends within our Resale segment.

Resale orders decreased by less than 0.1 million, or 4%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease resulted primarily from lower activity in our Resale segment. Resale orders increased by less than 0.1 million, or 1%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with U.S. GAAP and specifically excludes certain recurring costs such as income tax expense, interest expense – net, depreciation and amortization, sales tax liabilities, transaction costs, equity-based compensation, litigation, settlements, and related costs, change in fair value of warrants, loss on asset disposals, change in fair value of derivative asset, foreign currency loss (gain) – net, loss on extinguishment of debt, adjustment of liabilities under our TRA (as defined herein), impairment charges, and severance compensation. In addition, other companies may calculate adjusted EBITDA differently than we do, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the U.S. GAAP amounts that are excluded from our presentation of adjusted EBITDA.

The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(263,327)	$(1,221)	$(273,115)	$9,518
Adjustments to reconcile net income (loss) to adjusted EBITDA:
Income tax expense	76,165	577	79,320	2,846
Interest expense – net	5,634	5,324	11,299	10,406
Depreciation and amortization	12,341	10,502	23,966	20,985
Sales tax liability(1)	431	4,819	(1,360)	2,088
Transaction costs(2)	2,172	3,507	7,881	5,406
Equity-based compensation(3)	11,652	19,112	22,403	27,600
Litigation, settlements, and related costs(4)	352	4	705	7
Change in fair value of warrants(5)	(1,734)	(1,301)	(4,849)	(1,761)
Loss on asset disposals(6)	149	20	196	122
Change in fair value of derivative asset(7)	223	43	573	81
Foreign currency loss (gain) – net(8)	(1,533)	2,792	(3,574)	5,798
Loss on extinguishment of debt(9)	—	—	801	—
Adjustment of liabilities under TRA(10)	(149,172)	—	(149,172)	—
Impairment charges(11)	320,449	—	320,449	—
Severance compensation(12)	554	—	554	—
Adjusted EBITDA	$14,356	$44,178	$36,077	$83,096

(1)
During the periods presented, we accrued for additional uncollected indirect tax liabilities in jurisdictions where we expect to remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer. We also received abatements and recognized other reductions to the balance of the liability related to uncollected indirect taxes (including sales taxes).
(2)
Consists of: (i) legal, accounting, tax, and other professional fees; (ii) personnel costs related to retention bonuses; (iii) integration costs; and (iv) other transaction-related expenses, none of which are considered indicative of our core operating performance. Costs in the three and six months ended June 30, 2025 primarily related to potential strategic transactions that were explored during the period, the refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan (each as defined herein), repurchases of our Class A common stock, and various strategic investments. Costs in the three and six months ended June 30, 2024 primarily related to the refinancing of the 2022 First Lien Loan with the 2024 First Lien Loan (each as defined herein), repurchases of our Class A common stock, acquisitions, and various strategic investments.
(3)
Costs in the three and six months ended June 30, 2025 primarily related to equity granted pursuant to our 2021 Incentive Award Plan (as amended, the “2021 Plan”), which is not considered indicative of our core operating performance. Costs in the three and six months ended June 30, 2024 primarily related to equity granted pursuant to the 2021 Plan and profits interests issued prior to the October 2021 transaction pursuant to which Horizon Acquisition Corporation merged with and into us (the “Merger Transaction”), neither of which are considered indicative of our core operating performance.
(4)
Relates to external legal costs, settlement costs, and insurance recoveries, none of which are considered indicative of our core operating performance.
(5)
Relates to the revaluation of warrants to purchase common units of Hoya Intermediate (“Intermediate Units”) held by Hoya Topco, LLC (“Hoya Topco”) following the Merger Transaction, which is not considered indicative of our core operating performance.
(6)
Relates to disposals of fixed assets, which are not considered indicative of our core operating performance.
(7)
Relates to the revaluation of derivatives recorded at fair value, which is not considered indicative of our core operating performance.
(8)
Relates to net losses (gains) resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies, which are not considered indicative of our core operating performance.

(9)
Relates to losses incurred during the six months ended June 30, 2025 in connection with the extinguishment of the 2024 First Lien Loan, which are not considered indicative of our core operating performance.
(10)
Relates to the remeasurement of the TRA (as defined herein) liability, which is not considered indicative of our core operating performance.
(11)
Relates to non-cash impairment charges related to our goodwill and certain indefinite-lived intangible assets triggered by the effects of recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors, during the three and six months ended June 30, 2025.
(12)
Relates to severance-related payments paid to terminated employees as a result of a reduction in employee headcount during the three and six months ended June 30, 2025. The reduction was part of our strategic cost reduction program and is not considered indicative of our core operating performance.

Key Factors Affecting Our Performance

During the six months ended June 30, 2025, there were no material changes to the “Key Factors Affecting Our Performance” discussed in our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table presents our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenues	$143,566	$198,316	$(54,750)	(28)%	$307,589	$389,168	$(81,579)	(21)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	42,429	48,765	(6,336)	(13)%	86,954	98,348	(11,394)	(12)%
Marketing and selling	53,800	70,114	(16,314)	(23)%	117,912	137,861	(19,949)	(14)%
General and administrative	46,272	61,053	(14,781)	(24)%	94,354	103,420	(9,066)	(9)%
Depreciation and amortization	12,341	10,502	1,839	18%	23,966	20,985	2,981	14%
Impairment charges	320,449	—	320,449	100%	320,449	—	320,449	100%
Total costs and expenses	475,291	190,434	284,857	150%	643,635	360,614	283,021	78%
Income (loss) from operations	(331,725)	7,882	(339,607)	(4,309)%	(336,046)	28,554	(364,600)	(1,277)%
Interest expense – net	5,634	5,324	310	6%	11,299	10,406	893	9%
Other expense (income) – net	(150,197)	3,202	(153,399)	(4,791)%	(154,351)	5,784	(160,135)	(2,769)%
Loss on extinguishment of debt	—	—	—	100%	801	—	801	100%
Income (loss) before income taxes	(187,162)	(644)	(186,518)	(28,962)%	(193,795)	12,364	(206,159)	(1,667)%
Income tax expense	76,165	577	75,588	13,100%	79,320	2,846	76,474	2,687%
Net income (loss)	(263,327)	(1,221)	(262,106)	(21,467)%	(273,115)	9,518	(282,633)	(2,969)%
Net income (loss) attributable to redeemable noncontrolling interests	(123,652)	(160)	(123,492)	(77,183)%	(127,498)	4,505	(132,003)	(2,930)%
Net income (loss) attributable to Class A common stockholders	$(139,675)	$(1,061)	$(138,614)	(13,064)%	$(145,617)	$5,013	$(150,630)	(3,005)%

Revenues

Total Revenues

The following table presents total revenues by segment for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Marketplace revenues	$114,478	$170,046	$(55,568)	(33)%	$248,218	$330,058	$(81,840)	(25)%
Resale revenues	29,088	28,270	818	3%	59,371	59,110	261	0%
Total revenues	$143,566	$198,316	$(54,750)	(28)%	$307,589	$389,168	$(81,579)	(21)%

Total revenues decreased by $54.8 million, or 28% during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $81.6 million, or 21%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from a decrease in Marketplace orders.

Marketplace Revenues

The following table presents Marketplace revenues by event category for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Concert revenues	$50,586	$80,803	$(30,217)	(37)%	$108,740	$148,832	$(40,092)	(27)%
Sport revenues	35,818	51,457	(15,639)	(30)%	74,416	98,805	(24,389)	(25)%
Theater revenues	23,744	30,932	(7,188)	(23)%	55,277	68,839	(13,562)	(20)%
Other revenues	4,330	6,854	(2,524)	(37)%	9,785	13,582	(3,797)	(28)%
Marketplace revenues	$114,478	$170,046	$(55,568)	(33)%	$248,218	$330,058	$(81,840)	(25)%

Marketplace revenues decreased by $55.6 million, or 33%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $81.8 million, or 25%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from 30% and 25% decreases in Marketplace orders during the same respective periods.

Marketplace cancellation charges, which generally have a negative impact on Marketplace revenues, represented a reduction to Marketplace revenues of $4.2 million during the three months ended June 30, 2025 compared to $3.9 million during the three months ended June 30, 2024. The increase resulted primarily from lower Marketplace revenues recognized from customer credit breakage, partly offset by lower payment-related chargeback activity primarily due to lower Marketplace order volume. Marketplace cancellation charges represented a reduction to Marketplace revenues of $9.5 million during the six months ended June 30, 2025 compared to $13.1 million during the six months ended June 30, 2024. The decrease resulted primarily from lower payment-related chargeback activity primarily due to lower Marketplace order volume, partly offset by lower Marketplace revenues recognized from customer credit breakage.

The following table presents Marketplace revenues by business model for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Owned Properties revenues	$97,439	$138,587	$(41,148)	(30)%	$206,671	$265,158	$(58,487)	(22)%
Private Label Offering revenues	17,039	31,459	(14,420)	(46)%	41,547	64,900	(23,353)	(36)%
Marketplace revenues	$114,478	$170,046	$(55,568)	(33)%	$248,218	$330,058	$(81,840)	(25)%

The decrease in both Owned Properties and Private Label Offering revenues during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 resulted primarily from a decrease in Marketplace orders.

We also earn Marketplace revenue in the form of referral fees charged to third-party insurance providers in exchange for offering event insurance to ticket buyers. Marketplace revenue earned from referral fees was $4.5 million and $10.3 million during the three and six months ended June 30, 2025, respectively, compared to $6.8 million and $13.6 million during the three and six months ended June 30, 2024, respectively. The decrease resulted primarily from lower Marketplace order volume.

Resale Revenues

Resale revenues increased by $0.8 million, or 3%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase resulted primarily from higher average revenue per Resale order, despite a 4% decrease in Resale orders. Resale revenues increased by $0.3 million, or 0.4%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was relatively consistent with the 1% increase in Resale orders.

Resale cancellation charges, which generally have a negative impact on Resale revenues, represented a reduction to Resale revenues of $0.7 million during the three months ended June 30, 2025 compared to $0.5 million during the three months ended June 30, 2024. Resale cancellation charges represented a reduction to Resale revenues of $1.2 million during the six months ended June 30, 2025 compared to $0.8 million during the six months ended June 30, 2024. The increase for both periods was due to a higher number of cancelled orders.

Cost of Revenues

Total Cost of Revenues

The following table presents total cost of revenues by segment for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Marketplace cost of revenues	$18,162	$25,163	$(7,001)	(28)%	$39,161	$51,304	$(12,143)	(24)%
Resale cost of revenues	24,267	23,602	665	3%	47,793	47,044	749	2%
Total cost of revenues	$42,429	$48,765	$(6,336)	(13)%	$86,954	$98,348	$(11,394)	(12)%

Total cost of revenues decreased by $6.3 million, or 13%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $11.4 million, or 12%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from a decrease in Marketplace orders.

Marketplace Cost of Revenues

Marketplace cost of revenues decreased by $7.0 million, or 28%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $12.1 million, or 24%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases, which were primarily due to a decrease in Marketplace orders, were relatively consistent with the 31% and 26% decreases in Marketplace GOV during the same respective periods.

Resale Cost of Revenues

Resale cost of revenues increased by $0.7 million, or 3%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and increased by $0.7 million, or 2%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increases were relatively consistent with the increases in Resale revenues during the same respective periods.

Marketing and Selling

Total Marketing and Selling

The following table presents total marketing and selling expenses by advertising category for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Online advertising	$48,630	$63,905	$(15,275)	(24)%	$107,829	$125,811	$(17,982)	(14)%
Offline advertising	5,170	6,209	(1,039)	(17)%	10,083	12,050	(1,967)	(16)%
Total marketing and selling	$53,800	$70,114	$(16,314)	(23)%	$117,912	$137,861	$(19,949)	(14)%

Total marketing and selling expenses, which are entirely attributable to our Marketplace segment, decreased by $16.3 million, or 23%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $19.9 million, or 14%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases were not consistent with the 33% and 25% decreases in Marketplace revenues during the same respective periods, primarily due to higher investment in digital performance marketing channels.

Online Advertising

Online advertising costs decreased by $15.3 million, or 24%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $18.0 million, or 14%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from a decrease in Marketplace orders, partly offset by higher investment in digital performance marketing channels.

Offline Advertising

Offline advertising costs decreased by $1.0 million, or 17%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $2.0 million, or 16%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from lower spending in traditional brand marketing channels in line with lower volumes.

Contribution Margin

Total Contribution Margin

The following table presents total contribution margin by segment for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Marketplace contribution margin	$42,516	$74,769	$(32,253)	(43)%	$91,145	$140,893	$(49,748)	(35)%
Resale contribution margin	4,821	4,668	153	3%	11,578	12,066	(488)	(4)%
Total contribution margin	$47,337	$79,437	$(32,100)	(40)%	$102,723	$152,959	$(50,236)	(33)%

Total contribution margin decreased by $32.1 million, or 40%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $50.2 million, or 33%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from a lower contribution margin in our Marketplace segment.

Marketplace Contribution Margin

Marketplace contribution margin decreased by $32.3 million, or 43%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $49.7 million, or 35%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from a decrease in Marketplace orders and higher investment in digital performance marketing channels.

Resale Contribution Margin

Resale contribution margin increased by $0.2 million, or 3%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase resulted primarily from higher average revenue per Resale order in the period. Resale contribution margin decreased by $0.5 million, or 4%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease resulted primarily from lower margins for certain Resale event categories.

General and Administrative

Total General and Administrative

The following table presents total general and administrative expenses by category for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Personnel expenses	$34,056	$43,088	$(9,032)	(21)%	$67,331	$75,690	$(8,359)	(11)%
Non-income tax expense	975	5,522	(4,547)	(82)%	(463)	3,143	(3,606)	(115)%
Other general and administrative	11,241	12,443	(1,202)	(10)%	27,486	24,587	2,899	12%
Total general and administrative	$46,272	$61,053	$(14,781)	(24)%	$94,354	$103,420	$(9,066)	(9)%

Total general and administrative expenses decreased by $14.8 million, or 24%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $9.1 million, or 9%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from a decrease in personnel expenses.

Personnel Expenses

Personnel expenses decreased by $9.0 million, or 21%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $8.4 million, or 11%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from a decrease in equity-based compensation expense.

Non-Income Tax Expense

Non-income tax expense decreased by $4.5 million, or 82%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $3.6 million, or 115%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decreases resulted primarily from receiving higher abatements and recognizing other reductions to the balance of the liability related to uncollected indirect taxes (including sales taxes).

Other General and Administrative

Other general and administrative expenses decreased by $1.2 million, or 10%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease resulted primarily from lower professional services fees. Other general and administrative expenses increased by $2.9 million, or 12%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase resulted primarily from an increase in computer and telecom expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.8 million, or 18%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and increased by $3.0 million, or 14%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increases resulted primarily from an increase in intangible assets as a result of our October 2024 acquisition of a domain name that we had previously licensed and, to a lesser extent, an increase in capitalized development activities related to our platform.

Impairment Charges

Impairment charges increased by $320.4 million, or 100%, for both the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The impairment charges resulted primarily from the effects of recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors, during the three and six months ended June 30, 2025 and resulted in a reduction in the fair values of our goodwill and certain indefinite-lived intangible assets.

Interest Expense – Net

Interest expense – net increased by $0.3 million, or 6%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and increased by $0.9 million, or 9%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increases resulted primarily from lower interest income earned on our cash balances.

Other Income – Net

Other income – net increased by $153.4 million, or 4791%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and increased by $160.1 million, or 2769%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increases resulted primarily from income related to the remeasurement of the TRA liability, net gains resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies, and higher unrealized gains related to the fair value remeasurement of the warrants issued by Hoya Intermediate to Hoya Topco in connection with the Merger Transaction.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $0.8 million, or 100%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase resulted entirely from the refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan. There was no change in Loss on extinguishment of debt during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Income Tax Expense

Income tax expense increased by $75.6 million and $76.5 million during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. The increase resulted primarily from increase to the valuation allowance recorded as of June 30, 2025.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of June 30, 2025, we had $153.0 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. During the six months ended June 30, 2025 we generated negative cash flows from operating activities, primarily due to abnormally low order volumes during the end of the period.

Loan Agreements

In February 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “Revolving Facility”).

On June 14, 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan with a maturity date of February 3, 2029 (the “2024 First Lien Loan”). The 2024 First Lien Loan carried an interest rate equal to the secured overnight financing rate (“SOFR”) (subject to a 0.5% floor) plus a margin of 3.00%.

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The 2025 First Lien Loan carries an interest rate equal to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The 2025 First Lien Loan requires quarterly principal payments of $1.0 million. The Revolving Facility, which was unaffected by the February 2022 and June 2024 refinancings, does not require periodic payments. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries (collectively, the “Guarantors”). All obligations under the 2025 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets.

In connection with our acquisition of Wavedash, we assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 million (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.3% per annum. On April 4, 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety.

As of June 30, 2025, we had the 2025 First Lien Loan outstanding and we had no outstanding borrowings under the Revolving Facility.

Share Repurchase Program

On February 29, 2024, our Board authorized a share repurchase program for up to $100.0 million of our Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced on March 5, 2024 and does not have a fixed expiration date.

During the three and six months ended June 30, 2025, we repurchased 3.9 million and 6.3 million shares of our Class A common stock, respectively, under the Share Repurchase Program, for which we paid $9.1 million and $15.7 million, respectively, and incurred commissions and excise taxes of $0.1 million. Repurchases of our Class A common stock are accounted for as equity transactions and recorded in Treasury stock in the Condensed Consolidated Balance Sheets. As of June 30, 2025, we recognized a liability of $0.3 million related to repurchases of our Class A common stock that were invoiced but not yet paid, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Cumulatively as of June 30, 2025, we have repurchased 10.4 million shares of our Class A common stock under the Share Repurchase Program, for which we have paid $38.5 million and incurred commissions and excise taxes of $0.2 million. As of June 30, 2025, $61.2 million remained available for future repurchases under the Share Repurchase Program.

Tax Distributions to Redeemable Noncontrolling Interests

Pursuant to its Limited Liability Company Agreement, Hoya Intermediate is required to make pro rata tax distributions to its members, of which zero and $1.7 million was distributed to redeemable noncontrolling interests during the three and six months ended June 30, 2025, respectively.

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

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of June 30, 2025, we believe, based on applicable accounting standards, that it is no longer probable that we will generate sufficient future taxable income to support a significant amount of the balance of the TRA liability previously recorded as of March 31, 2025. As of June 30, 2025, after evaluating all available positive and negative evidence, we determined that significant negative objective and verifiable evidence in the form of cumulative losses by our domestic operations exists to change our conclusion regarding the future realization of our deferred tax assets, which therefore significantly impacts the amount of future TRA payments that are probable to be made. As of June 30, 2025, we estimate that a $6.5 million TRA liability is probable, of which $5.8 million is due within the next 12 months. During the three and six months ended June 30, 2025, we recorded income of $149.2 million for the change in the TRA liability, which is recorded in Other income – net in the Condensed Consolidated Statements of Operations. The total TRA payment obligation, if there is sufficient taxable income to recognize all TRA attributes, was $155.7 million and $159.7 million as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, we made payments of zero and $4.0 million, respectively, pursuant to the TRA. Both the TRA-related deferred tax assets and the TRA obligation are estimates that are subject to change. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we expect to record a liability and corresponding expense related to the TRA.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(53,908)	$25,359
Net cash used in investing activities	(11,665)	(10,548)
Net cash provided by (used in) financing activities	(25,443)	94,716

Net Cash Provided by (Used In) Operating Activities

Net cash used in operating activities was $53.9 million during the six months ended June 30, 2025 due to a net loss of $273.1 million, net non-cash charges of $291.1 million, and net cash outflows from a $71.9 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a decrease in Accounts payable resulting from a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV and a decrease in Accrued expenses and other current liabilities due to lower Marketplace GOV, as well as the timing of disbursements.

Net cash provided by operating activities was $25.4 million during the six months ended June 30, 2024 due to $9.5 million in net income, net non-cash charges of $54.0 million, and net cash outflows from a $38.2 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to the timing of receipts and disbursements for accrued expenses and other current liabilities, accounts receivable and inventory.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 and 2024 was $11.7 million and $10.6 million, respectively, which was primarily related to capital spending on development activities for our online platform in both periods.

Net Cash Provided by (Used In) Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025 was $25.4 million, which was primarily related to repurchases of our Class A common stock under the Share Repurchase Program and payments of liabilities under the TRA.

Net cash provided by financing activities during the six months ended June 30, 2024 was $94.7 million, which was primarily related to the refinancing of the 2022 First Lien Loan with the 2024 First Lien Loan on June 10, 2024.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and valuation allowances have the greatest potential impact on our condensed consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial statements. For a description of our critical accounting policies and estimates, see our 2024 Form 10-K. During the three and six months ended June 30, 2025, there were no material changes to the critical accounting policies disclosed in our 2024 Form 10-K.

We closely monitor the financial and operating results impacting our lone reporting unit with a goodwill balance (the "Marketplace Reporting Unit") and indefinite-lived intangible assets and, as deemed necessary, we make comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the fair value of the Marketplace Reporting Unit and indefinite-lived intangible assets. We perform an annual impairment assessment of our goodwill and indefinite-lived intangible assets as of October 31 of each fiscal year. During the second quarter of 2025, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of the Marketplace Reporting Unit and indefinite-lived intangible assets were below the respective carrying amounts. We identified several factors related to the Marketplace Reporting Unit and certain indefinite-lived intangible assets that led us to conclude that it was more likely than not that the fair value of the Marketplace Reporting Unit and indefinite-lived intangible assets were below the respective carrying values, which triggered us to perform an interim goodwill impairment assessment for the Marketplace Reporting Unit and certain indefinite-lived intangible assets. These factors included recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors. As a result of the interim test, we recognized a goodwill impairment loss of $297.4 million related to the Marketplace Reporting Unit during the three and six months ended June 30, 2025. We also recognized an impairment loss of $23.0 million related to certain indefinite-lived trademarks during the three and six months ended June 30, 2025.

The fair value estimates used in our interim quantitative impairment test were based on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic and competitive environment. There can be no assurance that the estimates and assumptions used at the time of our interim assessment will not change over time. If fiscal year 2025 profitability trends decline below what is expected, it is possible that a future interim or annual assessment could result in an additional impairment of our goodwill and indefinite-lived intangible assets.

Recent Accounting Pronouncements

See Note 2, New Accounting Standards, to our unaudited condensed consolidated financial statements included elsewhere in this Report for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Rule 12b-2 under the Exchange Act), we are not required to provide this information.

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

Management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of June 30, 2025 due to the material weakness in our internal control over financial reporting described below.

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

Management, with the participation of our Board and its Audit Committee, began the implementation of remediation activities in 2022 and has since continued to develop and implement additional remediation activities. We believe significant progress has been made in our remediation efforts, which through June 30, 2025 included continuing to:

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

Changes in Internal Control over Financial Reporting

Except with respect to our continuing remediation activities discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should carefully consider the risks and uncertainties discussed in the “Risk Factors” section of our 2024 Form 10-K. These risks and uncertainties could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this Report. Other than as set forth below, during the three and six months ended June 30, 2025, there were no material changes to the risk factors discussed in our 2024 Form 10-K.

The effect of the Reverse Stock Split on the market price and liquidity of our Class A common stock, and our overall market capitalization, cannot be predicted.

Following the effectiveness of the Reverse Stock Split, the market price of our Class A common stock will continue to be based on our business performance and other factors, many of which are unrelated to our capitalization or the Reverse Stock Split. The effect of the Reverse Stock Split, if any, on such price cannot be accurately predicted. There can be no assurance that such price will increase in proportion to the decrease in the number of outstanding shares of our Class A common stock, if at all. Further, even if such price does increase after the Reverse Stock Split, there can be no assurance that such increase will be maintained. Moreover, if the Reverse Stock Split is perceived negatively by the market, it could adversely affect such price. In any such case, our market capitalization would decrease. Any such adverse effect on market price and/or decrease in market capitalization would be magnified after the Reverse Stock Split due to the reduced number of issued shares of our common stock.

In addition, the Reverse Stock Split will reduce the number of outstanding shares of our Class A common stock, which may lead to reduced trading therein and a smaller number of market makers therefor (particularly if the market price thereof does not increase after the Reverse Stock Split). The Reverse Stock Split will also increase the number of stockholders who own “odd lots” of fewer than 100 shares of our Class A common stock. Brokerage commissions and other costs associated with transactions in odd lots are generally higher than those associated with transactions in more than 100 shares. As a result, stockholders who own fewer than 100 shares of our Class A common stock after the Reverse Stock Split may face higher transaction costs if they then decide to sell their shares.

The availability of additional authorized but unissued shares of our common stock following the Reverse Stock Split may make more difficult or discourage a merger, tender offer, or proxy contest, a change in control of our company, and/or the removal of management.

The Reverse Stock Split will result in a relative increase in the number of authorized but unissued shares of our common stock due to a decrease in the number of issued shares thereof. Under certain circumstances, this may be construed as having an anti-takeover effect because the availability of authorized but unissued shares may make more difficult or discourage a merger, tender offer, or proxy contest, a change in control of our company, and/or the removal of management, which our stockholders might otherwise deem favorable. For example, our Board could issue additional shares of our common stock (i) to frustrate or create impediments to a third-party attempt to takeover or otherwise gain control of our company because such issuance would dilute the voting power of the then-outstanding shares or (ii) to purchasers who support our Board in opposing a takeover bid that our Board determines not to be in the best interests of us and our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information related to repurchases of our Class A common stock during the three months ended June 30, 2025 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2025	2,623,959	$2.68	2,623,959	$63,313
May 1-31, 2025	—	—	—	63,313
June 1-30, 2025	1,279,359	1.63	1,279,359	61,231
Total	3,903,318	$2.34	3,903,318	$61,231

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

Vivid Seats Inc.

By:	/s/ Stanley Chia
Stanley Chia
Chief Executive Officer
August 5, 2025

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Financial Officer
August 5, 2025