Form 10-Q
period 2025-09-30
Vivid Seats Inc.
filed 2025-11-06
CIK 1856031

segmentpr i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40926

Vivid Seats Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3355184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24 E. Washington Street, Suite 900 Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

(312) 291-9966

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SEAT	The Nasdaq Stock Market LLC
Warrants to purchase Class A common stock	SEATW	The Nasdaq Stock Market LLC

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

As of October 31, 2025, the registrant had outstanding 10,725,316 shares of Class A common stock, $0.0001 par value per share, net of treasury shares (which figure reflects (i) the Reverse Stock Split (as defined herein) that became effective on August 5, 2025 and (ii) the Corporate Simplification (as defined herein) that was consummated on October 31, 2025).

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
•
Our ability to realize the anticipated benefits of the Reverse Stock Split and the Corporate Simplification (each as defined herein); and
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

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$145,108	$243,482
Restricted cash	605	1,166
Accounts receivable – net	38,483	48,315
Inventory – net	23,569	19,601
Prepaid expenses and other current assets	26,147	32,607
Total current assets	233,912	345,171
Property and equipment – net	12,814	12,567
Right-of-use assets – net	10,921	12,008
Intangible assets – net	189,166	233,116
Goodwill – net	648,622	943,119
Deferred tax assets – net	1,181	77,967
Investments	6,599	6,929
Other assets	3,867	5,219
Total assets	$1,107,082	$1,636,096
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Accounts payable	$199,157	$232,984
Accrued expenses and other current liabilities	126,990	165,047
Deferred revenue	18,123	23,804
Current maturities of long-term debt	3,950	3,950
Total current liabilities	348,220	425,785
Long-term debt – net	384,212	384,960
Long-term lease liabilities	17,079	18,731
TRA liability	180	155,720
Other liabilities	21,892	36,865
Total liabilities	771,583	1,022,061
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	63,344	352,922
Shareholders' equity:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 7,456,747 and 7,190,975 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	14	14
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, 3,811,250 shares issued and outstanding at September 30, 2025 and December 31, 2024	8	8
Additional paid-in capital	1,450,104	1,267,710
Treasury stock, at cost, 949,665 and 571,687 shares at September 30, 2025 and December 31, 2024, respectively	(93,892)	(75,568)
Accumulated deficit	(1,084,314)	(930,171)
Accumulated other comprehensive income (loss)	235	(880)
Total shareholders' equity	272,155	261,113
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$1,107,082	$1,636,096

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$136,373	$186,605	$443,962	$575,773
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	44,340	51,029	131,294	149,377
Marketing and selling	55,973	67,835	173,885	205,695
General and administrative	45,183	46,306	139,537	149,725
Depreciation and amortization	13,723	10,669	37,689	31,654
Impairment charges	—	—	320,449	—
Total costs and expenses	159,219	175,839	802,854	536,451
Income (loss) from operations	(22,846)	10,766	(358,892)	39,322
Interest expense – net	6,111	6,300	17,410	16,706
Other income – net	(13)	(9,020)	(154,364)	(3,236)
Loss on extinguishment of debt	—	—	801	—
Income (loss) before income taxes	(28,944)	13,486	(222,739)	25,852
Income tax expense (benefit)	(9,231)	4,290	70,089	7,136
Net income (loss)	(19,713)	9,196	(292,828)	18,716
Net income (loss) attributable to redeemable noncontrolling interests	(11,187)	3,900	(138,685)	8,405
Net income (loss) attributable to Class A common stockholders	$(8,526)	$5,296	$(154,143)	$10,311
Net income (loss) per Class A common stock:
Basic	$(1.31)	$0.81	$(23.52)	$1.56
Diluted	$(1.91)	$0.80	$(28.25)	$1.55
Weighted average Class A common stock outstanding:
Basic	6,490,954	6,576,079	6,553,724	6,623,019
Diluted	10,302,204	6,597,734	10,364,974	6,657,007

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(19,713)	$9,196	$(292,828)	$18,716
Other comprehensive income (loss):
Foreign currency translation adjustment	(275)	2,936	1,797	(210)
Unrealized gain (loss) on Note	(2)	205	(40)	247
Total other comprehensive income (loss)	(277)	3,141	1,757	37
Comprehensive income (loss)	(19,990)	12,337	(291,071)	18,753
Net income (loss) attributable to redeemable noncontrolling interests	(11,187)	3,900	(138,685)	8,405
Other comprehensive income (loss) attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	(102)	1,079	657	(78)
Unrealized gain (loss) on Note attributable to redeemable noncontrolling interests	(1)	76	(15)	91
Total other comprehensive income (loss) attributable to redeemable noncontrolling interests	(103)	1,155	642	13
Comprehensive income (loss) attributable to Class A common stockholders	$(8,700)	$7,282	$(153,028)	$10,335

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data) (Unaudited)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances at January 1, 2024	$481,742	7,058,366	$14	3,811,250	$8	$1,096,430	(364,575)	$(52,586)	$(939,596)	$747	$105,017
Net income	4,665	—	—	—	—	—	—	—	6,077	—	6,077
Issuances of Class A common stock	—	48,078	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(3,995)	—	—	—	(462)	—	—	—	—	(462)
Deemed contributions from former parent	75	—	—	—	—	133	—	—	—	—	133
Equity-based compensation	—	—	—	—	—	8,439	—	—	—	—	8,439
Repurchases of Class A common stock	—	—	—	—	—	—	(35,750)	(4,120)	—	—	(4,120)
Tax distributions to redeemable noncontrolling interests	(3,654)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(643)	—	—	—	—	—	—	—	—	(1,130)	(1,130)
Subsequent remeasurement of redeemable noncontrolling interests	(25,597)	—	—	—	—	25,597	—	—	—	—	25,597
Balances at March 31, 2024	456,588	7,102,449	14	3,811,250	8	1,130,137	(400,325)	(56,706)	(933,519)	(383)	139,551
Net loss	(160)	—	—	—	—	—	—	—	(1,061)	—	(1,061)
Issuances of Class A common stock	—	26,245	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(959)	—	—	—	(104)	—	—	—	—	(104)
Deemed contributions from former parent	2,959	—	—	—	—	5,113	—	—	—	—	5,113
Equity-based compensation	—	—	—	—	—	11,237	—	—	—	—	11,237
Repurchases of Class A common stock	—	—	—	—	—	—	(137,183)	(15,949)	—	—	(15,949)
Tax distributions to redeemable noncontrolling interests	(2,760)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(476)	—	—	—	—	—	—	—	—	(833)	(833)
Subsequent remeasurement of redeemable noncontrolling interests	(17,857)	—	—	—	—	17,857	—	—	—	—	17,857
Balances at June 30, 2024	438,294	7,127,735	14	3,811,250	8	1,164,240	(537,508)	(72,655)	(934,580)	(1,216)	155,811
Net income	3,900	—	—	—	—	—	—	—	5,296	—	5,296
Issuances of Class A common stock	—	16,563	—	—	—	—	—	—	—	—	—
Net settlement of equity incentive awards	—	(967)	—	—	—	(79)	—	—	—	—	(79)
Equity-based compensation	—	—	—	—	—	10,880	—	—	—	—	10,880
Repurchases of Class A common stock	—	—	—	—	—	—	(34,179)	(2,929)	—	—	(2,929)
Tax distributions to redeemable noncontrolling interests	(2,839)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	1,155	—	—	—	—	—	—	—	—	1,986	1,986
Subsequent remeasurement of redeemable noncontrolling interests	(158,477)	—	—	—	—	158,477	—	—	—	—	158,477
Balances at September 30, 2024	$282,033	7,143,331	$14	3,811,250	$8	$1,333,518	(571,687)	$(75,584)	$(929,284)	$770	$329,442

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data) (Unaudited)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances at January 1, 2025	$352,922	7,190,975	$14	3,811,250	$8	$1,267,710	(571,687)	$(75,568)	$(930,171)	$(880)	$261,113
Net loss	(3,846)	—	—	—	—	—	—	—	(5,942)	—	(5,942)
Issuances of Class A common stock	—	136,496	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	10,935	—	—	—	—	10,935
Repurchases of Class A common stock	—	—	—	—	—	—	(118,926)	(6,917)	—	—	(6,917)
Tax distributions to redeemable noncontrolling interests	(1,689)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	429	—	—	—	—	—	—	—	—	747	747
Net settlement of equity incentive awards	—	(15,922)	—	—	—	(1,411)	—	—	—	—	(1,411)
Subsequent remeasurement of redeemable noncontrolling interests	(122,189)	—	—	—	—	122,189	—	—	—	—	122,189
Balances at March 31, 2025	225,627	7,311,549	14	3,811,250	8	1,399,423	(690,613)	(82,485)	(936,113)	(133)	380,714
Net loss	(123,652)	—	—	—	—	—	—	—	(139,675)	—	(139,675)
Issuances of Class A common stock	—	100,410	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	11,838	—	—	—	—	11,838
Repurchases of Class A common stock	—	—	—	—	—	—	(195,166)	(9,220)	—	—	(9,220)
Other comprehensive income	316	—	—	—	—	—	—	—	—	542	542
Net settlement of equity incentive awards	—	(8,916)	—	—	—	(331)	—	—	—	—	(331)
Subsequent remeasurement of redeemable noncontrolling interests	26,531	—	—	—	—	(26,531)	—	—	—	—	(26,531)
Balances at June 30, 2025	128,822	7,403,043	14	3,811,250	8	1,384,399	(885,779)	(91,705)	(1,075,788)	409	217,337
Net loss	(11,187)	—	—	—	—	—	—	—	(8,526)	—	(8,526)
Issuances of Class A common stock	—	59,971	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	11,628	—	—	—	—	11,628
Repurchases of Class A common stock	—	—	—	—	—	—	(63,886)	(2,187)	—	—	(2,187)
Other comprehensive loss	(103)	—	—	—	—	—	—	—	—	(174)	(174)
Net settlement of equity incentive awards	—	(6,078)	—	—	—	(106)	—	—	—	—	(106)
Repurchase and retirement of fractional shares resulting from Reverse Stock Split	—	(189)	—	—	—	(5)	—	—	—	—	(5)
Subsequent remeasurement of redeemable noncontrolling interests	(54,188)	—	—	—	—	54,188	—	—	—	—	54,188
Balances at September 30, 2025	$63,344	7,456,747	$14	3,811,250	$8	$1,450,104	(949,665)	$(93,892)	$(1,084,314)	$235	$272,155

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(292,828)	$18,716
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,689	31,654
Amortization of leases	1,165	1,379
Amortization of deferred financing costs	735	718
Equity-based compensation	33,886	38,284
Change in fair value of Intermediate Warrants	(5,713)	(5,713)
Loss on asset disposals	380	160
Change in fair value of derivative asset	841	537
Deferred income tax expense	76,786	3,378
Non-cash interest expense (income) – net	499	(442)
Foreign currency loss (gain) – net	(2,363)	266
Loss on extinguishment of debt	801	—
Adjustment of liabilities under TRA	(149,787)	—
Impairment charges	320,449	—
Write-off of 2024 Sponsorship Loan	2,024	—
Changes in operating assets and liabilities:
Accounts receivable – net	10,027	(6,879)
Inventory – net	(3,967)	(1,234)
Prepaid expenses and other current assets	6,254	4,164
Accounts payable	(34,242)	(33,113)
Accrued expenses and other current liabilities	(39,611)	(35,140)
Deferred revenue	(5,681)	(10,042)
Long-term lease liabilities	(1,731)	—
Other assets and liabilities – net	(9,009)	(558)
Net cash provided by (used in) operating activities	(53,396)	6,135
Cash flows from investing activities
Disbursement of 2024 Sponsorship Loan	—	(2,000)
Purchases of property and equipment	(2,053)	(767)
Purchases of personal seat licenses	(990)	(737)
Investments in developed technology	(12,533)	(14,334)
Purchases of seat images	(686)	—
Net cash used in investing activities	(16,262)	(17,838)
Cash flows from financing activities
Payments of 2022 First Lien Loan	—	(689)
Payments of Shoko Chukin Bank Loan	—	(2,655)
Proceeds from 2024 First Lien Loan	—	125,500
Repurchases of Class A common stock	(18,292)	(22,998)
Payments of taxes related to net settlement of equity incentive awards	(1,848)	(645)
Repurchase and retirement of fractional shares resulting from Reverse Stock Split	(5)	—
Tax distributions to redeemable noncontrolling interests	(1,689)	(9,253)
Payment of liabilities under TRA	(4,005)	(77)
Payment of deferred financing costs and other debt-related expenses	(162)	(315)
Payments of 2024 First Lien Loan	(76,986)	(987)
Proceeds from 2025 First Lien Loan	76,986	—
Payments of 2025 First Lien Loan	(1,964)	—
Payments toward Acquired Domain Name Obligation	(1,500)	—
Net cash provided by (used in) financing activities	(29,465)	87,881
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	188	(151)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(98,935)	76,027
Cash, cash equivalents, and restricted cash – beginning of period	244,648	132,434
Cash, cash equivalents, and restricted cash – end of period	$145,713	$208,461
Supplemental disclosures of cash flow information
Cash paid for interest	$20,984	$16,728
Cash paid for income taxes	$5,259	$5,144
Cash paid for operating lease liabilities	$2,467	$2,325
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$935

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

Supplemental disclosures of non-cash investing activities
Equity-based compensation expense related to capitalized development costs	$515	$—
Excise taxes related to repurchases of Class A common stock recorded in Accrued expenses and other current liabilities	$29	$—

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

Reverse Stock Split

On August 5, 2025, following the approval of our stockholders and our Board of Directors (our “Board”), we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-20 reverse stock split of our common stock pursuant to which every 20 shares of Class A and Class B common stock were combined into one share of Class A and Class B common stock, respectively (the “Reverse Stock Split”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on August 5, 2025, and our Class A common stock began trading on a split-adjusted basis at the open of trading on August 6, 2025.

The Reverse Stock Split affected all holders of our common stock uniformly and did not affect any such holder’s percentage ownership interest in our company or proportionate voting power. However, if the Reverse Stock Split would have resulted in a stockholder holding fractional shares because the number of shares they held before the Reverse Stock Split was not evenly divisible by the 1-for-20 split ratio, we instead repurchased such fractional shares for cash and retired them from circulation, resulting in a less than $0.1 million cash outlay. The repurchase and retirement of such fractional shares is recorded as a separate component of both Class A common stock (for the number of shares that were repurchased and retired) and Additional paid-in capital (for the amount of the cash payment) in the Condensed Consolidated Statements of Equity. The Reverse Stock Split did not affect the number of authorized shares or the par value of our common stock.

All share and per share amounts included in these condensed consolidated financial statements have been adjusted to reflect the Reverse Stock Split.

2. New Accounting Standards

Issued Accounting Standards Adopted

Segment Reporting - Improvements to Reportable Segment Disclosures

In 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are to be applied retrospectively to all prior reporting periods presented in an entity’s financial statements. We adopted the amendments during the year ended December 31, 2024 with no material impact on

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

our consolidated financial statements, other than the impact thereof on our segment reporting footnote. See Note 4, Segment Reporting, for more information.

Issued Accounting Standards Not Yet Adopted

Income Taxes

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments will be effective beginning with the annual reporting period for the year ending December 31, 2025. We are currently evaluating the impact of adopting the amendments, which are expected to result in enhanced disclosures, on our future consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting—Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments are intended to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) included within income statement expense captions. The amendments will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adopting the amendments on our future consolidated financial statements.

Software Costs

On September 18, 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under Accounting Standards Codification (“ASC”) Subtopic 350-40, Intangibles — Goodwill and Other — Internal-Use Software. The amendments will be effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact of adopting the amendments on our future consolidated financial statements.

3. Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. As discussed in Note 4, Segment Reporting, we have determined that we have two operating and reportable segments: Marketplace and Resale.

The following tables present Marketplace revenues by business model and event category for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Owned Properties revenues	$96,582	$129,159	$303,253	$394,317
Private Label Offering revenues	8,225	23,494	49,772	88,394
Marketplace revenues	$104,807	$152,653	$353,025	$482,711

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Concert revenues	$43,072	$67,701	$151,812	$216,533
Sport revenues	33,900	50,378	108,316	149,183
Theater revenues	22,439	28,705	77,716	97,544
Other revenues	5,396	5,869	15,181	19,451
Marketplace revenues	$104,807	$152,653	$353,025	$482,711

During the three and nine months ended September 30, 2025, we recognized Resale revenues of $31.5 million and $90.9 million, respectively, compared to Resale revenues of $34.0 million and $93.1 million during the three and nine months ended September 30, 2024, respectively.

At September 30, 2025, Deferred revenue in the Condensed Consolidated Balance Sheets was $18.1 million, which primarily relates to our rewards loyalty program that allows enrolled ticket buyers on Vivid Seats-branded properties to earn reward credits to spend on future orders. Stamps earned under the program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue within the next seven years.

At December 31, 2024, $23.8 million was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets, of which $3.2 million and $12.9 million was recognized as revenue during the three and nine months ended September 30, 2025, respectively.

At December 31, 2023, $34.7 million was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets, of which $6.1 million and $20.2 million was recognized as revenue during the three and nine months ended September 30, 2024, respectively.

4. Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the entity’s Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. Our CODM is our Chief Executive Officer.

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

Cost of revenues largely consist of payment processing fees for our Marketplace segment and ticket costs for our Resale segment. Marketing and selling expenses, which relate entirely to our Marketplace segment, consist almost entirely of advertising costs. Most advertising costs are aimed towards acquiring new customers online through paid search engine marketing, fees paid to our advertising affiliates and distributors, and other various digital marketing activities. However, to a lesser extent, advertising costs are also aimed towards acquiring new customers offline through traditional media channels, advertising agency costs, and partnership expenses with sports teams and other media partners.

We do not report our assets, capital expenditures, general and administrative expenses, or depreciation and amortization expenses by segment because our CODM does not use this information to evaluate the performance of our operating segments.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables summarize our segment information for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Marketplace	Resale	Total	Marketplace	Resale	Total
Revenues	$104,807	$31,566	$136,373	$353,025	$90,937	$443,962
Cost of revenues (exclusive of depreciation and amortization shown separately below)	16,769	27,571	44,340	55,930	75,364	131,294
Marketing and selling:
Online advertising	52,013	—	52,013	159,842	—	159,842
Offline advertising	3,960	—	3,960	14,043	—	14,043
Total marketing and selling	55,973	—	55,973	173,885	—	173,885
Contribution margin	32,065	3,995	36,060	123,210	15,573	138,783
General and administrative			45,183			139,537
Depreciation and amortization			13,723			37,689
Impairment charges			—			320,449
Loss from operations			(22,846)			(358,892)
Interest expense – net			6,111			17,410
Other income – net			(13)			(154,364)
Loss on extinguishment of debt			—			801
Loss before income taxes			$(28,944)			$(222,739)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Marketplace	Resale	Total	Marketplace	Resale	Total
Revenues	$152,653	$33,952	$186,605	$482,711	$93,062	$575,773
Cost of revenues (exclusive of depreciation and amortization shown separately below)	23,052	27,977	51,029	74,356	75,021	149,377
Marketing and selling:
Online advertising	63,500	—	63,500	189,311	—	189,311
Offline advertising	4,335	—	4,335	16,384	—	16,384
Total marketing and selling	67,835	—	67,835	205,695	—	205,695
Contribution margin	61,766	5,975	67,741	202,660	18,041	220,701
General and administrative			46,306			149,725
Depreciation and amortization			10,669			31,654
Income from operations			10,766			39,322
Interest expense – net			6,300			16,706
Other income – net			(9,020)			(3,236)
Income before income taxes			$13,486			$25,852

Substantially all of our sales occur and assets reside in the United States.

5. Accounts Receivable - Net

The following table presents the major components of accounts receivable at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Uncollateralized payment processor obligations	$14,765	$28,740
Due from ticket sellers for cancellation charges	8,090	6,835
Due from distribution partners for cancellation charges	13,860	13,308
Event insurance and other commissions receivable	3,461	4,980
Other trade receivables	11,066	6,437
Accounts receivable	51,242	60,300
Less: allowance for credit losses	(12,759)	(11,985)
Accounts receivable – net	$38,483	$48,315

Accounts receivable is recorded net of our allowance for credit losses. As of September 30, 2025 and December 31, 2024, we had recorded a cumulative allowance for credit losses of $12.8 million and $12.0 million, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to buyers. The allowance for credit losses increased between

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

December 31, 2024 and September 30, 2025 primarily due to an increase in amounts due from distribution partners that are unlikely to be collected based on actual store credit usage.

We wrote off zero and $0.1 million for uncollectible accounts receivable balances during the three and nine months ended September 30, 2025, respectively. There were no write offs for uncollectible accounts receivable balances during the three and nine months ended September 30, 2024.

6. Prepaid Expenses and Other Current Assets

The following table presents the major components of prepaid expenses and other current assets at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Recovery of future customer compensation	$12,564	$20,335
Prepaid expenses	10,346	7,388
Other current assets	3,237	4,884
Prepaid expenses and other current assets	$26,147	$32,607

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $7.8 million between December 31, 2024 and September 30, 2025 primarily due to a decrease in estimated future event cancellations. A related provision for expected compensation to customers is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

7. Goodwill – Net and Intangible Assets – Net

Goodwill – Net

Goodwill, which derives from business combinations, is recorded net of foreign currency translation adjustments and accumulated impairment charges. Since our goodwill relates entirely to our Marketplace segment, there is only one reporting unit (the “Marketplace Reporting Unit”) that is relevant for the purpose of performing impairment assessments.

At June 30, 2025, we performed a qualitative impairment assessment to determine if it was more likely than not that the fair value of the Marketplace Reporting Unit was less than its carrying value by evaluating relevant events and circumstances. After considering recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors, we concluded that it was no longer more likely than not that the fair value of the Marketplace Reporting Unit exceeded its carrying value as of June 30, 2025. As a result, we concluded that a triggering event had occurred and we performed a quantitative impairment test.

The fair value of goodwill in the quantitative impairment test was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis were (i) long-term projections of our financial performance and (ii) the weighted average cost of capital of market participants, adjusted for the risk attributable to our business and industry. The principal assumption used in the market approach was an estimate of a market-based multiple to determine estimated fair value.

Based on our impairment analysis, we determined that the estimated fair value of the Marketplace Reporting Unit was lower than its carrying value, indicating that the goodwill had been impaired as of June 30, 2025. Consequently, we recognized a non-cash impairment expense of $297.4 million related to our goodwill during the three months ended June 30, 2025 and the nine months ended September 30, 2025, which is recorded in Impairment charges in

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

the Consolidated Statements of Operations.

At September 30, 2025, we performed a qualitative impairment assessment and concluded that a triggering event had not occurred.

The following table summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2025 (in thousands):

Gross goodwill balance at December 31, 2024	$1,320,219
Accumulated impairment charges	(377,100)
Goodwill – net balance at December 31, 2024	943,119
Foreign currency translation adjustment	2,915
Impairment charges	(297,412)
Goodwill – net balance at September 30, 2025	$648,622

As of September 30, 2025 and December 31, 2024, accumulated impairment charges related to our goodwill were $674.5 million and $377.1 million, respectively.

Intangible Assets – Net

The following table presents the major classes of intangible assets at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Definite-lived intangible assets
Supplier relationships	$57,123	$57,123
Customer relationships	34,620	34,620
Acquired developed technology	28,418	29,240
Capitalized development costs	58,313	46,293
Capitalized development costs – work in progress	6,917	6,839
Acquired Domain Name	17,348	17,348
Seat images	1,033	347
Foreign currency translation adjustment	(116)	(1,891)
Total gross book value	203,656	189,919
Less: accumulated amortization
Supplier relationships	(26,000)	(16,048)
Customer relationships	(21,979)	(14,053)
Acquired developed technology	(15,562)	(10,025)
Capitalized development costs	(37,128)	(27,325)
Acquired Domain Name	(1,015)	(88)
Seat images	(171)	(26)
Foreign currency translation adjustment	(129)	357
Total accumulated amortization	(101,984)	(67,208)
Indefinite-lived intangible assets
Trademarks	110,538	110,538
Foreign currency translation adjustment	(7)	(133)
Accumulated impairment charges	(23,037)	—
Intangible assets – net	$189,166	$233,116

Definite-Lived Intangible Assets

Definite-lived intangible assets, which primarily derive from acquisitions and internal strategic investments, are recorded net of foreign currency translation adjustments and accumulated amortization.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

In October 2024, we acquired a domain name we had previously licensed (the “Acquired Domain Name”). In exchange for the Acquired Domain Name, we are required to disburse monthly interest-free cash payments totaling $31.4 million through 2040 (the “Acquired Domain Name Obligation”).

We account for the Acquired Domain Name as a definite-lived intangible asset under ASC Topic 350, Intangibles—Goodwill and Other. The purchase price of the Acquired Domain Name was $17.3 million, which will be amortized over a total period of 15.6 years (the “Acquired Domain Name Term”). As of September 30, 2025 and December 31, 2024, the Acquired Domain Name had a carrying value of $16.3 million and $17.3 million, respectively, which is recorded in Intangible assets – net in the Condensed Consolidated Balance Sheets.

We account for the Acquired Domain Name Obligation as a liability for which interest will accrue over the Acquired Domain Name Term at an effective interest rate of 8.6% per annum. As of September 30, 2025 and December 31, 2024, the Acquired Domain Name Obligation had a carrying value of $16.8 million and $17.2 million, respectively, of which $0.6 million is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets and the remainder is recorded in Other liabilities in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, we recognized an expense of $0.3 million and $1.1 million, respectively, for interest incurred in relation to the Acquired Domain Name Obligation, which is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2025, we recognized an expense of $13.0 million and $35.7 million, respectively, for amortization related to our definite-lived intangible assets. During the three and nine months ended September 30, 2024, we recognized an expense of $10.2 million and $30.3 million, respectively, for amortization related to our definite-lived intangible assets. Amortization expenses related to our definite-lived intangible assets are recorded in Depreciation and amortization expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2025, we recognized a loss of $0.1 million and $0.3 million, respectively, for asset disposals related to our definite-lived intangible assets. During the three and nine months ended September 30, 2024, we recognized a loss of zero and $0.1 million, respectively, for asset disposals related to our definite-lived intangible assets. Losses on asset disposals are recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Indefinite-Lived Intangible Assets

At June 30, 2025, we performed a qualitative impairment assessment to determine if it was more likely than not that the fair value of certain indefinite-lived trademarks was less than their carrying value by evaluating relevant events and circumstances. After considering recent declines in our financial performance and near-term outlook, among other factors, we concluded that it was no longer more likely than not that the fair value of certain indefinite-lived trademarks exceeded their carrying value as of June 30, 2025. As a result, we concluded that a triggering event had occurred and we performed a quantitative impairment test.

The fair value of certain indefinite-lived trademarks in the quantitative impairment test was determined using the relief-from-royalty method, a detailed valuation methodology that involves the application of reasonable royalty rates to a net sales stream using the discounted cash flow method.

Based on our impairment analysis, we determined that the estimated fair value of certain indefinite-lived trademarks was lower than their carrying value, indicating that certain indefinite-lived trademarks had been impaired as of June 30, 2025. Consequently, we recognized a non-cash impairment expense of $23.0 million related to certain indefinite-lived trademarks during the three months ended June 30, 2025 and the nine months ended September 30, 2025, which is recorded in Impairment charges in the Consolidated Statements of Operations.

At September 30, 2025, we performed a qualitative impairment assessment and concluded that a triggering event had not occurred.

At September 30, 2025 and December 31, 2024, accumulated impairment charges related to our indefinite-lived intangible assets were $101.7 million and $78.7 million, respectively.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The carrying value of our intangible assets decreased by $44.0 million between December 31, 2024 and September 30, 2025 primarily due to larger accumulated amortization balances for our definite-lived intangible assets and impairment charges related to certain indefinite-lived intangible assets.

8. Investments and Fair Value measurements

Investments

In 2023, we invested $6.0 million in a privately held company in the form of a convertible promissory note (the “Note”) and a warrant to purchase up to 1,874,933 shares of the company’s stock (the “Warrant”). Interest on the Note accrues at 8.0% per annum, and outstanding principal and accrued interest on the Note is due and payable at the earlier of July 3, 2030 or a change in control of the company. The Warrant is exercisable until the date that is three years after the Note is repaid, subject to certain accelerating events.

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities, pursuant to which the Note is classified as an available-for-sale security and recognized at fair value with changes in unrealized gains and losses recorded as a separate component of Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss) on a recurring basis until realized. During the three and nine months ended September 30, 2025 and 2024, the Note had an unrealized loss of less than $0.1 million and an unrealized gain of $0.2 million, respectively. The Note’s amortized cost was $3.8 million and $3.0 million at September 30, 2025 and December 31, 2024, respectively. We did not recognize any credit losses related to the Note during the three and nine months ended September 30, 2025 and 2024.

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging, pursuant to which the Warrant is classified as a derivative instrument and recognized at fair value with changes in unrealized gains and losses recorded in Other income – net in the Condensed Consolidated Statements of Operations on a recurring basis until realized. The presentation of the Warrant, including whether it should be recorded as an asset or a liability, is evaluated at the end of each reporting period.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Recurring Fair Value Measurements

The following tables present the recurring fair value measurements of our financial assets by hierarchy level at September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2025
Note	$—	$—	$4,115	$4,115
Warrant	—	—	2,484	2,484
	$—	$—	$6,599	$6,599

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024
Note	$—	$—	$3,604	$3,604
Warrant	—	—	3,325	3,325
	$—	$—	$6,929	$6,929

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

The following table presents quantitative information about the significant unobservable inputs applied to the recurring Level 3 fair value measurements of our financial assets at September 30, 2025 and December 31, 2024:

		September 30,	December 31,
Asset	Significant Unobservable Inputs	2025	2024
Note	Expected term (years)	4.8	5.5
	Implied yield	21.2%	21.0%
Warrant	Expected term (years)	4.8	5.5
	Expected volatility	55.3%	59.0%
	Risk-free rate	3.7%	4.4%
	Expected dividend yield	0.0%	0.0%

The following table summarizes the changes in the carrying amounts of the Note and the Warrant (both of which are measured at fair value using Level 3 significant unobservable inputs) during the nine months ended September 30, 2025 (in thousands):

	Note	Warrant
Balances at January 1, 2025	$3,604	$3,325
Accretion of discount	153	—
Interest paid-in-kind	398	—
Unrealized losses:
Recorded in Net income (loss)	—	(841)
Recorded in Other comprehensive income (loss)	(40)	—
Total unrealized losses	(40)	(841)
Balances at September 30, 2025	$4,115	$2,484

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Nonrecurring Fair Value Measurements

The following table presents quantitative information about the significant unobservable inputs applied to the nonrecurring Level 3 fair value measurements of our non-financial assets as of June 30, 2025, which was the latest interim quantitative impairment test date of the following non-financial assets:

Asset	Significant Unobservable Inputs	Range (Weighted Average)
Goodwill	Discount rate	12.7% - 14.7% (13.7%)
	Long-term growth rate	2.0% - 4.0% (3.0%)
Trademarks	Discount rate	12.0% - 17.3% (13.3%)
	Long-term growth rate	3.0% - 3.0% (3.0%)
	Royalty rate	1.5% - 5.0% (2.4%)

The following table presents the sensitivities to changes in the significant unobservable inputs above as of June 30, 2025, which was the latest interim quantitative impairment test date of the following non-financial assets (in thousands):

	Goodwill	Trademarks
50 basis point increase in discount rate	$(18,056)	$(2,194)
50 basis point decrease in long-term growth rate	(7,696)	(1,263)
50 basis point decrease in royalty rate	—	(20,275)

See Note 7, Goodwill – Net and Intangible Assets – Net, for more information regarding the fair value methodologies for our non-financial assets.

9. Accrued Expenses and Other Current Liabilities

The following table presents the major components of accrued expenses and other current liabilities at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accrued marketing expense	$21,317	$30,573
Accrued customer credits	52,939	55,785
Accrued future customer compensation	14,872	26,614
Accrued payroll	9,506	10,128
Accrued operating expenses	10,957	16,193
Other current liabilities	17,399	25,754
Accrued expenses and other current liabilities	$126,990	$165,047

Accrued customer credits represent credits issued and outstanding for event cancellations or other service issues related to previously recorded sales transactions. The accrued amount is reduced by the amount of credits estimated to go unused, or breakage, provided that the credits are not subject to escheatment. We estimate breakage based on historical usage trends and available data on comparable programs, and we recognize breakage in proportion to the pattern of redemption for customer credits. Our breakage estimates could be impacted by future activity that differs from our estimates, the effects of which could be material.

During the three and nine months ended September 30, 2025, $1.5 million and $4.7 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $1.1 million and $3.7 million, respectively. During the three and nine months ended September 30, 2024, $2.4 million and $5.4 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $5.0 million and $11.5 million, respectively. Breakage amounts are recorded net of reductions in associated accounts receivable balances.

Accrued future customer compensation represents an estimate of the amount of customer compensation due from future event cancellation charges. These provisions, which are based on historic experience, revenue volumes for future events, and our estimate of the likelihood of future event cancellations, are recognized as a component of

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Revenues in the Condensed Consolidated Statements of Operations. The expected recoveries of these obligations are recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Our estimated accrual could be impacted by future activity that differs from our estimates, the effects of which could be material.

During the three and nine months ended September 30, 2025, we recognized a net decrease in revenue of $1.3 million and $0.2 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods. During the three and nine months ended September 30, 2024, we recognized a net increase in revenue of $1.3 million and $1.2 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where the performance obligations were satisfied in prior periods.

Accrued future customer compensation decreased by $11.7 million between December 31, 2024 and September 30, 2025 primarily due to a decrease in estimated future event cancellations. A related provision for expected recovery of compensation from customers is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

10. Long-Term Debt – Net

The following table presents the major components of long-term debt, net of unamortized debt issuance costs and current maturities, at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
2024 First Lien Loan	$—	$393,025
2025 First Lien Loan	391,060	—
Outstanding debt	391,060	393,025
Less: unamortized debt issuance costs	(2,898)	(4,115)
Long-term debt	388,162	388,910
Less: current maturities of long-term debt	(3,950)	(3,950)
Long-term debt – net	$384,212	$384,960

2022 First Lien Loan and Revolving Facility

In 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “Revolving Facility”).

2024 First Lien Loan

On June 14, 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan (the “2024 First Lien Loan”). The Revolving Facility was not impacted by the refinancing.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

The 2025 First Lien Loan carries an interest rate equal to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The effective interest rate on the 2025 First Lien Loan was 6.8% per annum at September 30, 2025.

The 2025 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. At September 30, 2025, the estimated fair value and the carrying value of the 2025 First Lien Loan was $275.7 million and $388.2 million, respectively. If measured at fair value, the 2025 First Lien Loan would be classified as Level 2 within the fair value hierarchy because its fair value would be estimated using quoted market prices that are directly observable in the marketplace. See Note 8, Investments and Fair Value Measurements, for more information regarding our approach and accounting treatment of recurring and nonrecurring fair value measurements.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the 2025 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and a failure to remedy could result in the acceleration of the loans or foreclosure on the collateral. As of September 30, 2025 and December 31, 2024, we were in compliance with all debt covenants related to the 2025 First Lien Loan and the 2024 First Lien Loan, respectively, and had no outstanding borrowings under the Revolving Facility.

In accordance with ASC Topic 470, Debt, we analyzed our outstanding balances with each lender both immediately before and after refinancing the 2024 First Lien Loan with the 2025 First Lien Loan and determined that the refinancing is partly accounted for as a debt modification (the “First Lien Loan Modification”), partly accounted for as a debt extinguishment (the “First Lien Loan Extinguishment”), and partly accounted for as an issuance of new debt (the “First Lien Loan Issuance”).

During the three and nine months ended September 30, 2025, we (i) recognized an expense of zero and $0.6 million, respectively, for third-party fees incurred in relation to the First Lien Loan Modification, which is recorded in Other income – net in the Condensed Consolidated Statements of Operations; (ii) recognized an expense of zero and $0.8 million, respectively, for losses incurred in relation to the First Lien Loan Extinguishment, which is recorded in Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations; and (iii) capitalized zero and $0.2 million of third-party fees incurred in relation to the First Lien Loan Issuance, which is recorded in Long-term debt – net in the Condensed Consolidated Balance Sheets.

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

11. Financial Instruments

In connection with the Reverse Stock Split, proportionate equitable adjustments were made to the number of shares of Class A common stock issuable upon exercise of the Public Warrants, the Private Warrants, the Exercise Warrants, the Mirror Warrants, and the Intermediate Warrants (each as defined below), as well as to the exercise and redemption prices thereof, as applicable. All share and per share amounts set forth below reflect these adjustments.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Public Warrants

In connection with the 2021 transaction pursuant to which Horizon Acquisition Corporation (“Horizon”) merged with and into VSI (the “Merger Transaction”), we issued to former warrant holders of Horizon warrants to purchase 906,638 shares of Class A common stock at an exercise price of $230.00 per share (the “Public Warrants”), of which warrants to purchase 258,333 shares were issued to Horizon Sponsor, LLC (“Horizon Sponsor”). The Public Warrants are traded on the Nasdaq Stock Market under the symbol “SEATW.”

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

The Public Warrants became exercisable 30 days following the Merger Transaction and expire at the earliest of the date that is five years following the Merger Transaction, the date of our liquidation, or the date of our optional redemption thereof provided that the value of our Class A common stock exceeds $360.00 per share. There is an effective registration statement and prospectus relating to the shares of Class A common stock issuable upon exercise of the Public Warrants.

Under certain circumstances, we may elect to redeem the Public Warrants at a redemption price of $0.20 per Public Warrant at any time during the term of the Public Warrants in which the trading price of our Class A common stock has been at least $360.00 per share for 20 trading days within a 30 trading-day period. If we elect to redeem the Public Warrants, we must notify the Public Warrant holders in advance, who would then have at least 30 days from the date of such notification to exercise their respective Public Warrants. Any Public Warrants not exercised within that 30-day period will be redeemed pursuant to this provision.

As of September 30, 2025 and December 31, 2024, there were Public Warrants to purchase 338,342 shares of Class A common stock outstanding.

Private Warrants

In connection with the Merger Transaction, we issued to Horizon Sponsor warrants to purchase 325,989 shares of Class A common stock at an exercise price of $230.00 per share (the “Private Warrants”). The Private Warrants have similar terms to the Public Warrants, with the most notable difference being that we are unable to redeem the Private Warrants.

As of September 30, 2025 and December 31, 2024, there were Private Warrants to purchase 325,989 shares of Class A common stock outstanding.

Exercise Warrants

In connection with the Merger Transaction, we issued to Horizon Sponsor warrants to purchase: (i) 850,000 shares of Class A common stock at an exercise price of $200.00 per share (the “$200 Exercise Warrants”) and (ii) 850,000 shares of Class A common stock at an exercise of $300.00 per share (the “$300 Exercise Warrants” and, together with the $200 Exercise Warrants, the “Exercise Warrants”). The Exercise Warrants have similar terms to the Public Warrants, except that they have different exercise prices, have an initial term of 10 years, are not redeemable by us, and are fully transferable.

As of September 30, 2025 and December 31, 2024, there were Exercise Warrants to purchase 1,700,000 shares of Class A common stock outstanding (comprised of $200 Exercise Warrants to purchase 850,000 shares and $300 Exercise Warrants to purchase 850,000 shares).

Mirror Warrants

In connection with the Merger Transaction, Hoya Intermediate issued to us warrants to purchase: (i) 850,000 of its common units (“Intermediate Units”) at an exercise price of $200.00 per unit (the “$200 Mirror Warrants”); (ii) 850,000 Intermediate Units at an exercise of $300.00 per unit (the “$300 Mirror Warrants”); and (iii) 1,232,627 Intermediate Units at an exercise price of $230.00 per unit (the “$230

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Mirror Warrants” and, together with the $200 Mirror Warrants and the $300 Mirror Warrants, the “Mirror Warrants”). The Mirror Warrants have nearly identical terms to the Public Warrants, the Private Warrants, and the Exercise Warrants. Upon the valid exercise of a Public Warrant, Private Warrant, or Exercise Warrant, Hoya Intermediate will issue to us an equivalent number of Intermediate Units. Similarly, if a Public Warrant, Private Warrant, or Exercise Warrant is tendered, an equivalent number of Mirror Warrants will be tendered.

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

As of September 30, 2025 and December 31, 2024, there were Mirror Warrants to purchase 2,364,331 Intermediate Units outstanding (comprised of $200 Mirror Warrants to purchase 850,000 units, $300 Mirror Warrants to purchase 850,000 units, and $230 Mirror Warrants to purchase 664,331 units).

Intermediate Warrants

In connection with the Merger Transaction, Hoya Intermediate issued to Hoya Topco, LLC (“Hoya Topco”) warrants to purchase: (i) 150,000 Intermediate Units at an exercise price of $200.00 per unit (the “$200 Intermediate Warrants”); and (ii) 150,000 Intermediate Units at an exercise of $300.00 per unit (the “$300 Intermediate Warrants” and, together with the $200 Intermediate Warrants, the “Intermediate Warrants”). Upon the valid exercise of an Intermediate Warrant for Intermediate Units, we will issue an equivalent number of shares of Class B common stock to Hoya Topco. Because the Intermediate Warrants allow for cash redemption at the option of the warrant holder, they are recorded in Other liabilities in the Condensed Consolidated Balance Sheets.

As of September 30, 2025 and December 31, 2024, there were Intermediate Warrants to purchase 200,000 Intermediate Units outstanding (comprised of $200 Intermediate Warrants to purchase 100,000 units and $300 Intermediate Warrants to purchase 100,000 units).

The following table presents quantitative information about the significant unobservable inputs applied to the fair value measurement of the Intermediate Warrants at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Significant Unobservable Inputs	2025	2024
Expected term (years)	6.1	6.8
Expected volatility	70.0%	52.0%
Risk-free rate	3.8%	4.5%
Expected dividend yield	0.0%	0.0%

During the three and nine months ended September 30, 2025, the fair value of the Intermediate Warrants decreased by $0.9 million and $5.7 million, respectively, for which we recognized a gain in both periods. During the three and nine months ended September 30, 2024, the fair value of the Intermediate Warrants decreased by $4.0 million and $5.7 million, respectively, for which we recognized a gain in both periods. Gains and losses related to the change in fair value of the Intermediate Warrants are recorded in Other income – net in the Condensed Consolidated Statements of Operations.

The Intermediate Warrants were amended in connection with the Corporate Simplification (as defined herein) to instead provide for the right to purchase equal numbers of shares of Class A common stock at equal exercise prices. See Note 18, Subsequent Events, for more information.

12. Equity

Share Repurchase Program

On February 29, 2024, our Board authorized a share repurchase program for up to $100.0 million of Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced on March 5, 2024 and does not have a fixed expiration date.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

During the three and nine months ended September 30, 2025, we repurchased 0.1 million and 0.4 million shares of Class A common stock, respectively, under the Share Repurchase Program, for which we paid $2.1 million and $18.1 million, respectively, and incurred commissions and excise taxes of $0.1 million and $0.2 million, respectively. As of September 30, 2025, we recognized a liability of less than $0.1 million for unpaid excise taxes related to repurchases of Class A common stock, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Cumulatively as of September 30, 2025, we have repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we have paid $40.9 million and incurred commissions and excise taxes of $0.3 million. As of September 30, 2025, $59.1 million remained available for future repurchases under the Share Repurchase Program.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in each major component of Accumulated other comprehensive income (loss) attributable to Class A common stockholders during the nine months ended September 30, 2025 (in thousands):

	Accumulated Unrealized Gain on Note	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2025	$181	$(1,061)	$(880)
Recorded in Other comprehensive income (loss)	(25)	1,140	1,115
Balances at September 30, 2025	$156	$79	$235

13. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in management’s opinion, could have a material effect on our business, financial position, or results of operations other than those matters discussed below.

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in 2020. In 2022, certain class members were issued coupons and other class members were notified that they were eligible to submit a claim for a coupon. As of September 30, 2025 and December 31, 2024, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We were a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. A final order approving the settlement of this lawsuit was entered by the court on January 29, 2025, pursuant to which $0.3 million was paid to cover approved claims and legal and administrative fees. This amount, which was covered in full by insurance, was paid on March 28, 2025. As of September 30, 2025, we had no accrued liability related to this matter. As of December 31, 2024, a liability of $0.3 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to this matter.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

As of September 30, 2025 and December 31, 2024, we recognized a liability of $3.7 million and $7.5 million, respectively, related to uncollected indirect taxes (including sales taxes). This uncollected indirect tax liability, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, increases when accruals are made in jurisdictions where we expect to remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer and decreases when we receive abatements and/or recognize other reductions to the balance.

During the three and nine months ended September 30, 2025, we recognized a net expense of $0.5 million and a net benefit of $0.9 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). During the three and nine months ended September 30, 2024, we recognized a net expense of $0.5 million and $2.6 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). The net expense/benefit recognized related to the liability for uncollected indirect taxes (including sales taxes) is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Sponsorship Loan

On August 23, 2024, we and a privately held company entered into a sponsorship and custom content partnership agreement providing us with various marketing services in exchange for our issuance of an interest-free loan payable in installments that could total a maximum of $5.0 million (the “Sponsorship Loan”). We account for the Sponsorship Loan as a note receivable in accordance with ASC Topic 310, Receivables. On August 26, 2024, we disbursed $2.0 million of the Sponsorship Loan (the “2024 Sponsorship Loan”). While there is no stated maturity date for the 2024 Sponsorship Loan, we are entitled to a portion of advertising revenue received by the counterparty until it is repaid in full.

On June 30, 2025, we recorded a full write-off on the outstanding balance of the 2024 Sponsorship Loan because the counterparty filed for bankruptcy. The Sponsorship Loan’s carrying amount was written down to zero, reflecting the expectation of no recoverable amount under ASC Topic 326, Measurement of Credit Losses on Financial Instruments. During the three and nine months ended September 30, 2025, we recognized a loss of zero and $2.0 million, respectively, in connection to the write-off of the Sponsorship Loan, which is recorded in Other income – net in the Condensed Consolidated Statements of Operations.

14. Related-Party Transactions

Viral Nation Inc.

Viral Nation Inc. (“Viral Nation”) is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of our Board, serves on the board of directors of Viral Nation and is the Co-Founder, Chairman, and Chief Executive Officer of Eldridge Industries, LLC (“Eldridge”), which owns greater than 10% of Viral Nation. For Viral Nation’s services, we incurred an expense of less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2024, respectively, which is recorded in Marketing and selling expenses in the Condensed Consolidated Statements of Operations. We did not incur an expense for Viral Nation’s services during the three and nine months ended September 30, 2025.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Los Angeles Dodgers

The Los Angeles Dodgers are a Major League Baseball team based in Los Angeles, California. Todd Boehly, a member of our Board, owns greater than 10% of the Los Angeles Dodgers. In relation to a strategic partnership with the Los Angeles Dodgers, including our designation as the official ticket marketplace of the Los Angeles Dodgers and certain other advertising, marketing, promotional, and sponsorship benefits, we recognized an expense of $1.0 million $2.1 million during the three and nine months ended September 30, 2024, respectively, which is recorded in Marketing and selling expenses in the Consolidated Statements of Operations. We did not incur an expense in relation to the strategic partnership with the Los Angeles Dodgers during the three and nine months ended September 30, 2025.

Mabl, Inc.

Mabl, Inc. (“Mabl”) is a software company that uses its proprietary artificial intelligence-powered platform to provide automation support and other similar technology services. Martin Taylor, a member of our Board, is a Senior Managing Director at Vista Equity Partners, which is an investor in both us and Mabl. For Mabl’s services, we incurred an expense of $0.1 million during the three and nine months ended September 30, 2025, which is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations. We incurred an expense of less than $0.1 million for Mabl’s services during the three and nine months ended September 30, 2024.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate unitholders. For more information, see “Tax Receivable Agreement” in Note 15, Income Taxes.

15. Income Taxes

Income Tax Expense (Benefit)

During the three and nine months ended September 30, 2025, we recognized an income tax benefit of $9.2 million and an income tax expense of $70.1 million, respectively, which is recorded in Income tax expense (benefit) in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2025, our effective income tax rate differed from the 21% U.S. federal statutory rate primarily due to a reversal of an uncertain tax position. For the nine months ended September 30, 2025, our effective income tax rate differed from the 21% U.S. federal statutory rate primarily due to an increase in valuation allowance, reduction in TRA liability, a reversal of an uncertain tax position, and impairment charges in foreign jurisdictions.

During the three and nine months ended September 30, 2024, we recognized an income tax expense of $4.3 million and $7.1 million, respectively, which is recorded in Income tax expense (benefit) in the Condensed Consolidated Statements of Operations. Our effective income tax rate differed from the 21% U.S. federal statutory rate due to a redeemable noncontrolling interests adjustment for VSI’s allocable share of Hoya Intermediate’s income (loss), state taxes, equity-based compensation, and limitations on compensation deductions.

Deferred Tax Assets – Net

We regularly assess the need for a valuation allowance against our deferred tax assets. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of June 30, 2025 in part because during the three months ended June 30, 2025 we recorded a significant impairment of our goodwill and certain indefinite-lived intangible assets, entered into a cumulative loss position, and had a negative trend in earnings in the U.S. federal tax jurisdiction, we determined that there is sufficient negative evidence to conclude that it is more likely than not that deferred tax assets of $76.5 million associated with our investment in partnership, TRA, U.S. net operating losses, interest expense limitations, and tax credit carryforwards are not realizable. We therefore increased the valuation allowance accordingly. We continue to monitor the need for a valuation allowance against our deferred tax assets at each reporting date.

Tax Receivable Agreement

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate unitholders that provides for our payment to such unitholders of 85% of the amount of any tax savings that we realize (or, under

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. We account for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRA are recorded when it is probable that TRA payments will be incurred and the amount is estimable. As of June 30, 2025, we believe, based on applicable accounting standards, that it is no longer probable that we will generate sufficient future taxable income to support a significant amount of the balance of the TRA liability previously recorded as of March 31, 2025. As of June 30, 2025, after evaluating all available positive and negative evidence, we determined that significant negative objective and verifiable evidence in the form of cumulative losses by our domestic operations exists to change our conclusion regarding the future realization of our deferred tax assets, which therefore significantly impacts the amount of future TRA payments that are probable to be made. As of September 30, 2025, we estimate that a $5.9 million TRA liability is probable, of which $5.8 million is due within the next 12 months. During the three and nine months ended September 30, 2025, we recorded income of $0.6 million and $149.8 million, respectively, for the change in the TRA liability, which is recorded in Other income – net in the Condensed Consolidated Statements of Operations. The total TRA payment obligation, if there is sufficient taxable income to recognize all TRA attributes, was $155.7 million and $159.7 million as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, we made payments of zero and $4.0 million, respectively, pursuant to the TRA. Both the TRA-related deferred tax assets and the TRA obligation are estimates that are subject to change. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we expect to record a liability related to the TRA which will be recognized as an expense and recorded in Other income – net in the Condensed Consolidated Statements of Operations.

As of October 31, 2025, all rights and obligations under the TRA were terminated in exchange for the issuance of shares of Class A common stock in connection with the Corporate Simplification (other than certain terms thereof that expressly survived), including $5.8 million of cash payments that would have otherwise been due in the first quarter of 2026. As a result of the Corporate Simplification, we will no longer have a TRA liability. See Note 18, Subsequent Events, for more information.

OBBB Act

On July 4, 2025, a reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law, which includes a broad range of tax reform provisions that may affect our financial results. The OBBB Act allows an elective deduction for domestic research and development, a reinstatement of elective 100% first-year bonus depreciation, and modifications to the calculation for excess business interest expense limitation under Section 163(j) of the Internal Revenue Code. Our analysis shows the OBBB Act will not have a material impact on our condensed consolidated financial statements for the year ending December 31, 2025 given the recorded valuation allowance; however, the evaluation of the impact is ongoing due to the complexity of the provisions within the OBBB Act. The impact of the OBBB Act on our condensed consolidated financial statements will depend on the specific facts in each year and anticipated guidance from the U.S. Department of the Treasury.

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

In connection with the Reverse Stock Split, proportionate equitable adjustments were made to the number of shares of Class A common stock issuable under the 2021 Plan, as well as to the number of shares of Class A common stock

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

underlying outstanding RSUs (as defined below) and stock options (and the exercise prices thereof). All share and per share amounts set forth below reflect these adjustments.

RSUs

Restricted stock units (“RSUs”) are awards that are denominated in a hypothetical equivalent number of shares of Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU converts into shares of Class A common stock upon vesting.

During the nine months ended September 30, 2025 and 2024, we granted to certain employees 0.7 million and 0.5 million RSUs, respectively, at a weighted average grant date fair value of $54.68 per share and $106.40 per share, respectively. RSUs granted to employees vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

During the nine months ended September 30, 2025 and 2024, we granted to our directors less than 0.1 million RSUs at a weighted average grant date fair value of $30.40 per share and $104.80 per share, respectively. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the one-year anniversary of the grant date, subject to the director’s continued service on our Board.

During the nine months ended September 30, 2025 and 2024, we granted to certain consultants less than 0.1 million RSUs at a weighted average grant date fair value of $56.22 per share and $74.40 per share, respectively. RSUs granted to consultants either fully vest on the first anniversary of the grant date or in equal annual installments over three years, in each case subject to the consultant’s continued service through the applicable vesting date.

The following tables summarize the total activity for RSUs during the nine months ended September 30, 2025 and 2024 (in thousands, except per RSU data):

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2024	590	$112.24
Granted	718	53.12
Forfeited	(51)	75.34
Vested	(296)	115.26
Unvested at September 30, 2025	961	$69.10

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2023	194	$170.81
Granted	556	106.61
Forfeited	(26)	152.55
Vested	(91)	165.95
Unvested at September 30, 2024	633	$115.95

Stock Options

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables summarize the total activity for stock options during the nine months ended September 30, 2025 and 2024 (in thousands, except price per stock option data):

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	405	$162.20	7.7	$—
Forfeited	(1)	143.40
Outstanding at September 30, 2025	404	$162.26	6.9	$—
Vested and exercisable at September 30, 2025	383	$155.52

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	440	$160.40	9.0	$—
Forfeited	(28)	139.80
Expired	(40)	137.60
Outstanding at September 30, 2024	372	$164.60	8.0	$—
Vested and exercisable at September 30, 2024	219	$152.60

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

Hoya Topco had no outstanding profits interests or phantom units held by our current employees, and we had no unrecognized equity-based compensation expense related thereto, as of September 30, 2025.

Equity-Based Compensation Expense

During the three and nine months ended September 30, 2025, equity-based compensation expense related to RSUs was $10.2 million and $29.4 million, respectively, compared to $8.5 million and $22.4 million during the three and nine months ended September 30, 2024, respectively. Unrecognized equity-based compensation expense relating to unvested RSUs as of September 30, 2025 was $56.2 million, which is expected to be recognized over a weighted average period of approximately one year.

During the three and nine months ended September 30, 2025, equity-based compensation expense related to stock options was $1.5 million and $5.2 million, respectively, compared to $2.3 million and $8.1 million during the three and nine months ended September 30, 2024, respectively. Unrecognized equity-based compensation expense relating to unvested stock options as of September 30, 2025 was $2.0 million, which is expected to be recognized over a weighted average period of approximately one year.

During the three and nine months ended September 30, 2024, equity-based compensation expense related to profits interests was zero and $3.3 million, respectively. We did not recognize any equity-based compensation expense

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

related to profits interests during the three and nine months ended September 30, 2025 and there was no unrecognized equity-based compensation expense relating to profits interests as of September 30, 2025.

Equity-based compensation expense for the three and nine months ended September 30, 2025 excludes capitalized development costs of $0.1 million and $0.5 million, respectively. Equity-based compensation expense for the three and nine months ended September 30, 2024 excludes capitalized development costs of $0.2 million and $0.6 million, respectively.

17. Earnings per Share

We calculate basic and diluted net income (loss) per share of Class A common stock in accordance with ASC Topic 260, Earnings per Share. Because our Class B common stock does not have economic rights in VSI, it is not considered a participating security for basic and diluted net income (loss) per share, and we do not present basic and diluted net income (loss) per share of Class B common stock. However, holders of Class B common stock are allocated income (loss) from Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net income (loss) attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net income (loss) in each quarterly period by Hoya Topco’s weighted average percentage ownership of Intermediate Units during the period. Hoya Topco has the right to exchange its Intermediate Units for shares of Class A common stock on a one-to-one basis or cash proceeds of equal value at the time of redemption. The option to redeem Intermediate Units for cash proceeds must be approved by our Board, which as of September 30, 2025 consisted of a majority of directors nominated by affiliates of Hoya Topco and GTCR, LLC pursuant to our stockholders’ agreement. The ability to put Intermediate Units is solely within the control of the holder of the redeemable noncontrolling interests. If Hoya Topco elects the redemption to be settled in cash, the cash used to settle the redemption must be funded through a private or public offering of Class A common stock and is subject to our Board’s approval.

The following table presents the net income (loss) attributable to Hoya Topco’s redeemable noncontrolling interests for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)—Hoya Intermediate	$(30,239)	$10,630	$(376,203)	$23,064
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income (loss)	37.0%	36.7%	36.9%	36.4%
Net income (loss) attributable to Hoya Topco's redeemable noncontrolling interests	$(11,187)	$3,900	$(138,685)	$8,405

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

Net income (loss) per Class A common stock–diluted is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the weighted average number of Class A common share equivalents outstanding for the period determined using the treasury stock and if-converted methods, as applicable. All share and per share amounts included in the calculation of basic and diluted net income (loss) per share of Class A common stock have been adjusted to reflect the Reverse Stock Split. Net income (loss) attributable to Class A common stockholders–diluted is adjusted for (i) our share of Hoya Intermediate’s consolidated net income (loss) after giving effect to Intermediate Units that convert into potential shares of Class A common stock, to the extent it is dilutive, and (ii) the impact of changes in the fair value of the Intermediate Warrants, to the extent they are dilutive.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents the computation of basic and diluted net income (loss) per share of Class A common stock for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator—basic
Net income (loss)	$(19,713)	$9,196	$(292,828)	$18,716
Less: net (income) loss attributable to redeemable noncontrolling interests	11,187	(3,900)	138,685	(8,405)
Net income (loss) attributable to Class A common stockholders—basic	(8,526)	5,296	(154,143)	10,311
Denominator—basic
Weighted average Class A common stock outstanding—basic	6,490,954	6,576,079	6,553,724	6,623,019
Net income (loss) per Class A common stock—basic	$(1.31)	$0.81	$(23.52)	$1.56

Numerator—diluted
Net income (loss) attributable to Class A common stockholders—basic	$(8,526)	$5,296	$(154,143)	$10,311
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	(11,187)	—	(138,685)	—
RSUs	—	2	—	8
Net income (loss) attributable to Class A common stockholders—diluted	(19,713)	5,298	(292,828)	10,319
Denominator—diluted
Weighted average Class A common stock outstanding—basic	6,490,954	6,576,079	6,553,724	6,623,019
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	3,811,250	—	3,811,250	—
RSUs	—	21,655	—	33,988
Weighted average Class A common stock outstanding—diluted	10,302,204	6,597,734	10,364,974	6,657,007
Net income (loss) per Class A common stock—diluted	$(1.91)	$0.80	$(28.25)	$1.55

Potential shares of Class A common stock are excluded from the computation of diluted net income (loss) per share of Class A common stock if their effect would have been anti-dilutive for the three and nine months ended September 30, 2025 and 2024 or if the issuance of shares is contingent upon events that did not occur by the end of the three and nine months ended September 30, 2025 and 2024.

The following table presents the number of shares of common stock issuable under securities that were excluded from the computation of diluted net income (loss) per share of Class A common stock for the three and nine months ended September 30, 2025 and 2024 and could potentially dilute earnings per share in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	961,136	100,122	57,773	40,092
Stock Options	403,777	370,089	403,777	370,089
Public Warrants	338,342	338,342	338,342	338,342
Private Warrants	325,989	325,990	325,989	325,990
Exercise Warrants	1,700,000	1,700,000	1,700,000	1,700,000
Intermediate Warrants	200,000	200,000	200,000	200,000
Redeemable noncontrolling interests	—	3,811,250	—	3,811,250

18. Subsequent Events

On October 19, 2025, we entered into a Corporate Simplification Agreement (the “CSA”) with Hoya Intermediate and the TRA Parties named therein (including Hoya Topco). Pursuant to the CSA and the ancillary agreements described therein, a series of transactions was consummated over the two business days ending on October 31, 2025 that, among other things, simplified our corporate structure (such transactions, collectively, the “Corporate Simplification”). In connection with the Corporate Simplification, among other things:

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

•
Three Blocker Corporations (as defined in the CSA) merged with and into three of our wholly owned subsidiaries, respectively, such that the Blocker Corporations became our wholly owned subsidiaries;
•
Hoya Topco exchanged all of its shares of Class B common stock (which comprised all of the outstanding shares thereof) and corresponding Intermediate Units for an equal number of shares of Class A common stock, following which we cancelled all outstanding shares of Class B common stock;
•
The warrant agreements relating to the Intermediate Warrants were amended to instead provide for the right to purchase equal numbers of shares of Class A common stock at equal exercise prices, and simultaneously, the warrant agreement between us and Hoya Topco, which provided Hoya Topco with the right to purchase 200,000 shares of Class B common stock at an exercise price of $0.02 per share, was terminated;
•
All rights and obligations under the TRA and Hoya Intermediate’s Limited Liability Company Agreement were terminated (in each case other than certain terms thereof that expressly survived); and
•
We issued an aggregate of 403,022 shares of Class A common stock (after rounding down any fractional shares) to the TRA Parties.

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

The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net income (loss), and adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketplace GOV*	$618,139	$871,726	$2,123,986	$2,898,269
Revenues	136,373	186,605	443,962	575,773
Net income (loss)	(19,713)	9,196	(292,828)	18,716
Adjusted EBITDA*	$4,905	$34,077	$40,982	$117,172

* See the “Key Business Metrics and Non-U.S. GAAP Financial Measure” section below for more information on Marketplace GOV and adjusted EBITDA, which is a financial measure not defined under accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Our Business Model

We operate our business in two segments: Marketplace and Resale.

Marketplace Segment

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners, for which we earn revenue from processing ticket sales for live events and facilitating the booking of hotel rooms and packages through (a) our Owned Properties, which consists of (i) Vivid Seats; (ii) Wavedash Co., Ltd. (“Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan that we acquired in 2023; (iii) Vegas.com, LLC, an online ticket marketplace for live event enthusiasts exploring shows, attractions, tours, flights, and hotels in Las Vegas that we acquired in 2023; and (iv) until it ceased operations on July 18, 2025, Vivid Picks, a real-money daily fantasy sports mobile application, and (b) our Private Label Offering, which consists of numerous distribution partners. To a lesser extent, we also earn revenue from offering event insurance to ticket buyers. Using our online platform, we facilitate customer payments, deposits and withdrawals, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

The amount of Marketplace revenue earned in a given period is primarily represented by service and delivery fees charged to ticket buyers. For historical periods in which Vivid Picks operated, the amount of Marketplace revenue earned in a given period is represented by the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives. For event insurance, the amount of Marketplace revenue earned in a given period is represented by referral fees charged to third-party insurance providers.

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

Recent Developments

Corporate Simplification

On October 19, 2025, we entered into a Corporate Simplification Agreement (the “CSA”) with Hoya Intermediate and the TRA Parties named therein (including Hoya Topco, LLC (“Hoya Topco”)). Pursuant to the CSA and the ancillary agreements described therein, a series of transactions was consummated over the two business days ending on October 31, 2025 that, among other things, simplified our corporate structure (such transactions, collectively, the “Corporate Simplification”). In connection with the Corporate Simplification, among other things:

•
Three Blocker Corporations (as defined in the CSA) merged with and into three of our wholly owned subsidiaries, respectively, such that the Blocker Corporations became our wholly owned subsidiaries;
•
Hoya Topco exchanged all of its shares of Class B common stock (which comprised all of the outstanding shares thereof) and corresponding common units of Hoya Intermediate (“Intermediate Units”) for an equal number of shares of Class A common stock, following which we cancelled all outstanding shares of Class B common stock;
•
The warrant agreements relating to the Intermediate Warrants (as defined herein) were amended to instead provide for the right to purchase equal numbers of shares of Class A common stock at equal exercise prices, and simultaneously, the warrant agreement between us and Hoya Topco, which provided Hoya Topco with the right to purchase 200,000 shares of Class B common stock at an exercise price of $0.02 per share, was terminated;
•
All rights and obligations under the TRA and Hoya Intermediate’s Limited Liability Company Agreement were terminated (in each case other than certain terms thereof that expressly survived); and
•
We issued an aggregate of 403,022 shares of Class A common stock (after rounding down any fractional shares) to the TRA Parties.

Reverse Stock Split

On August 5, 2025, following the approval of our stockholders and our Board of Directors (our “Board”), we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-20 reverse stock split of our common stock pursuant to which every 20 shares of Class A and Class B common stock were combined into one share of Class A and Class B common stock, respectively (the “Reverse Stock Split”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on August 5, 2025, and our Class A common stock began trading on a split-adjusted basis at the open of trading on August 6, 2025.

The Reverse Stock Split affected all holders of our common stock uniformly and did not affect any such holder’s percentage ownership interest in our company or proportionate voting power. However, if the Reverse Stock Split would have resulted in a stockholder holding fractional shares because the number of shares they held before the Reverse Stock Split was not evenly divisible by the 1-for-20 split ratio, we instead repurchased such fractional shares for cash and retired them from circulation, resulting in a less than $0.1 million cash outlay. The repurchase and retirement of such fractional shares is recorded as a separate component of both Class A common stock (for the number of shares that were repurchased and retired) and Additional paid-in capital (for the amount of the cash payment). The Reverse Stock Split did not affect the number of authorized shares or the par value of our common stock.

All share and per share amounts included in this Report have been adjusted to reflect the Reverse Stock Split.

Current Environment and Cost Reduction Program

While we continue to view live events as an attractive long-term opportunity supported by durable supply and demand tailwinds, recent industry trends have been challenging and our Marketplace order volumes have been under pressure thus far in 2025. We attribute this to a combination of economic uncertainty affecting discretionary consumer spending and competitive intensity in performance marketing channels. In response to this evolving industry landscape, during the nine months ended September 30, 2025 we began to implement a cost reduction program designed to right-size our business for the current environment and drive enhanced long-term efficiency.

Key Business Metrics and Non-U.S. GAAP Financial Measure

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as management.

The following table summarizes our key business metrics and non-U.S. GAAP financial measure for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketplace GOV(1)	$618,139	$871,726	$2,123,986	$2,898,269
Marketplace orders(2)	2,101	2,969	6,570	8,943
Resale orders(3)	115	116	317	316
Adjusted EBITDA(4)	$4,905	$34,077	$40,982	$117,172
(1)
Marketplace GOV represents the total transactional amount of Marketplace orders processed on our online platform during a period, inclusive of fees, exclusive of taxes, and net of event cancellations. During the three and nine months ended September 30, 2025, event cancellations negatively impacted our Marketplace GOV by $11.4 million and $47.2 million, respectively, compared to $35.4 million and $74.9 million during the three and nine months ended September 30, 2024, respectively.
(2)
Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. During the three and nine months ended September 30, 2025, our Marketplace segment experienced 39,414 and 129,612 event cancellations, respectively, compared to 77,012 and 179,453 event cancellations during the three and nine months ended September 30, 2024, respectively.
(3)
Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. During the three and nine months ended September 30, 2025, our Resale segment experienced 1,598 and 3,759 event cancellations, respectively, compared to 2,411 and 4,494 event cancellations during the three and nine months ended September 30, 2024, respectively.
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
•
The length and team composition of sports playoff series and championship games; and
•
Event cancellations.

Marketplace GOV decreased by $253.6 million, or 29%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $774.3 million, or 27%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from a decrease in Marketplace orders.

Marketplace Orders

Marketplace orders represent the volume of Marketplace-related transactions processed on our online platform in a period, net of event cancellations. A Marketplace order can include one or more tickets, hotel rooms, or parking passes. Marketplace orders allow us to monitor transaction volume and better identify trends within our Marketplace segment.

Marketplace orders decreased by 0.9 million, or 29%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by 2.4 million, or 27%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from lower activity in our Marketplace segment.

Resale Orders

Resale orders represent the volume of Resale-related transactions processed on a given platform (including our own) in a period, net of event cancellations. A Resale order can include one or more tickets or parking passes. Resale orders allow us to monitor transaction volume and better identify trends within our Resale segment.

Resale orders decreased by less than 0.1 million, or 1%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and increased by less than 0.1 million, or less than 1%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

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

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with U.S. GAAP and specifically excludes certain recurring costs such as income tax expense (benefit), interest expense – net, depreciation and amortization, sales tax liabilities, transaction costs, equity-based compensation, litigation, settlements, and related costs, change in fair value of warrants, loss on asset disposals, change in fair value of derivative asset, foreign currency loss (gain) – net, loss on extinguishment of debt, adjustment of liabilities under our TRA (as defined herein), impairment charges, and severance compensation. In addition, other companies may calculate adjusted EBITDA differently than we do, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the U.S. GAAP amounts that are excluded from our presentation of adjusted EBITDA.

The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(19,713)	$9,196	$(292,828)	$18,716
Adjustments to reconcile net income (loss) to adjusted EBITDA:
Income tax expense (benefit)	(9,231)	4,290	70,089	7,136
Interest expense – net	6,111	6,300	17,410	16,706
Depreciation and amortization	13,723	10,669	37,689	31,654
Sales tax liability(1)	500	526	(860)	2,613
Transaction costs(2)	935	1,243	8,816	6,649
Equity-based compensation(3)	11,483	10,685	33,886	38,284
Litigation, settlements, and related costs(4)	228	157	933	164
Change in fair value of warrants(5)	(864)	(3,952)	(5,713)	(5,713)
Loss on asset disposals(6)	184	38	380	160
Change in fair value of derivative asset(7)	268	456	841	537
Foreign currency loss (gain) – net(8)	1,211	(5,531)	(2,363)	266
Loss on extinguishment of debt(9)	—	—	801	—
Adjustment of liabilities under TRA(10)	(615)	—	(149,787)	—
Impairment charges(11)	—	—	320,449	—
Severance compensation(12)	685	—	1,239	—
Adjusted EBITDA	$4,905	$34,077	$40,982	$117,172

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
(2)
Consists of: (i) legal, accounting, tax, and other professional fees; (ii) personnel costs related to retention bonuses; (iii) integration costs; and (iv) other transaction-related expenses, none of which are considered indicative of our core operating performance. Costs in the three and nine months ended September 30, 2025 primarily related to the February 2025 refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan (each as defined herein), repurchases of Class A common stock, the Reverse Stock Split, and various strategic transactions and investments. Costs in the three and nine months ended September 30, 2024 primarily related to the June 2024 refinancing of the 2022 First Lien Loan (as defined herein) with the 2024 First Lien Loan, repurchases of Class A common stock, acquisitions, and various strategic investments.
(3)
Costs in the three and nine months ended September 30, 2025 primarily related to equity granted pursuant to our 2021 Incentive Award Plan (as amended, the “2021 Plan”), which is not considered indicative of our core operating performance. Costs in the three and nine months ended September 30, 2024 primarily related to equity granted pursuant to the 2021 Plan and profits interests issued prior to the 2021 transaction pursuant to which Horizon Acquisition Corporation merged with and into us (the “Merger Transaction”), neither of which are considered indicative of our core operating performance.
(4)
Relates to external legal costs, settlement costs, and insurance recoveries, none of which are considered indicative of our core operating performance.
(5)
Relates to the revaluation of warrants to purchase Intermediate Units (the “Intermediate Warrants”) held by Hoya Topco following the Merger Transaction, which is not considered indicative of our core operating performance.
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
(9)
Relates to losses incurred during the nine months ended September 30, 2025 in connection with the extinguishment of the 2024 First Lien Loan, which are not considered indicative of our core operating performance.
(10)
Relates to the remeasurement of the TRA liability, which is not considered indicative of our core operating performance.
(11)
Relates to non-cash impairment charges related to our goodwill and certain indefinite-lived intangible assets triggered by the effects of recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors, during the nine months ended September 30, 2025.
(12)
Relates to severance-related payments paid to terminated employees as a result of a reduction in employee headcount during the three and nine months ended September 30, 2025. The reduction was part of our strategic cost reduction program and is not considered indicative of our core operating performance.

Key Factors Affecting Our Performance

During the nine months ended September 30, 2025, there were no material changes to the “Key Factors Affecting Our Performance” discussed in our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table presents our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenues	$136,373	$186,605	$(50,232)	(27)%	$443,962	$575,773	$(131,811)	(23)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	44,340	51,029	(6,689)	(13)%	131,294	149,377	(18,083)	(12)%
Marketing and selling	55,973	67,835	(11,862)	(17)%	173,885	205,695	(31,810)	(15)%
General and administrative	45,183	46,306	(1,123)	(2)%	139,537	149,725	(10,188)	(7)%
Depreciation and amortization	13,723	10,669	3,054	29%	37,689	31,654	6,035	19%
Impairment charges	—	—	—	100%	320,449	—	320,449	100%
Total costs and expenses	159,219	175,839	(16,620)	(9)%	802,854	536,451	266,403	50%
Income (loss) from operations	(22,846)	10,766	(33,612)	(312)%	(358,892)	39,322	(398,214)	(1,013)%
Interest expense – net	6,111	6,300	(189)	(3)%	17,410	16,706	704	4%
Other income – net	(13)	(9,020)	9,007	100%	(154,364)	(3,236)	(151,128)	(4,670)%
Loss on extinguishment of debt	—	—	—	100%	801	—	801	100%
Income (loss) before income taxes	(28,944)	13,486	(42,430)	(315)%	(222,739)	25,852	(248,591)	(962)%
Income tax expense (benefit)	(9,231)	4,290	(13,521)	(315)%	70,089	7,136	62,953	882%
Net income (loss)	(19,713)	9,196	(28,909)	(314)%	(292,828)	18,716	(311,544)	(1,665)%
Net income (loss) attributable to redeemable noncontrolling interests	(11,187)	3,900	(15,087)	(387)%	(138,685)	8,405	(147,090)	(1,750)%
Net income (loss) attributable to Class A common stockholders	$(8,526)	$5,296	$(13,822)	(261)%	$(154,143)	$10,311	$(164,454)	(1,595)%

Revenues

Total Revenues

The following table presents total revenues by segment for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Marketplace revenues	$104,807	$152,653	$(47,846)	(31)%	$353,025	$482,711	$(129,686)	(27)%
Resale revenues	31,566	33,952	(2,386)	(7)%	90,937	93,062	(2,125)	(2)%
Total revenues	$136,373	$186,605	$(50,232)	(27)%	$443,962	$575,773	$(131,811)	(23)%

Total revenues decreased by $50.2 million, or 27% during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $131.8 million, or 23%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from a decrease in Marketplace revenues.

Marketplace Revenues

The following table presents Marketplace revenues by event category for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Concert revenues	$43,072	$67,701	$(24,629)	(36)%	$151,812	$216,533	$(64,721)	(30)%
Sport revenues	33,900	50,378	(16,478)	(33)%	108,316	149,183	(40,867)	(27)%
Theater revenues	22,439	28,705	(6,266)	(22)%	77,716	97,544	(19,828)	(20)%
Other revenues	5,396	5,869	(473)	(8)%	15,181	19,451	(4,270)	(22)%
Marketplace revenues	$104,807	$152,653	$(47,846)	(31)%	$353,025	$482,711	$(129,686)	(27)%

Marketplace revenues decreased by $47.8 million, or 31%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $129.7 million, or 27%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from, and were relatively consistent with, the 29% and 27% decreases in Marketplace orders during the same respective periods.

Marketplace cancellation charges, which generally have a negative impact on Marketplace revenues, represented a reduction to Marketplace revenues of $1.5 million and $11.0 million during the three and nine months ended September 30, 2025, respectively, compared to a reduction to Marketplace revenues of $7.3 million and $20.4 million during the three and nine months ended September 30, 2024, respectively. The decreases resulted primarily from lower payment-related chargeback activity primarily due to a decrease in Marketplace orders, partly offset by lower Marketplace revenues recognized from customer credit breakage.

The following table presents Marketplace revenues by business model for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Owned Properties revenues	$96,582	$129,159	$(32,577)	(25)%	$303,253	$394,317	$(91,064)	(23)%
Private Label Offering revenues	8,225	23,494	(15,269)	(65)%	49,772	88,394	(38,622)	(44)%
Marketplace revenues	$104,807	$152,653	$(47,846)	(31)%	$353,025	$482,711	$(129,686)	(27)%

The decrease in both Owned Properties and Private Label Offering revenues during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 resulted primarily from a decrease in Marketplace orders, as well as the loss of a significant Private Label partner.

We also earn Marketplace revenue in the form of referral fees charged to third-party insurance providers in exchange for offering event insurance to ticket buyers. Marketplace revenue earned from referral fees was $3.6 million and $13.9 million during the three and nine months ended September 30, 2025, respectively, compared to $6.0 million and $19.6 million during the three and nine months ended September 30, 2024, respectively. The decreases resulted primarily from a decrease in Marketplace orders.

Resale Revenues

Resale revenues decreased by $2.4 million, or 7%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $2.1 million, or 2%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from lower average revenue per Resale order, while Resale orders remained nearly the same.

Resale cancellation charges, which generally have a negative impact on Resale revenues, represented a reduction to Resale revenues of $0.3 million during the three months ended September 30, 2025, which was consistent with the $0.3 million reduction to Resale revenues during the three months ended September 30, 2024. Resale cancellation charges represented a reduction to Resale revenues of $1.5 million during the nine months ended September 30, 2025 compared to $1.1 million during the nine months ended September 30, 2024. The increase was due to a higher number of cancelled orders.

Cost of Revenues

Total Cost of Revenues

The following table presents total cost of revenues by segment for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Marketplace cost of revenues	$16,769	$23,052	$(6,283)	(27)%	$55,930	$74,356	$(18,426)	(25)%
Resale cost of revenues	27,571	27,977	(406)	(1)%	75,364	75,021	343	0%
Total cost of revenues	$44,340	$51,029	$(6,689)	(13)%	$131,294	$149,377	$(18,083)	(12)%

Total cost of revenues decreased by $6.7 million, or 13%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $18.1 million, or 12%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from a decrease in Marketplace cost of revenues.

Marketplace Cost of Revenues

Marketplace cost of revenues decreased by $6.3 million, or 27%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $18.4 million, or 25%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases, which were primarily due to a decrease in Marketplace orders, were relatively consistent with the 29% and 27% decreases in Marketplace GOV during the same respective periods.

Resale Cost of Revenues

Resale cost of revenues decreased by $0.4 million, or 1%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and increased by $0.3 million, or less than 1%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. These changes were not consistent with the 7% and 2% decreases in Resale revenues during the same respective periods, primarily due to lower margins for certain Marketplace event categories.

Marketing and Selling

Total Marketing and Selling

The following table presents total marketing and selling expenses, which relate entirely to our Marketplace segment, by advertising category for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Online advertising	$52,013	$63,501	$(11,488)	(18)%	$159,842	$189,311	$(29,469)	(16)%
Offline advertising	3,960	4,334	(374)	(9)%	14,043	16,384	(2,341)	(14)%
Total marketing and selling	$55,973	$67,835	$(11,862)	(17)%	$173,885	$205,695	$(31,810)	(15)%

Total marketing and selling expenses decreased by $11.9 million, or 17%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $31.8 million, or 15%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases were not consistent with the 31% and 27% decreases in Marketplace revenues during the same respective periods, primarily due to higher investment intensity in digital performance marketing channels.

Online Advertising

Online advertising costs decreased by $11.5 million, or 18%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $29.5 million, or 16%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Because online advertising spending generally changes together with our Marketplace order volumes, the decreases resulted primarily from a decrease in Marketplace orders, partly offset by higher investment intensity in digital performance marketing channels.

Offline Advertising

Offline advertising costs decreased by $0.4 million, or 9%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $2.3 million, or 14%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from lower spending in traditional brand marketing channels.

Contribution Margin

Total Contribution Margin

The following table presents total contribution margin by segment for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Marketplace contribution margin	$32,065	$61,766	$(29,701)	(48)%	$123,210	$202,660	$(79,450)	(39)%
Resale contribution margin	3,995	5,975	(1,980)	(33)%	15,573	18,041	(2,468)	(14)%
Total contribution margin	$36,060	$67,741	$(31,681)	(47)%	$138,783	$220,701	$(81,918)	(37)%

Total contribution margin decreased by $31.7 million, or 47%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $81.9 million, or 37%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from a decrease in Marketplace contribution margin.

Marketplace Contribution Margin

Marketplace contribution margin decreased by $29.7 million, or 48%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $79.5 million, or 39%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from a decrease in Marketplace orders and higher investment intensity in digital performance marketing channels.

Resale Contribution Margin

Resale contribution margin decreased by $2.0 million, or 33%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $2.5 million, or 14%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from lower margins for certain Resale event categories.

Total General and Administrative

The following table presents total general and administrative expenses by category for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Personnel expenses	$32,082	$32,157	$(75)	(0)%	$99,413	$107,846	$(8,433)	(8)%
Non-income tax expense	742	750	(8)	(1)%	279	3,893	(3,614)	(93)%
Other general and administrative	12,359	13,399	(1,040)	(8)%	39,845	37,986	1,859	5%
Total general and administrative	$45,183	$46,306	$(1,123)	(2)%	$139,537	$149,725	$(10,188)	(7)%

Total general and administrative expenses decreased by $1.1 million, or 2%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a decrease in other general and administrative expenses. Total general and administrative expenses decreased by $10.2 million, or 7%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a decrease in personnel expenses.

Personnel Expenses

Personnel expenses decreased by $0.1 million, or less than 1%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $8.4 million, or 8%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from a decrease in equity-based compensation expense.

Non-Income Tax Expense

Non-income tax expense decreased by less than $0.1 million, or 1%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $3.6 million, or 93%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decreases resulted primarily from receiving higher abatements and recognizing other reductions to the balance of the liability related to uncollected indirect taxes (including sales taxes).

Other General and Administrative

Other general and administrative expenses decreased by $1.0 million, or 8%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease resulted primarily from lower professional services fees. Other general and administrative expenses increased by $1.9 million, or 5%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase resulted primarily from an increase in computer and telecom expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $3.1 million, or 29%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and increased by $6.0 million, or 19%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increases resulted primarily from an increase in intangible assets as a result of our October 2024 acquisition of a domain name that we had previously licensed and, to a lesser extent, an increase in capitalized development activities related to our platform.

Impairment Charges

Impairment charges were $320.4 million during the nine months ended September 30, 2025 compared to zero during the nine months ended September 30, 2024. The impairment charges resulted primarily from the effects of recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors, during the nine months ended September 30, 2025 that resulted in a reduction in the fair values of our goodwill and certain indefinite-lived intangible assets.

Interest Expense – Net

Interest expense – net decreased by $0.2 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and increased by $0.7 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The 3% decrease and 4% increase were primarily due to variations in the amount of interest income earned on our cash balances in each respective period.

Other Income – Net

Other income – net decreased by $9.0 million, or 100%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease resulted primarily from net losses resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies. Other income – net increased by $151.1 million, or 4,670%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase resulted primarily from income related to the remeasurement of the TRA liability, net gains resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies, and higher unrealized gains related to the fair value remeasurement of the warrants issued by Hoya Intermediate to Hoya Topco in connection with the Merger Transaction.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased by $0.8 million, or 100%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase resulted entirely from the February 2025 refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan. There was no change in Loss on extinguishment of debt during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Income Tax Expense (Benefit)

Income tax benefit increased by $13.5 million, or 315%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a reversal of an uncertain tax position. Income tax expense increased by $63.0 million, or 882%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase resulted primarily from an increase to the valuation allowance.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of September 30,

2025, we had $145.1 million of cash and cash equivalents, which consist of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. During the nine months ended September 30, 2025 we generated negative cash flows from operating activities, primarily due to lower Marketplace and Resale orders causing a contraction in accounts payable and accrued expenses and other current liabilities at the end of the period.

Loan Agreements

In 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “Revolving Facility”).

On June 14, 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan with a maturity date of February 3, 2029 (the “2024 First Lien Loan”). The 2024 First Lien Loan carried an interest rate equal to the secured overnight financing rate (“SOFR”) (subject to a 0.5% floor) plus a margin of 3.00%.

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The 2025 First Lien Loan carries an interest rate equal to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The 2025 First Lien Loan requires quarterly principal payments of $1.0 million. The Revolving Facility, which was unaffected by the 2022 and June 2024 refinancings, does not require periodic payments. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and substantially all of Hoya Intermediate’s existing and future direct and indirect wholly owned domestic subsidiaries (collectively, the “Guarantors”). All obligations under the 2025 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets.

In connection with our acquisition of Wavedash, we assumed long-term debt owed to Shoko Chukin Bank (the “Shoko Chukin Bank Loan”) of JPY 458.3 million (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.3% per annum. On April 4, 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety.

As of September 30, 2025, we had the 2025 First Lien Loan outstanding and we had no outstanding borrowings under the Revolving Facility.

Share Repurchase Program

On February 29, 2024, our Board authorized a share repurchase program for up to $100.0 million of Class A common stock (the “Share Repurchase Program”), which was publicly announced on March 5, 2024 and does not have a fixed expiration date.

During the three and nine months ended September 30, 2025, we repurchased 0.1 million and 0.4 million shares of Class A common stock, respectively, under the Share Repurchase Program, for which we paid $2.1 million and $18.1 million, respectively, and incurred commissions and excise taxes of $0.1 million and $0.2 million, respectively. As of September 30, 2025, we recognized a liability of less than $0.1 million for unpaid excise taxes related to repurchases of Class A common stock.

Cumulatively as of September 30, 2025, we have repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we have paid $40.9 million and incurred commissions and excise taxes of $0.3 million. As of September 30, 2025, $59.1 million remained available for future repurchases under the Share Repurchase Program.

Tax Distributions to Redeemable Noncontrolling Interests

Pursuant to its Limited Liability Company Agreement, Hoya Intermediate is required to make pro rata tax distributions to its members, of which zero and $1.7 million was distributed to redeemable noncontrolling interests during the three and nine months ended September 30, 2025, respectively.

Tax distributions will cease as a result of the Corporate Simplification. See the “Recent Developments – Corporate Simplification” section for more information.

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

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related payments. As of June 30, 2025, we believe, based on applicable accounting standards, that it is no longer probable that we will generate sufficient future taxable income to support a significant amount of the balance of the TRA liability previously recorded as of March 31, 2025. As of June 30, 2025, after evaluating all available positive and negative evidence, we determined that significant negative objective and verifiable evidence in the form of cumulative losses by our domestic operations exists to change our conclusion regarding the future realization of our deferred tax assets, which therefore significantly impacts the amount of future TRA payments that are probable to be made. As of September 30, 2025, we estimate that a $5.9 million TRA liability is probable, of which $5.8 million is due within the next 12 months. During the three and nine months ended September 30, 2025, we recorded income of $0.6 million and $149.8 million, respectively, for the change in the TRA liability. The total TRA payment obligation, if there is sufficient taxable income to recognize all TRA attributes, was $155.7 million and $159.7 million as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, we made payments of zero and $4.0 million, respectively, pursuant to the TRA. Both the TRA-related deferred tax assets and the TRA obligation are estimates that are subject to change. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we expect to record a liability and corresponding expense related to the TRA.

As of October 31, 2025, all rights and obligations under the TRA were terminated in exchange for the issuance of shares of Class A common stock in connection with the Corporate Simplification (other than certain terms thereof that expressly survived), including $5.8 million of cash payments that would have otherwise been due in the first quarter of 2026. As a result of the Corporate Simplification, we will no longer have a TRA liability. See the “Recent Developments – Corporate Simplification” section for more information.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$(53,396)	$6,135
Net cash used in investing activities	(16,262)	(17,838)
Net cash provided by (used in) financing activities	(29,465)	87,881

Net Cash Provided by (Used In) Operating Activities

Net cash used in operating activities was $53.4 million during the nine months ended September 30, 2025 due to a net loss of $292.8 million, net non-cash charges of $317.4 million, and net cash outflows from a $78.0 million change in operating assets and liabilities.

Net cash provided by operating activities was $6.1 million during the nine months ended September 30, 2024 due to $18.7 million in net income, net non-cash charges of $70.2 million, and net cash outflows from a $82.8 million change in operating assets and liabilities.

Both of the net cash outflows referred to above were primarily due to a decrease in Accounts payable resulting from a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV and a decrease in Accrued expenses and other current liabilities due to lower Marketplace GOV, as well as the timing of disbursements.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 and 2024 was $16.3 million and $17.8 million, respectively, which in each case was primarily related to capital spending on development activities for our online platform.

Net Cash Provided by (Used In) Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2025 was $29.5 million, which was primarily related to repurchases of Class A common stock under the Share Repurchase Program and payment of liabilities under the TRA.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $87.9 million, which was primarily related to the June 2024 refinancing of the 2022 First Lien Loan with the 2024 First Lien Loan.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and valuation allowances have the greatest potential impact on our condensed consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial statements. For a description of our critical accounting policies and estimates, see our 2024 Form 10-K. During the three and nine months ended September 30, 2025, there were no material changes to the critical accounting policies disclosed in our 2024 Form 10-K.

We closely monitor the financial and operating results impacting our lone reporting unit with a goodwill balance (the "Marketplace Reporting Unit") and indefinite-lived intangible assets and, as deemed necessary, we make comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the fair value of the Marketplace Reporting Unit and indefinite-lived intangible assets. We perform an annual impairment assessment of our goodwill and indefinite-lived intangible assets as of October 31 of each fiscal year. During the second quarter of 2025, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of the Marketplace Reporting Unit and indefinite-lived intangible assets were below the respective carrying amounts. We identified several factors related to the Marketplace Reporting Unit and certain indefinite-lived intangible assets that led us to conclude that it was more likely than not that the fair value of the Marketplace Reporting Unit and indefinite-lived intangible assets were below the respective carrying values, which triggered us to perform an interim goodwill impairment assessment for the Marketplace Reporting Unit and certain indefinite-lived intangible assets. These factors included recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors. As a result of the interim test, we recognized a goodwill impairment loss of $297.4 million related to the Marketplace Reporting Unit during the nine months ended September 30, 2025. We also recognized an impairment loss of $23.0 million related to certain indefinite-lived trademarks during the nine months ended September 30, 2025.

The fair value estimates used in our interim quantitative impairment test were based on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic and competitive environment. There can be no assurance that the estimates and assumptions used at the time of our interim assessment will not change over time. If near-term profitability trends, or our long-term profitability outlook, decline below our expectations, it is possible that our annual assessment could result in an additional impairment of our goodwill and indefinite-lived intangible assets.

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

Management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of September 30, 2025 due to the material weakness in our internal control over financial reporting described below.

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

Management, with the participation of our Board and its Audit Committee, began the implementation of remediation activities in 2022 and has since continued to develop and implement additional remediation activities. We believe significant progress has been made in our remediation efforts, which through September 30, 2025 included continuing to:

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

Changes in Internal Control over Financial Reporting

Except with respect to our continuing remediation activities discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should carefully consider the risks and uncertainties discussed in the “Risk Factors” sections of our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. These risks and uncertainties could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this Report. Except as set forth below and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as of September 30, 2025, there have been no material changes to the risk factors discussed in our 2024 Form 10-K.

We may not realize the excepted benefits of the Corporate Simplification.

We expect to realize certain benefits as a result of the Corporate Simplification, including retaining 100% of future realized tax savings that, but for the TRA termination, would have been payable to the former TRA parties, and realizing annual savings from reduced compliance and financial reporting costs associated with a single-class stock structure. However, these benefits are dependent on a number of factors, including applicable laws and the amount of our future taxable income. We may not ultimately realize all of the expected benefits of the Corporate Simplification on the anticipated timeline, or at all.

New shares of Class A common stock were issued in connection with the Corporate Simplification. In addition to diluting the ownership and/or voting power of existing stockholders, this increase in the number of shares eligible for resale in the public market could adversely affect the market price of our Class A common stock.

In connection with the Corporate Simplification, (i) all 3,811,250 shares of Class B common stock (and corresponding Intermediate Units) were cancelled and exchanged for shares of Class A common stock on a one-for-one basis and (ii) we issued an additional 403,022 shares of Class A common stock (after rounding down any fractional share) to the TRA Parties. Sales of substantial numbers of such shares in the public market, or the fact that such sales could occur, could adversely affect the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information related to repurchases of Class A common stock during the three months ended September 30, 2025 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2025	63,886	$33.66	63,886	$59,080
August 1-31, 2025	—	—	—	59,080
September 1-30, 2025	—	—	—	59,080
Total	63,886	$33.66	63,886	$59,080

(1) Excludes commissions, excise taxes, and other costs of execution.

(2) On February 29, 2024, our Board authorized the Share Repurchase Program for up to $100.0 million of Class A common stock. The Share Repurchase Program was publicly announced on March 5, 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares. Under the Share

Repurchase Program, we may repurchase shares in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

		S-4	2.2	5/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
2.4	Agreement and Plan of Merger, dated November 3, 2023, among Vivid Seats Inc., Viva Merger Sub I, LLC, Viva Merger Sub II, LLC, VDC Holdco, LLC, the Unitholders named therein, and the Unitholders’ Representative named therein	8-K	2.1	11/7/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation				*
3.3	Amended and Restated Bylaws	8-K	3.2	10/22/2021
3.4	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
4.1	Amended and Restated Warrant Agreement, dated October 14, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Specimen Class A Common Stock Certificate of Vivid Seats Inc.	10-K	4.2	3/15/2022
4.3	Specimen Warrant Certificate of Vivid Seats Inc.	10-K	4.3	3/15/2022
10.1	Corporate Simplification Agreement, dated October 19, 2025, among Vivid Seats Inc., Hoya Intermediate, LLC and the TRA Parties named therein	8-K	10.1	10/20/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				*
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer				**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

Vivid Seats Inc.

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Executive Officer
November 6, 2025

By:	/s/ Edward Pickus
Edward Pickus
Interim Chief Financial Officer
November 6, 2025