Form 10-K
period 2025-12-31
Vivid Seats Inc.
filed 2026-03-12
CIK 1856031

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $123.3 million.

As of February 28, 2026, the registrant had outstanding 10,765,756 shares of Class A common stock, $0.0001 par value per share, net of treasury shares (which figure reflects the Reverse Stock Split and the Corporate Simplification (each as defined herein)).

Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2026 annual meeting of stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Chicago, Illinois

forward-looking statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future events and trends and the future results of Vivid Seats Inc. (“VSI”) and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC, and Vivid Seats LLC (collectively, “we,” “us,” and “our”). Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “propose,” “seek,” “should,” “target,” “will,” and “would,” as well as similar expressions that predict or indicate future events or do not relate to historical matters, are intended to identify such forward-looking statements.

We may use forward-looking statements when addressing our future operating results and financial performance and other topics such as:

•
The supply of and demand for live events;
•
The impact of adverse economic conditions and other factors affecting discretionary consumer and corporate spending;
•
Our ability to develop and maintain relationships with ticket buyers, sellers, and partners;
•
The impact of changes to internet search engine algorithms and mobile app marketplace rules;
•
The impact of artificial intelligence (“AI”) on how consumers search for live event tickets;
•
Our ability to attract ticket sellers and buyers to our platform in the increasingly competitive ticketing industry;
•
Our ability to continue to maintain and improve our platform;
•
The impact of extraordinary events, including disease epidemics;
•
Our ability to identify suitable acquisition targets and to complete and realize the expected benefits of acquisitions and other strategic investments;
•
Our ability to attract, hire, motivate, and retain our senior management team and other highly skilled personnel;
•
Our ability to comply with applicable laws and regulations;
•
The ability of ticket holders to sell their tickets on the secondary market unencumbered;
•
The impact of unfavorable outcomes in legislation and legal proceedings;
•
Our ability to maintain the integrity of our information systems and infrastructure, and to identify, assess, and manage relevant cybersecurity risks; and
•
Our ability to generate sufficient cash flows and/or obtain additional financing when necessary or desirable.

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

Risks Related to Our Business & Industry

•
We are adversely affected by decreases in the supply of and/or demand for live events.
•
We may be adversely affected by adverse changes in our relationships with ticket buyers, sellers, and/or partners.
•
We may be adversely affected by changes to internet search engine algorithms and mobile app marketplace rules.
•
We may be adversely affected if we fail to adapt to the impact of AI on how consumers search for live event tickets.
•
We face intense competition in the ticketing industry, and we may be adversely affected if we are unable to attract ticket buyers and sellers to our platform.
•
We may be adversely affected if we do not continue to maintain and improve our platform, or to successfully develop new and improved solutions and enhancements.
•
We may be adversely affected if we are unable to maintain and enhance our reputation and brand.
•
We may be adversely affected by extraordinary events, including disease epidemics, or the effects of inflation.
•
We may be adversely affected if any completed or future business acquisition is unsuccessful.
•
We may be adversely affected if we are unable to manage the risks associated with the growth of our international operations.
•
Our financial performance in certain periods may not be indicative of, or comparable to, our financial performance in other periods due to seasonality and other factors.
•
Impairment of our goodwill and certain indefinite-lived trademarks has adversely affected, and may in the future adversely affect, our financial results and condition.

Risks Related to Government Regulation & Litigation

•
We depend on the ability of ticket holders to sell their tickets on the secondary market unencumbered, and our business and industry may be adversely affected by unfavorable legislative outcomes.
•
Our processing of personal data and other sensitive information could give rise to liabilities as a result of governmental regulation, litigation, and conflicting legal requirements, including those relating to personal privacy, data security, and AI.
•
We may be adversely affected by unfavorable outcomes in legal proceedings in which we, ticket sellers, or our partners are or may in the future be involved.

Risks Related to Information Technology, Cybersecurity & Intellectual Property

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

Risks Related to Our Indebtedness

•
Our credit facility imposes restrictions that limit management’s discretion in operating our business, which could impair our ability to satisfy our debt obligations.
•
We may be unable to generate sufficient cash flows and/or obtain additional financing when necessary or desirable.

Risks Related to the Ownership of Our Securities & Organizational Structure

•
The interests of our significant stockholders may conflict with those of us or our other stockholders.
•
Our principal assets are the equity interests in our subsidiaries, and we are accordingly dependent upon our subsidiaries’ cash flows to satisfy our obligations.

Risks Related to Being a Public Company

•
The market price and trading volume of our securities may be volatile.
•
We previously identified and remediated a material weakness in our internal control over financial reporting (“ICFR”), and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.
•
We are an “emerging growth company” (“EGC”) and a “smaller reporting company” (“SRC”), and our reliance on certain reporting requirement exemptions available to EGCs and/or SRCs could make our securities less attractive to investors.
•
The issuance of new shares of Class A common stock, including upon the exercise of outstanding warrants, would increase the number of shares eligible for resale in the public market and dilute the ownership and voting power of our existing stockholders.

Part I

Item 1. Business

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. We believe in the power of shared experiences to connect people with live events that deliver some of life’s most exciting moments, and our mission is to empower and enable fans to Experience It Live.

For ticket buyers, we represent a differentiated value proposition. In addition to our compelling and easy-to-use mobile app and website: our ‘Lowest Price Guarantee’ is designed to ensure that we provide the most competitively priced tickets among our competitors; our ‘100% Buyer Guarantee’ promotes safe and secure transactions; our Vivid Seats Rewards loyalty program allows enrolled buyers to earn reward credits to spend on future orders; and our in-app Game Center engages users with the opportunity to win free tickets or promotional discounts.

For ticket sellers, we offer a variety of products and services designed to help their businesses thrive. In particular, Skybox, our industry-leading enterprise resource planning (“ERP”) tool, allows ticket sellers to seamlessly manage their operations. Built on years of transactional and engagement data, Skybox includes tools for inventory management, pricing, and order fulfillment across ticket marketplaces.

To generate brand recognition and drive traffic to our platform, we cultivate mutually beneficial partnerships with media partners, sports leagues, sports teams, and event venues, as well as other product, service, distribution, and supply partners.

Our Business Model

We operate our business in two segments: Marketplace and Resale.

Marketplace Segment

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners, for which we earn revenue from processing ticket sales for live events and facilitating the booking of hotel rooms and packages through our:

•
Owned Properties, which consist of: the Vivid Seats mobile app and website; Vegas.com, LLC (“Vegas.com”), an online ticket marketplace for shows, attractions, tours, flights, and hotels in Las Vegas, which we acquired in November 2023; and Wavedash Co., Ltd. (“Wavedash”), an online ticket marketplace headquartered in Tokyo, Japan, which we acquired in September 2023.
•
Private Label Offering, which consists of numerous distribution partners.

Using our online platform, we facilitate buyer payments, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

The amount of Marketplace revenue earned in a given period is primarily represented by service and delivery fees charged to buyers. We also earn Marketplace revenue from referral fees charged to third-party providers of event insurance that we offer to buyers. Until it ceased operations on July 18, 2025, we also earned Marketplace revenue from Vivid Picks, LLC (“Vivid Picks”), a real-money daily fantasy sports mobile app, which represented the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives.

The main costs we incur in our Marketplace segment relate to developing and maintaining our platform, providing back-office support and customer service, facilitating payments and deposits, and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

The event tickets we sell through our Marketplace segment are diversified across and within three major event categories:

•
Concerts. Includes musical acts of all genres touring across venues of all sizes, as well as music festivals.
•
Sports. Includes the four major professional leagues (Major League Baseball, the National Basketball Association, the National Football League, and the National Hockey League), college sports, women’s sports leagues (including the Women’s National Basketball Association and the National Women’s Soccer League), and a variety of other sports such as soccer, racing, and minor league baseball.
•
Theater. Includes Broadway and off-Broadway plays and musicals, stage shows, comedy acts, speaker series, and other family entertainment events.

A diversified mix across and within these event categories broadens our opportunities, limits our exposure to any particular category, and reduces seasonal variation in order volumes.

Resale Segment

In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and supplements our ongoing efforts to deliver industry-leading seller software and tools.

Our Growth Strategies

Increase Awareness of Our Differentiated Value Proposition

We seek to offer the best value in the secondary ticketing market, and we aim to efficiently maximize awareness of our differentiated value proposition, which includes:

•
An extensive breadth and depth of ticket listings on our compelling and easy-to-use mobile app and website;
•
Our ‘Lowest Price Guarantee,’ which is designed to ensure that we provide the most competitively priced tickets among our competitors;
•
Our ‘100% Buyer Guarantee,’ which promotes safe and secure transactions, including delivery of valid tickets before an event, as well as award-winning customer service and compensation for late ticket deliveries and/or cancelled events; and
•
Our Vivid Seats Rewards loyalty program, which allows enrolled buyers to earn reward credits to spend on future orders – including a ‘free 11th ticket’ – and enables access to other perks and upgrades.

The more that buyers understand, trust, and develop an affinity for our differentiated value proposition, the more market share we expect to win.

Continue to Attract, Retain & Engage Buyers

Across our brands, we want to be the go-to ticketing marketplace for buyers when searching for and purchasing event tickets. Fans interested in attending live events frequently utilize internet search engines and, more recently, AI tools to search for tickets. With our proprietary digital marketing technology and real-time first-party data, we have historically captured customer search traffic within reasonable customer acquisition cost thresholds. We will continue to hone our performance marketing algorithms, refine our strategies for other marketing channels, and invest to acquire new customers where we identify positive lifetime value.

Once buyers transact with us, our goal is for them to return to make repeat future purchases. As buyers gain an appreciation of our differentiated value proposition relative to other ticketing marketplaces, we expect that they will increasingly return to us to make repeat future purchases. We typically incur lower marketing costs from repeat customers, especially those that have downloaded our mobile app.

Engagement allows us to know buyers better, fosters an affinity for our differentiated value proposition, and, ultimately, drives repeat purchases. We strive to improve the discovery process to help buyers know when their favorite artists or sports teams are performing or playing near them. We also provide customized content to enhance the buyer experience, including personalized recommendations, blog content, and industry news. Our in-app Game Center, which features free-to-play games through which users can earn entries into free ticket drawings and tokens toward promotional discounts, further promotes engagement with users of our mobile app in between purchases.

Develop Additional Seller Tools & Services

We enable ticket sellers to thrive by offering products and services that support their business needs. Our proprietary Skybox platform helps ticket sellers manage their inventory, set pricing, fulfill orders, and track sales. We have a proud history of innovating to support ticket sellers, and we will continue to develop additional tools and service offerings that address existing problems and/or make the sales and fulfillment process more efficient. As we increase the quality and depth of our seller tools and service offerings, we will attract additional sellers and listings to our platform, reinforce our existing seller relationships, and help sellers improve the efficiency of their business processes. We anticipate this will result in more transactions on our marketplace.

Expand Our Partnerships

Partnerships are an important and additive part of our ecosystem. They help generate ticket sales, drive traffic to our mobile app and websites, and build brand recognition. Our partner ecosystem includes:

•
Media Partners. We partner with well-known media companies to integrate our branding, promotions, and links to allow their customers to access and purchase tickets on our marketplace. This broadens our reach and cultivates brand awareness with high-value live event fans.
•
Sports Leagues, Sports Teams, Event Venues, and Other Rights Holders. These partnerships provide us with certain marketing and advertising rights, which often include exclusive experiences for our ticket buyers (e.g., guaranteed jumbotron time). We also typically receive ticket allotments, or the right to purchase tickets, from these partners to partially offset related marketing expenses.
•
Product and Service Partners. We partner with providers of related products and services when they are additive to our buyers’ experiences. For example, we offer third-party event insurance and multiple payment options, including through partnerships with buy-now-pay-later payment service providers.
•
Distribution Partners. We allow our distribution partners to offer event tickets to their existing customers by leveraging our technology, fulfillment, and customer service capabilities.
•
Supplier Partners. Vegas.com is a key distribution partner for leading entertainment and hospitality brands in Las Vegas, including show producers, hotel and entertainment companies, and attraction and tour companies.

We will continue to seek out mutually beneficial partnerships in our existing ecosystem and related categories that improve our buyers’ experience while leveraging our brand, traffic, and reputation.

Our Platform

Modern Technology Delivering a Seamless Experience

Our “built in the cloud” technology platform supports all elements of the user experience. Customers can search for an event, buy or sell a ticket, engage with curated content, and contact customer support. Our technology mission is to continually innovate and deliver market-leading products and services that support the evolving needs and preferences of ticket buyers, sellers, and partners. Our scalable, reliable, and performant systems power a consumer-facing platform that supports ticket buyers with ticket procurement while our dynamic tools power a partner-facing platform that supports ticket sellers and partners with ticket fulfillment and inventory management.

•
Buyer Technology and Products. Our consumer systems are designed to respond to the dynamic, fast-paced landscape of the live events industry. Our marketplace, supported by proprietary digital marketing technology, is adept at capitalizing on demand opportunities by bringing ticket buyers to our platform for their desired event and seamlessly supporting their shopping and checkout experience. We continually invest in optimizing our consumer-facing technology across our website and mobile applications. We seek opportunities to create engaging and delightful experiences through a wide range of event ticket listings, relevant content, curated recommendations, and a seamless checkout process. We power these experiences through a host of technology systems that consider historical transactional and engagement behavior, proximity, and ticket buyer preferences. We leverage the latest technologies in search engine optimization, customer relationship management, and data analytics, all of which are incorporated into our advanced and flexible infrastructure.
•
Seller Technology and Products. A key component of our platform is Skybox, which is the most widely adopted ERP among professional ticket sellers. Skybox enables ticket sellers to manage ticket inventories, adjust pricing, and fulfill orders across multiple ticket resale marketplaces. Utilizing a cloud-based technology infrastructure and a web-based application interface, Skybox serves as an asset to the entire ticket seller ecosystem. We invest in building capabilities that serve the needs of small, medium, and large ticket sellers, including offering free integrations to other inventory distribution channels and third-party tools. Skybox is a free-to-use system that allows ticket sellers to more effectively move their inventory, which in turn helps to increase the number of transactions on our marketplace. In December 2024, we launched a powerful, subscription-based add-on to Skybox (“Skybox Drive”), which enables ticket sellers to dynamically adjust their ticket prices based on demand via access to real-time market data and other proprietary information.
•
Partner Technology and Products. Our platform allows distribution and supplier partners to bring additional ticket buyer demand into our ecosystem. Distribution partners can integrate our event feeds and ticket listings into their online properties through application programming interfaces (“APIs”) and/or fully managed websites. We also provide turn-key checkout, customer service, and fulfillment services. This offering increases the number of ticket buyers and sellers that can access our platform, allowing us to leverage our scale to drive operational and marketplace efficiencies while enabling our partners to offer additional products to their customers.

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

Our Values

Our passion and excitement for live events drives us to provide memorable experiences and services to our customers and partners. Our values ground us in all that we do:

•
We Create Exceptional Experiences. Whether we are engaging with a buyer, seller, partner, or teammate, we do not compromise when it comes to their experience. We hold ourselves accountable and lean into every connection to make the moment count.
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
•
We Enhance Communities. Live events are all about showing up, and so is giving. We invest in our communities across Chicago, Dallas, Las Vegas, and Toronto through providing donations and performing volunteer work that supports healthcare, education, the arts and technology communities, and more. We are also proud to partner with national and local community organizations, including Make-A-Wish, MusiCares, and Chicago’s Lurie Children’s Hospital. Through Vivid Cheers, Inc., our charitable foundation, we have helped support and enrich the music community, satisfy life-changing wishes for children with critical illnesses, and share once-in-a-lifetime experiences with those in need.

Employees & Human Capital

We are intent on creating an engaging and positive work environment, which contributes to both our and our employees’ success. In 2026, we were proud to be recognized by Built In as a “Best Place to Work” in each of the United States; Chicago, Illinois; and Dallas, Texas. We have also previously been named by Fast Company as one of “The World’s Most Innovative Companies” and one of “The Best Workplaces for Innovators” – recognitions that shine a spotlight on businesses that are reshaping industries and culture.

To support our workforce, we have built, and strive to maintain, a company culture that empowers our employees to embrace challenges, collaborate freely, and seek to constantly evolve. We are committed to fostering an environment that is inclusive and welcoming to a diversity of backgrounds, experiences, and thoughts as a means toward achieving employee engagement, empowerment, innovation, and good decision-making. As of December 31, 2025, we had 565 total employees, 557 of whom were full-time and most of whom were based at one of our five office locations in Chicago, Illinois; Coppell, Texas; Las Vegas, Nevada; Toronto, Canada; and Tokyo, Japan.

The primary objectives of our human capital resources are identifying, attracting, hiring, integrating, developing, motivating, and retaining employees to create teams that are driven towards the common goal of achieving consistently strong results. Our talent management team identifies key positions based on current and future business strategies and creates robust programs for talent development, including evaluating bench strength, building redundancy, and succession planning. We also provide robust employee benefits, including healthcare and retirement programs, flexible paid time off, paid parental leave, dependent care, wellness programs, in-office and remote working perks, and ticket discounts.

Competition

We face significant competition from other primary and secondary ticketing service providers for the acquisition and retention of ticket buyers, sellers, and partners. Our main competitive factors include: the availability and variety of ticket offerings; pricing, including in the primary ticket market; acquiring customer traffic, including by way of internet search engines, which impacts customer acquisition and marketing costs; brand recognition and loyalty; and technology, including the development of new product offerings and enhancements.

We have several competitive advantages that enable us to maintain and grow our position as a leading ticket provider. Our main competitive advantages include:

•
A wide selection of listings and ticketing options;
•
Competitive pricing;
•
Our Vivid Seats Rewards loyalty program, which is the most comprehensive loyalty program among our key competitors;
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

Our primary competitors are StubHub, Ticketmaster, SeatGeek, and TicketNetwork. We also compete with other professional ticket resellers in our Resale segment, as well as with providers of other avenues for entertainment, including restaurants, movies, and television, for the discretionary spending of consumers.

Government Regulation

Federal, state, local, and international laws and regulations govern several key areas of our business, including advertising, anti-bribery, anti-corruption, anti-money laundering, competition, consumer protection, data protection, export taxation, intellectual property (“IP”), payments, privacy, ticketing, ticket resale, and unfair business practices. Governmental authorities and private individuals have in the past commenced, and may in the future commence, investigations, inquiries, litigation, and other proceedings with respect to our compliance with these laws.

Certain jurisdictions have regulated ticket resale by requiring disclosures and refund policies, enacting resale price caps, prohibiting the resale of tickets above their face value, and even banning ticket transferability. Such regulations restrict or inhibit the ability of ticket holders to resell their tickets, which directly affects our business.

In addition, privacy and the processing of personal data and other sensitive information is increasingly subject to legislation and regulations with which we must comply, including, but not limited to, the California Consumer Privacy Act (the “CCPA”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), and the Japanese Act on the Protection of Personal Information Act No. 57 of 2003 (the “APPI”).

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

The promulgation of new laws and regulations, and/or changes to existing laws and regulations, could restrict or inhibit our ability to operate and the ability of ticket buyers, sellers, and partners to continue to use our ticket marketplace. Further, many of the laws and regulations to which we are subject are continuing to evolve and be tested in courts and could be interpreted in ways that could harm our business. In addition, their application and interpretation are often uncertain, particularly in our rapidly evolving industry. Compliance with these laws, regulations, and similar requirements may be complex, costly, and challenging, and variances and inconsistencies across jurisdictions may further increase the costs of compliance and doing business.

Intellectual Property

Our business relies substantially on the creation, use, and protection of IP related to our platform and services. We seek to protect our IP through a combination of methods, including U.S. and foreign patents, trademarks, domain names, copyrights, and trade secrets, as well as through confidentiality agreements, IP assignment agreements, and other contractual restrictions with employees, customers, suppliers, partners, affiliates, and others.

Seasonality

Our financial results can be impacted by seasonality. Historically, we have experienced slightly increased activity in the fourth quarter when all major sports leagues are in season, concert on-sales begin for the following year, and theater event orders increase during the holiday season. However, these fluctuations have recently become less predictable. For more information, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance—Seasonality” section of this Report.

Corporate Information

Vivid Seats was founded in 2001. In 2004, we launched our website, www.vividseats.com. In 2010, we launched our marketplace platform, which we rapidly scaled while developing and refining our proprietary systems. In 2014, we launched our free-to-use, cloud-based Skybox ERP tool for ticket sellers to manage their operations. In 2015, we deployed our mobile app. In 2019, we launched our Vivid Seats Rewards loyalty program. In 2023, we acquired Vegas.com and Wavedash. In 2024, we launched Skybox Drive for ticket sellers to optimize their pricing strategies. Throughout our history, we have focused on building long-term customer value through brand affinity and a differentiated value proposition.

VSI was incorporated in 2021 for the purpose of completing the transactions (collectively, the “Merger Transaction”) contemplated by the transaction agreement, dated April 21, 2021, among VSI, Horizon Acquisition Corporation, a publicly traded special purpose acquisition company (“Horizon”), Hoya Intermediate, Horizon Sponsor, LLC, and Hoya Topco, LLC (“Hoya Topco”). Pursuant to the Merger Transaction, Horizon merged with and into VSI in October 2021 and, as a result, we became a publicly traded company. Our Class A common stock and warrants are listed on the Nasdaq Global Select Market under the trading symbols “SEAT” and “SEATW,” respectively.

On October 19, 2025, we entered into the CSA (as defined herein), pursuant to which we consummated the Corporate Simplification (as defined herein), which simplified our corporate structure. In connection with the Corporate Simplification, among other things, (i) all outstanding shares of Class B common stock were exchanged for an equal number of shares of Class A common stock, following which we cancelled all outstanding shares of Class B common stock, and (ii) all rights and obligations under our former Tax Receivable Agreement entered into with the exiting unitholders of Hoya Intermediate (the “TRA”) were terminated (other than certain terms thereof that expressly survived). See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–Corporate Simplification” section of this Report for more information.

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

Information About Our Directors

Information about each member of our Board of Directors (our “Board”) as of December 31, 2025 is set forth below.

			Board Committees
Name	Age	Director Since	Audit	Compensation	Nominating and Corporate Governance
Mark Anderson	50	2021
Todd Boehly	52	2021
Jane DeFlorio	55	2021	Chair	Member	Member
Craig Dixon	50	2021	Member	Member	Chair
David Donnini	60	2021
Lawrence Fey	45	2025
Julie Masino	55	2021	Member	Chair
Adam Stewart	57	2024			Member

Mark Anderson

Mr. Anderson joined GTCR LLC (“GTCR”), a private equity firm, in 2000 and currently serves as a Managing Director and Head of the Technology, Media & Telecommunications group. Prior to that, he worked at Gracie Capital and Bowles Hollowell Conner & Co. Mr. Anderson also serves on the boards of directors of several GTCR portfolio companies, including Gogo Inc. (Nasdaq: GOGO), where he is a member of the compensation and nominating and corporate governance committees, Cloudbreak, CommerceHub, Equiti, Jet Support Services, Inc., Lexipol, Once For All, Point Broadband, Rithum Corporation, and Tricentis. Mr. Anderson is a graduate of the University of Virginia and Harvard Business School.

Todd Boehly

Mr. Boehly co-founded Eldridge Industries, LLC (“Eldridge”), which employs more than 5,000 people and together with its affiliates has made investments in over 100 operating businesses across finance, technology, real estate, and entertainment, in 2015 and has since served as its Chairman and Chief Executive Officer (“CEO”). He is also the Chairman and owner of Chelsea Football Club and an owner of the Los Angeles Dodgers, the Los Angeles Lakers, the Los Angeles Sparks, and Cloud9. From 2002 to 2015, Mr. Boehly served at Guggenheim Partners, most recently as President, and founded its credit business. He also previously served as the CEO and Chief Financial Officer (“CFO”) and as a director of Horizon from 2020 to October 2021, Horizon Acquisition Corporation II from 2020 to May 2023, and Horizon Acquisition Corporation III from 2020 to May 2023. Mr. Boehly also serves on the boards of directors of Kennedy-Wilson Holdings, Inc. (NYSE: KW), where he is a member of the capital markets committee, Chelsea Football Club, the Los Angeles Lakers, Flexjet, PayActiv, CAIS, and Cain International. He formerly served on the boards of directors of Accelerant Holdings (NYSE: ARX), DraftKings Inc. (Nasdaq: DKNG), and Truebill, Inc. Mr. Boehly is a graduate of The College of William & Mary, where he later founded the Boehly Center for Excellence in Finance, and studied at the London School of Economics.

Jane DeFlorio

Ms. DeFlorio served as Managing Director of Retail and Consumer Sector Investment Banking Coverage at Deutsche Bank AG (NYSE: DB) from 2007 to 2013. From 2002 to 2007, she was an Executive Director in the Investment Banking Consumer and Retail Group at UBS Group AG (NYSE: UBS). Ms. DeFlorio also serves on the boards of directors of Curbline Properties Corp. (NYSE: CURB), where she is chair of the audit committee and a member of the compensation committee, and the Museum at Fashion Institute of Technology. She also serves on the Advisory Council for the School of Engineering at the University of Notre Dame. Ms. DeFlorio previously served on the boards of directors of SITE Centers Corp. (NYSE: SITE) and Perry Ellis International. Ms. DeFlorio is a graduate of the University of Notre Dame and Harvard Business School.

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

David Donnini

Mr. Donnini joined GTCR in 1991 and currently serves as a Managing Director and Head of the Business & Consumer Services group. Prior to that, he worked at Bain & Company. Mr. Donnini also serves on the boards of directors of several GTCR portfolio companies, including Consumer Cellular, Inc., Everon, LLC, PPC Flex Company Inc., and Senske, Inc. He previously served on the boards of directors of AssuredPartners, itel Laboratories, Inc., Kick Health Inc., Park Place Technologies, and Sotera Health Company (Nasdaq: SHC). Mr. Donnini is a graduate of Yale University and the Stanford Graduate School of Business.

Lawrence Fey

Mr. Fey has served as our CEO and as a member of our Board since November 2025, after having served as our CFO since 2020 and as a member of our Board from 2017 to 2020. From 2005 to 2020, Mr. Fey worked at GTCR, most recently serving as a Managing Director. While at GTCR, he served on the boards of directors of many successful investments, including Six3 Systems, CAMP Systems, Zayo Group, Cision, Park Place Technologies, GreatCall, and Simpli.fi. Mr. Fey is a graduate of Dartmouth College.

Julie Masino

Ms. Masino has served as the President and CEO and as a director of Cracker Barrel Old Country Store, Inc. (Nasdaq: CBRL), a restaurant and retail concept with locations throughout the United States, since November 2023 after having served as CEO-Elect since August 2023. She served as President, International of Taco Bell, a subsidiary of Yum! Brands, Inc. (NYSE: YUM), from 2020 to June 2023 and as President, North America of Taco Bell from 2018 to 2019. Ms. Masino previously held senior positions at Mattel, Inc. (Nasdaq: MAT) from 2017 to 2018 and at Sprinkles Cupcakes from 2014 to 2017. Ms. Masino previously served on the boards of directors of PhysicianOne Urgent Care and Cole Haan. Ms. Masino is a graduate of Miami University.

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

Information About Our Executive Officers

Information about each of our executive officers as of February 1, 2026 is set forth below.

Name	Age	Executive Officer Since	Position
Lawrence Fey	45	2020	Chief Executive Officer and Director
Joseph Thomas	41	2026	Chief Financial Officer
Stefano Langenbacher	40	2024	Chief Technology Officer
Austin Arnett	38	2025	General Counsel and Corporate Secretary

Lawrence Fey

See the “Information About Our Directors” section above.

Joseph Thomas

Mr. Thomas has served as our CFO since January 2026. From August 2023 to January 2026, he served as the CFO of Reliable Parts, a distributor and e-commerce retailer of appliance parts and accessories. Mr. Thomas’ background is in private equity, also serving since 2016 as a Managing Member of Fountain Square Industries and from 2010 to 2016 as a Principal of Svoboda Capital Partners, where he focused on distribution and technology-enabled service investments. Mr. Thomas began his career as an investment banking analyst specializing in mergers and acquisitions. He is a graduate of Indiana University.

Stefano Langenbacher

Mr. Langenbacher has served as our Chief Technology Officer (“CTO”) since joining Vivid Seats in March 2024. From 2018 to March 2024, he served as the CTO of Suitsupply B.V. From 2011 to 2018, Mr. Langenbacher served as the CTO of hom24 SE. Mr. Langenbacher is a graduate of the Karlsruhe Institute of Technology.

Austin Arnett

Mr. Arnett has served as our General Counsel and Corporate Secretary since December 2025, after having served as our Associate General Counsel – Corporate and Securities since June 2023. From June 2021 to June 2023, he served as Senior Counsel at McDonald’s Corporation (NYSE: MCD), a global restaurant operator and franchisor. Mr. Arnett began his career as a corporate attorney at Latham & Watkins LLP. He is a graduate of the University of Michigan and the University of Michigan Law School.

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

Risks Related to Our Business & Industry

We are adversely affected by decreases in the supply of and/or demand for live events.

The supply of live events depends on several factors, many of which are outside of our control. We rely on artists and sports teams to perform and play at live events, and scenarios such as artists deciding to perform less frequently or at smaller venues, sports league lockouts, promoters or event venues failing to correctly anticipate demand for particular events, or negative trends in the entertainment and/or sporting industries that cause a reduction in the number or availability of live events adversely affect our business, financial condition, and results of operations.

Our business also depends on demand for and attendance at live events, which is affected by, among other things, discretionary consumer and corporate spending. Many factors impact such spending, including economic conditions (e.g., unemployment levels, interest rates, inflation, and commodity prices), changes to tax rates/laws, public safety concerns, and other extraordinary events. Reduced discretionary spending, as well as other negative business or industry conditions or trends, can decrease demand for and attendance at live events, as well as reduce ticket sales, which adversely affect our revenue and operating results.

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

We may be adversely affected by adverse changes in our relationships with ticket buyers, sellers, and/or partners.

Our business depends on developing and maintaining deep and longstanding relationships with the parties that use our platform to buy and sell tickets, including ticket buyers, sellers, and partners. Any failure to do so on acceptable terms, or at all, could adversely affect our business, financial condition, and results of operations. For example, the loss of a significant Private Label Offering distribution partner in 2025 adversely affected both our Private Label Offering and total Marketplace order volumes and revenues.

We may be adversely affected by changes to internet search engine algorithms or if we fail to adapt to the impact of AI on how consumers search for live event tickets.

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

AI has recently begun to disrupt the methods by which consumers have traditionally searched for live event tickets, and we expect this trend to continue. A failure by us to successfully adapt to this evolving landscape could adversely affect our business, financial condition, and results of operations.

We may be adversely affected by changes to mobile app marketplace rules.

We rely on mobile app marketplaces, such as Apple’s App Store and Google’s Play Store, to enable downloads of our mobile apps. Such marketplaces have in the past made, and may in the future make, changes (including to security, privacy, disclosure, age verification, and other requirements) that may impede access to our mobile apps or limit the features we can offer. For example, our mobile apps may receive unfavorable promotion and/or placement treatment compared to those of competing apps, including the order in which they appear within these marketplaces. Further, our Apple iOS and Google Android mobile apps are an increasingly important distribution channel for ticket sales. If either marketplace were to charge commissions or fees on our mobile app-based revenue, and we failed to negotiate favorable terms, it could adversely affect our business, financial condition, and results of operations. In addition, certain mobile app marketplace rules are subject to legal challenges, which can create uncertainty and further complicate our ability to comply therewith. Similarly, if problems arise in our relationships with these or other such marketplaces, access to our mobile apps could be impeded and our user growth could be harmed.

We face intense competition in the ticketing industry, and we may be adversely affected if we are unable to attract ticket buyers and sellers to our platform.

We operate in an increasingly competitive industry and face significant and continuous competition from other national, regional, local, and international primary and secondary ticketing service providers to acquire and retain ticket buyers, sellers, and partners. We also compete with other professional ticket resellers in our Resale segment, as well as with providers of other avenues for entertainment, including restaurants, movies, and television, for the discretionary spending of consumers. This competition could lead to decreased sale volumes and/or profit margins, which would adversely affect our business, financial condition, and results of operations.

Competitive variables that could lead to a decrease in ticket orders, prices, fees, and/or profit margins, certain of which have adversely affected our past financial performance, include: competitive offerings that include more favorable terms or pricing; increased marketing spending by our competitors; consolidation among competitors resulting in their increased market share; technological changes and innovations, such as consumers’ increasing use of AI to search for live event tickets, that we are unable to adopt or adapt to or are late in adopting or adapting to; other entertainment options or ticket inventory selections and varieties that we do not offer; increased pricing in the primary ticket marketplace, which could result in reduced profits for secondary ticket sellers; primary ticket marketplaces enacting policies that restrict or impede secondary ticket sales; and increased search engine marketing costs as competitors increase bid prices.

We may be adversely affected if we do not continue to maintain and improve our platform, or to successfully develop new and improved solutions and enhancements.

Our ability to attract and retain ticket buyers, sellers, and partners depends in large part on our ability to continue to provide a user-friendly and effective platform, develop and improve our platform, and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, service, and product introductions, and changing demands of ticket buyers, sellers, and partners. Technological innovation in areas such as AI and machine learning may further accelerate these changes. While we spend substantial time and resources understanding and responding to these changes and demands, if we fail to adapt, competitors may be able to more successfully enhance their platforms, improve operational efficiency, and/or deliver more personalized user experiences. Developing new and improved solutions and enhancements is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. Our ability to effectively develop, adopt, or integrate emerging technologies, including AI and machine learning, may also impact our ability to remain competitive.

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

There are also many factors outside of our control that could undermine and/or harm our reputation and brand. A negative perception of our marketplace could adversely affect our business, including as a result of: complaints or negative publicity and our responsiveness thereto; our inability to timely comply with applicable laws, regulations, and/or consumer protection-related guidance; the use of our platform to sell fraudulent or counterfeit tickets; the timing of refunds and/or payment reversals through our platform; actual or perceived disruptions or defects in our platform; cybersecurity incidents; a lack of awareness of our policies; or changes to our policies that third parties perceive as overly restrictive, unclear, or inconsistent with our values.

If we are unable to maintain a reputable, user-friendly, and effective platform that provides tickets to desirable events, our ability to attract and retain ticket buyers, sellers, and partners could be impaired and our reputation, brand, and business could be adversely affected.

We may be adversely affected by extraordinary events, including public safety concerns or disruptions, mass-casualty incidents, acts of civil unrest, terrorist attacks, military actions, disease epidemics or other public health concerns, natural disasters, and severe weather events.

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

The global COVID-19 pandemic and related economic shutdown resulted in significant disruption to our business, the entertainment and sporting industries, and the global economy in 2020 and 2021. The pandemic led governments and other authorities around the world to impose measures intended to control its spread, including travel bans, border closings and restrictions, business closures, quarantines, and vaccine requirements. During the height of the pandemic, many artists, sports teams, promoters, and event venues around the world ceased performances, games, and operations. Because we depend on live events in order to generate revenue from ticket sales, the decreased supply of and demand for such events during the pandemic negatively impacted our business and financial condition. While live events are now generally held at pre-pandemic scope and scale, it is difficult to predict any future outbreaks of disease epidemics and whether restrictions could again be imposed. Any of these circumstances could again adversely affect the live events industry and our business and financial condition.

We may be adversely affected if any completed or future business acquisition is unsuccessful.

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

We have operations in Canada, Japan, and the United Kingdom, and we continue to strategically expand our international operations. Accordingly, we are subject to risks associated with doing business internationally, including, but not limited to: complying with a variety of newly applicable, and often changing and/or conflicting, laws and regulations, including those relating to anti-bribery, anti-corruption, anti-money laundering, data protection, and privacy; obtaining required governmental approvals, permits, and licenses; obtaining and enforcing our IP rights; staffing and managing our foreign operations; financial risks such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises, and exposure to foreign currency exchange rate fluctuations; preferences by local consumers for local competitors; and political and economic instability.

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

Our financial results and cash needs vary from period to period depending on, among other things: the number, location, venue type, and timing of certain live events; the popularity of and demand for certain artists, sports teams, tours, and events; artists’ decisions about when and where to perform; sports teams’ performances, and the length and team composition of playoff series and championship games; event cancellations; weather, seasonal, and other fluctuations in our operating results; the timing of guaranteed payments, investments, acquisitions, and financing activities; competitive dynamics; and the timing of disbursements of accounts payable to ticket sellers and partners.

Because our results may vary significantly from period to period, our financial performance in one period may not be indicative of, or comparable to, our financial performance in other periods. Historically, we have experienced lower financial performance in the first, second, and third quarters, with slightly increased activity in the fourth quarter when all major sports leagues are in season, concert on-sales begin for the following year, and theater event orders increase during the holiday season. However, these fluctuations have recently become less predictable. In addition, the timing of top-grossing tours and events, as well as the number of sports games and the teams involved in playoff series and championship games, can impact the year-to-year comparability of quarterly results (and, in rare cases, annual results). The seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could adversely affect our business, financial condition, and results of operations by negatively impacting our ability to execute on our strategy.

We may be adversely affected if we are unable to attract, hire, motivate, and retain our senior management team and other highly skilled personnel.

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

Impairment of our goodwill and certain indefinite-lived trademarks has adversely affected, and may in the future adversely affect, our financial results and condition.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we test our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that indicate that the fair value of such assets might be impaired. If an asset’s carrying amount exceeds its implied fair value, an impairment loss is recorded equal to the amount of the excess.

As a result of our interim impairment test in the second quarter of 2025, we recognized a non-cash impairment charge of $320.4 million, which comprises a $297.4 million impairment of our goodwill and a $23.0 million impairment of certain indefinite-lived trademarks. As a result of our annual impairment test in the fourth quarter of 2025, we recognized a non-cash impairment charge of $402.6 million, which comprises a $363.3 million impairment of our goodwill and a $39.3 million impairment of certain indefinite-lived trademarks. For more detail, see Note 10, Goodwill – Net and Intangible Assets – Net, to our consolidated financial statements included elsewhere in this Report.

As of December 31, 2025, the balance of our (i) goodwill (net of accumulated impairment charges and foreign currency translation adjustments) was $283.9 million, which represented 44.6% of our total assets, and (ii) trademarks (net of accumulated impairment charges and foreign currency translation adjustments) was $48.1 million, which represented 7.6% of our total assets. Due to market volatility, economic uncertainty, and inflationary concerns, there can be no assurance that our goodwill and/or indefinite-lived intangible assets will not be impaired again in the future. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in general economic conditions, and slower growth rates in our industry. Any such future impairment could adversely affect our financial condition.

We may be adversely affected by the effects of inflation.

Inflation can negatively impact our business by increasing our overall costs, particularly if we are unable to achieve commensurate increases to revenues. Inflation has resulted, and may continue to result, in elevated interest rates and capital costs, increased costs of labor, weakened exchange rates, reduced discretionary consumer and corporate spending, and other similar effects. As a result of inflation, we have experienced, and may continue to experience, increased costs. Although we may take measures to mitigate the effects of inflation, such measures may not be effective and, even if such measures are effective, there could be a difference in timing between the effects of inflation and of such measures. As a result, our business, financial condition (including liquidity), and results of operations may be adversely affected.

Risks Related to Government Regulation & Litigation

We are subject to extensive governmental regulation, and we may be adversely affected if we fail to comply with applicable laws and regulations.

Our operations are subject to federal, state, local, and international laws and regulations governing key aspects of our business such as advertising, anti-bribery, anti-corruption, anti-money laundering, competition, consumer protection, data protection, export taxation, IP, payments, privacy, ticketing, ticket resale, and unfair business practices. While we strive to conduct our operations in compliance with all applicable laws and regulations, there can be no assurance that a particular law or regulation will not be interpreted or enforced in a manner contrary to our understanding of it. The promulgation of new and sometimes conflicting laws and regulations, as well as changes to existing laws and regulations or their interpretation, can make compliance more complex, costly, and challenging. Our failure to comply with applicable laws or regulations could result in governmental investigations, inquiries, litigation, proceedings, and fines against us, and/or individual private actions which, if material, could adversely affect our business, financial condition, and results of operations.

We depend on the ability of ticket holders to sell their tickets on the secondary market unencumbered.

Our business depends on ticket holders’ ability to sell their tickets on the secondary market. Certain jurisdictions have regulated ticket resale by enacting resale price caps, prohibiting the resale of tickets above their face value, and even banning ticket transferability. Some primary ticketing companies and rights holders have enacted policies that similarly restrict ticket resale, including using technology to limit where and how a ticket can be resold, charging incremental fees for the ability to resell a ticket, and partnering with other resale marketplaces on an exclusive basis. Such regulations and policies restrict or inhibit the ability of ticket holders to resell their tickets. This could result in reduced demand for our services, which would adversely affect our business, financial condition, and results of operations.

Our processing of personal data and other sensitive information could give rise to liabilities as a result of governmental regulation, litigation, and conflicting legal requirements, including those relating to personal privacy, data security, and AI.

In the ordinary course of business, we collect, receive, store, protect, use, transmit, share, and dispose of (collectively, “process”) personal data and other sensitive information. This subjects us to numerous federal, state, and international laws and regulations, industry standards, external and internal privacy and security policies, and contractual requirements addressing privacy, data protection, and the processing of such data and information.

Many U.S. states, and the federal and local governments, have adopted data protection and security legislation, including laws relating to personal data privacy and data breach notification. Many U.S. states have also enacted comprehensive privacy laws that impose obligations on covered businesses, such as requiring privacy disclosures and giving residents certain rights with respect to their personal data (e.g., the right to access, correct, or delete such data and to opt out of certain data processing activities). Certain U.S. states also impose strict requirements on the processing of personal data, such as conducting data privacy impact assessments, and provide statutory fines for non-compliance. For example, the CCPA applies to the personal data of California residents and requires covered businesses to provide specific privacy notice disclosures and honor requests to exercise certain privacy rights. The CCPA provides for statutory penalties and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. U.S. state and federal legislators continue to consider and enact similar laws, reflecting a trend toward more stringent privacy legislation in the United States. These and any future similar laws are likely to increase our compliance costs, particularly when they have conflicting requirements and evolving judicial interpretations, and may require us to further modify our data processing practices and policies.

There has also been a noticeable uptick in U.S. class action litigation in which plaintiffs utilize laws, including the Video Privacy Protection Act of 1988, the Telephone Consumer Protection Act, state wiretapping laws, and other privacy laws and regulations, relating to the use of tracking technologies such as cookies and pixels, as well as AI-enabled ‘chatbots’ and customer service agents. This trend may lead legislatures to consider responsive regulation. Our inability or failure to obtain consent for these practices or to appropriately disclose them could result in adverse consequences, including class action litigation and mass arbitration demands.

Personal and other user data is also increasingly subject to legislation and regulations in foreign jurisdictions in which we operate. For example, PIPEDA is a comprehensive Canadian privacy and security law for organizations collecting, using, or disclosing information about identified individuals for commercial purposes. Certain Canadian provinces also have their own data protection regulations. Similarly, the United Kingdom, the European Union (the “EU”), and countries in the European Economic Area (the “EEA”) traditionally have taken broader views on, and imposed different legal obligations on companies as to, the types of data that are subject to privacy and data protection laws and regulations. For example, the EU General Data Protection Regulation (the “GDPR”) applies to companies that collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The United Kingdom has its own General Data Protection Regulation. Under the GDPR, companies may face bans on data processing, other corrective actions, monetary fines, and/or private litigation related to the processing of personal data. The APPI, a Japanese law governing the handling of personal information, may also impose obligations on covered entities that are in addition to, or differ from, those in other jurisdictions (for example, it differs from the GDPR with respect to its approach to notifications and the cross-border transfer of personal data). Compliance with these and any other foreign data privacy laws and regulations may significantly increase our operational costs and our overall risk exposure.

In the ordinary course of business, we transfer personal data from one jurisdiction to another. Certain European jurisdictions, including the United Kingdom, have enacted laws requiring that personal data be localized or limiting the transfer thereof to other jurisdictions, including the United States. Other jurisdictions have adopted or may adopt similar data localization and/or cross-border data transfer restrictions. Although there are various mechanisms that may be used to transfer such data from the United Kingdom and the EEA to the United States in compliance with these restrictions, they are subject to legal challenges and there can be no assurance that we can satisfy or rely on them. If there were no lawful manner for us to make such transfers, or if the requirements for doing so were too onerous, we could face adverse consequences, including the interruption of our operations, the need to relocate our data processing activities, and penalties such as fines and injunctions. In addition, companies that transfer personal data out of the United Kingdom and the EEA have faced increased scrutiny from regulators and litigants, and certain of such companies have been ordered by European regulators to suspend or cease certain such data transfers for allegedly violating the GDPR’s cross-border data transfer restrictions.

Regulators in the United States are also increasingly scrutinizing personal data transfers and have proposed and enacted certain data localization or transfer requirements. For example, the U.S. Department of Justice has issued a rule that places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or are considered “foreign persons” and are majority owned by, or organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern) that may impact certain business activities such as vendor, employee, and contractor engagements, data sharing, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.

We must also comply with certain industry standards and contractual obligations related to personal privacy, data security, and AI. For example, certain privacy laws, including the CCPA and the GDPR, require the imposition of specific contractual restrictions on service providers. We also publish privacy policies, marketing materials, and other statements related to compliance with certain certifications or self-regulatory principles concerning data privacy and security. U.S. regulators are increasingly scrutinizing these materials, and if they are found to be deficient, unfair, misleading, or misrepresentative of our practices, we could be subject to governmental enforcement actions or other adverse consequences.

From time to time, our personnel use generative AI technologies in the course of their work. We use also use AI technologies in certain of our products. The disclosure and use of personal and/or confidential data in generative AI technologies, and the development and use of such technologies, present various privacy and data security risks and are subject to an increasing number of laws and regulations. Several jurisdictions, including in the United States and Europe, have enacted laws and regulations governing the development and use of AI, such as the EU’s AI Act, Colorado’s Artificial Intelligence Act, and the CCPA’s automated decision-making regulations, and we expect other jurisdictions will adopt similar laws. Certain consumer rights extended by privacy laws (e.g., the right to delete certain personal data and regulate automated decision-making) may also be incompatible with the use of AI technologies. Further, countries and states are applying their data and consumer protection laws to AI technologies, including generative AI and AI-enabled ‘chatbots.’ As a result, our use of these technologies could result in additional compliance costs, lawsuits, and regulatory actions. However, our inability to use these technologies, or limitations on such use, could result in a competitive disadvantage.

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

In addition, any compromise of our information security, including that results in the unauthorized access, acquisition, or release of personal or other user data, or the perception that such a compromise has occurred, could harm our brand and reputation, discourage ticket sellers, buyers, and partners from using our platform, and result in litigation (including class claims) and/or fines and proceedings by governmental agencies, any of which could adversely affect our business, financial condition, and results of operations.

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

The secondary ticket market is regulated by federal, state, and international governments. This can include requiring certain disclosures and refund practices, enacting price caps, prohibiting the resale of tickets above their face value, and even banning ticket transferability. Future laws, regulations, or unfavorable legislative outcomes could impose additional restrictions and compliance costs on our business, as well as restrict ticket holders’ ability to sell their tickets on the secondary market, any of which could adversely affect our industry, business, financial condition, and operating results.

Our business may be subject to sales tax and other indirect taxes in various jurisdictions.

The application of indirect taxes such as sales and use, amusement, value-added, goods and services, business, and gross receipts to businesses like ours, and to ticket buyers and sellers on our marketplace, is a complex and evolving issue. Because significant judgment is required to evaluate applicable tax obligations, amounts recorded are subject to adjustment. In many cases, the ultimate tax determination is uncertain because it is unclear how new and existing statutes might apply to our business. One or more jurisdictions may seek to impose additional reporting, recordkeeping, or indirect tax collection obligations on businesses like ours that facilitate online marketplaces. The imposition of information reporting or tax collection requirements could decrease ticket seller activity on our platform, which would adversely affect our business. New legislation could require us, or ticket sellers on our marketplace, to incur substantial compliance costs, including in connection with tax calculation, collection, remittance, as well as audit requirements, which could adversely affect our business, financial condition, and results of operations.

In addition, we could become subject to sales and use tax and value-added tax audits in the future, and federal, state, local, or international tax authorities could assert that we are obligated to collect additional amounts as taxes on behalf of ticket sellers and remit those taxes to the proper authorities. We could also be subject to audits and assessments with respect to jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes in jurisdictions where we have not historically done so, and where we do not accrue for such taxes, could result in substantial tax liabilities for past sales and otherwise adversely affect our business, financial condition, and results of operations.

Risks Related to Information Technology, Cybersecurity & Intellectual Property

We may be adversely affected by system interruptions and the lack of integration and redundancy in our and third-party information systems and infrastructure.

The success of our operations depends, in part, on the integrity of our information systems and infrastructure, as well as affiliate and third-party computer systems, computer networks, and other communication systems. System interruptions and the lack of integration and redundancy in such information systems and infrastructure, both of our own ticketing and other computer systems and of affiliate and third-party software, computer networks, and other communications systems service providers on which we rely, may adversely affect our ability to operate our websites and mobile apps, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. Similarly, due to our reliance on a network of technology systems, many of which are outside of our control, changes to interfaces upon which we rely, or a reluctance of our counterparties to continue supporting our systems, could lead, and in the past has led, to technology interruptions. Such interruptions could occur by virtue of a natural disaster, malicious action such as a cyberattack or intrusion, act of terrorism, military action, human error, or the other threats discussed in this “Risk Factors” section. In addition, the loss of certain key personnel could subject us to systems interruptions and require us to expend additional resources to continue to maintain our software and systems. The large infrastructure footprint that is required to operate our systems requires an ongoing investment of time, money, and effort to maintain or refresh hardware and software to ensure it remains at a level capable of servicing the demand and volume of our business. Failure to do so may result in system instability, degradation in performance, or unfixable security vulnerabilities that could adversely affect both our business and consumers.

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

We process certain personal data and other sensitive or confidential information, including about ticket buyers and sellers and our employees. Penetration of our information technology systems, or the misappropriation or misuse of such data or information (including credit card and other personally identifiable information), could interrupt our operations and subject us to adverse consequences, including increased costs, litigation, and governmental enforcement actions. Cyberattacks, malicious internet-based activity, fraud, and similar evolving threats (including phishing attacks, malicious code, software bugs, malware attacks, ransomware attacks, denial-of-service attacks, credential stuffing attacks, and credential harvesting) threaten the confidentiality, integrity, and availability of our information technology systems. Such threats come from a variety of sources and are increasingly prevalent and difficult to detect.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident, and our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to do so could result in outages, data losses, and business disruptions. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems (for example, by using an initial compromise of one part of our environment to gain access to other parts of our environment, or by leveraging a compromise of our networks or systems to gain access to third-party networks or systems, such as through phishing or supply chain attacks).

We have devoted significant resources to the development of systems, practices, and policies designed to detect, mitigate, and remediate vulnerabilities in our information technology systems, protect against potential cybersecurity threats and their consequences, and protect sensitive information. However, such measures cannot provide absolute security or certainty. Advances in threat actor capabilities, technologies, methods, and tools, inadvertent violations of our practices or policies, or other developments could result in a compromise or breach of our systems and processes that are used to protect sensitive information. We may also experience delays in developing and deploying remedial measures designed to address identified vulnerabilities.

In addition, laws in certain of the jurisdictions in which we operate require, and laws in other jurisdictions in which we may operate in the future may require, businesses in certain instances to notify affected individuals, governmental entities, and/or credit reporting agencies of cybersecurity incidents, including those affecting personal information. Certain of our contractual obligations contain similar requirements. Such requirements are inconsistent, and compliance in the event of a widespread cybersecurity incident may be complex, costly, and difficult to implement. These risks may increase not only as we expand our operations in new jurisdictions, but also as our business continues to involve greater numbers of ticket buyers, sellers, and partners.

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

Any of these or similar threats could lead to a security incident or other interruption that results in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, or disclosure of, or access to, our information technology systems, or those of third parties with whom we conduct business. If we or such a third party experience (or are perceived to have experienced) a significant incident or interruption, it may have adverse consequences on us, including: governmental enforcement actions; lawsuits (including class action claims); additional reporting requirements and/or oversight; bans or restrictions on processing sensitive information; indemnification obligations; negative publicity and reputational harm; the diversion of management resources; the interruption of our operations (including data availability); financial losses; and incidents of ticketing fraud or counterfeit tickets. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

We may be adversely affected if we are unable to adequately protect or enforce our IP rights.

Our proprietary technologies and information, including our software, informational databases, and other components that make up our products and services, are critical to our success. We seek to protect our proprietary technologies and information through a combination of methods, including IP rights such as U.S. and foreign patents, trademarks, domain names, copyrights, and trade secrets, as well as through confidentiality agreements, IP assignment agreements, and other contractual restrictions with employees, customers, suppliers, affiliates, partners, and others.

However, despite these efforts, there can be no assurance that our strategies to protect our IP rights will prevent the authorized use, infringement, misappropriation, dilution, or other violations thereof, particularly in foreign countries where laws may not protect such rights as fully as they do in the United States. A third party may also lawfully develop products or services substantially similar to ours. A failure to protect our IP rights in a meaningful manner, or challenges to our related contractual rights, could result in the erosion of our brand names or other IP, which could adversely affect our business, financial condition, and results of operations. Litigation may be necessary to enforce our IP rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of the outcome or merit thereof, could result in substantial costs and divert the attention of management and other key technical resources, either of which could adversely affect our business, financial condition, and results of operations.

We may face liability and costs for legal claims alleging that we infringe upon third-party IP rights.

There can be no assurance that we do not, or will not, infringe upon or otherwise violate third-party IP rights. From time to time, we have been, and may in the future be, subject to legal claims and proceedings alleging that we infringe upon or otherwise violate such rights. These claims and proceedings, regardless of the outcome or merit thereof, could result in substantial costs and divert the attention of management and other key technical resources, either of which could adversely affect our reputation and financial condition. In addition, the outcome of litigation is uncertain. As such, third parties asserting claims could secure a judgment against us awarding substantial damages, injunctive and/or other equitable relief, which could require us to rebrand, redesign, or reengineer our platform, products, or services, in addition to potentially blocking our ability to distribute, market, or sell our products and services.

Our payment system depends on third-party providers and is subject to risks that may adversely affect our business.

We rely on third-party providers to support our payment methods, as ticket buyers primarily use credit or debit cards to purchase tickets on our marketplace. Nearly all our revenue to date has been associated with payments processed through a single provider, which relies on banks and payment card networks to process transactions. If this payment processing provider or any of its vendors do not interoperate efficiently with our platform or if it or any of its vendors suffer any failure or experience a security incident, our payments systems and business could be adversely affected. Further, if this payment processing provider does not perform adequately, determines that certain types of transactions are prohibited, uses technology that does not interoperate efficiently with our platform, imposes new capital reserve requirements on us, or increases its fees, or if our relationship with it (or with the banks or payment card networks on which it relies) were to terminate or be suspended unexpectedly, our operating costs could increase, our margins could decrease, and ticket buyers may find our platform more difficult to use and, as a result, use our platform less.

Our payment processing provider requires us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. These networks could adopt new, or modify or re-interpret existing, operating rules in ways that might prohibit us from providing certain services to ticket buyers or sellers, be costly to implement, or be difficult to follow. We are required to reimburse our provider for fines assessed by payment card networks if we, or ticket buyers or sellers using our platform, violate these rules (e.g., processing various types of transactions that may be interpreted as a violation of certain payment card network operating rules). Changes to these rules and requirements, or any change in our designation by payment card networks, could require a change in our business operations and limit or eliminate our ability to accept payment cards, any of which could adversely affect our business.

We are also subject to the Payment Card Industry (“PCI”) Data Security Standard, which is designed to protect credit card account data as mandated by PCI entities. The PCI Data Security Standard requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard based on past, present, or future business practices. Our actual or perceived failure to comply with the PCI Data Security Standard could subject us to fines, terminated banking relationships, and increased transaction fees.

Under current credit, debit, and payment card practices and network rules, we are liable for fraudulent activity on the majority of our credit and debit card transactions. We are also exposed to financial crime risk, against which we do not currently carry insurance. Additionally, while we deploy sophisticated technology to detect fraudulent purchase activity, we may incur losses if we fail to prevent the use of fraudulent payment information on transactions. Fraudulent schemes are becoming increasingly sophisticated and common, and our ability to detect and combat such schemes may be negatively impacted by the adoption of new payment methods and technology platforms. If we or our payment processing provider fail to identify fraudulent activity, are unable to effectively combat the use of fraudulent payments on our platform, or otherwise experience increased levels of disputed credit card payments or transactions, and/or if we are unable to adequately mitigate these risks, our business, financial condition, and results of operations, as well as our brand, reputation, and ability to accept payments, could be adversely affected.

Finally, the laws and regulations that govern payment methods and processing are complex and subject to change, and we may be required to expend considerable time and effort to determine their applicability. There can be no assurance that we will be able to meet all compliance obligations, including obtaining any required licenses in the jurisdictions we service, and, even if we are able to do so, there could be costs and potential product changes involved in compliance that could negatively impact our business. Any actual or alleged non-compliance by us with existing or new laws and regulations could lead to reputational damage, litigation, increased costs or liabilities, damages, and/or the loss of our ability to offer payment services in certain markets. We cannot predict whether governments may take actions or impose restrictions that affect our ability to process payments or conduct our business in certain jurisdictions. A failure to predict how a given law or regulation related to money transmission, prepaid access, or similar topics will be applied to us could result in licensure, registration requirements, and administrative enforcement actions, as well as materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions. Further, we may become subject to changing payment regulations and requirements that could affect the compliance of our current payment processes and increase the operational costs we incur to support payments. The foregoing could impose substantial additional costs, considerably delay the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our solutions in any given market.

Risks Related to Our Indebtedness

Our credit facility imposes restrictions that limit management’s discretion in operating our business, which could impair our ability to satisfy our debt obligations.

Our credit facility includes restrictive covenants that, among other things, restrict our ability to: incur additional debt; pay dividends and make distributions; make certain investments; prepay certain debt; create liens; enter into transactions with affiliates; modify the nature of our business; transfer and sell assets, including material IP; amend our organizational documents; and merge or consolidate. It also contains a springing financial covenant that requires compliance with a leverage ratio when borrowings under our revolving credit facility exceed certain levels. Our failure to comply with any of these covenants could lead to a default under our credit facility, which would entitle our lenders to accelerate and declare due and payable all amounts owed thereunder.

As of December 31, 2025, our total debt, excluding unamortized debt discounts and debt issuance costs, was $390.1 million. Because our debt has a variable interest rate, we incur higher interest costs if interest rates increase. Interest rates increased significantly in 2023, with only a slight decrease in 2024 and 2025, and may remain elevated in the future. Any increase in interest costs could adversely affect our financial condition.

Our current debt and any future increases thereto could adversely affect our financial condition by: making it more difficult to satisfy our obligations; increasing our vulnerability to negative economic, regulatory, and industry conditions; limiting our ability to obtain additional financing for future net working capital, capital expenditures, strategic investments, acquisitions, and other purposes; requiring us to dedicate a substantial portion of our cash flows from operating activities to fund payments on our debt, thereby reducing funds available for operations and other purposes; limiting our flexibility in planning for, or reacting to, changes in our business and industry; making us more vulnerable to interest rate increases; and placing us at a competitive disadvantage compared to our competitors that have less debt.

We may be unable to generate sufficient cash flows and/or obtain additional financing when necessary or desirable.

As of December 31, 2025, we had cash and cash equivalents of $102.7 million, which is available to us to fund our operating, investing, and financing activities. There can be no assurance that our business will generate sufficient cash flows from operating activities, or that we will be able to obtain financing, in an amount sufficient to fund our future operations or other liquidity needs.

In the future, we may need and be unable to obtain additional debt or equity financing on favorable terms, if at all, which could hinder our ability to successfully compete and adversely affect our business. Specifically, we may be unable to, among other things: further develop and enhance our platform and solutions; continue to invest in our technology and marketing efforts; attract, hire, develop, motivate, and retain employees; respond to competitive pressures and/or unanticipated working capital requirements; or pursue acquisition opportunities. Our ability to obtain financing will depend on several factors, including general economic and capital market conditions (e.g., interest rates and inflationary concerns), credit availability from banks or other lenders, investor confidence, and our results of operations. Further, if we were to raise additional equity financing, it would dilute the ownership and voting power of our existing stockholders, and any new equity securities we issue could have rights, preferences, and privileges superior to those of our Class A common stock.

Risks Related to the Ownership of Our Securities & Organizational Structure

The interests of our significant stockholders may conflict with those of us or our other stockholders.

Affiliates of GTCR and Eldridge beneficially own approximately 35% and 25%, respectively, of our outstanding Class A common stock. For so long as they continue to do so, they will be able to exert significant influence over, and, acting together, may be able to cause or prevent a change of control and/or unsolicited acquisition of, our company. This ownership concentration could deprive our securityholders of an opportunity to receive a premium for their securities as part of a potential acquisition and, ultimately, may affect the market price of our securities.

In addition, we are party to a Stockholders’ Agreement, dated October 18, 2021 (as amended, the “Stockholders’ Agreement”), that gives affiliates of GTCR and Eldridge the right to designate the following number of nominees to our Board:

•
GTCR‘s affiliates have the right, but not the obligation, to nominate: (i) five directors, so long as they beneficially own at least 24% of the total number of shares of our common stock that were issued and outstanding on October 18, 2021 (the “Closing Amount”) (ii) four directors, so long as they beneficially own at least 18% but less than 24% of the Closing Amount; (iii) three directors, so long as they beneficially own at least 12% but less than 18% of the Closing Amount; (iv) two directors, so long as they beneficially own at least 6% but less than 12% of the Closing Amount; and (v) one director, until the date on which they beneficially own less than 5% of the number of shares of our common stock that they held on October 18, 2021.
•
Eldridge’s affiliates have the right, but not the obligation, to nominate: (i) three directors, so long as they beneficially own at least 12% of the Closing Amount; (ii) two directors, so long as they beneficially own at least 6% but less than 12% of the Closing Amount; and (iii) one director, until the date on which they own less than 5% of the number of shares of our common stock that they held on October 18, 2021.

If the size of our Board is increased beyond nine members, GTCR’s affiliates will have the right to designate a number of nominees that give them the same percentage of total directors as set forth above (rounded up to the next whole number). Pursuant to the Stockholders’ Agreement, affiliates of GTCR and Eldridge have designated four and three, respectively, of our current eight directors, which enables them to exert significant influence over our business and affairs.

GTCR, Eldridge, and their respective affiliates engage in a broad spectrum of activities and investments, including in our industry. In the ordinary course of their business, they may engage in activities where their interests conflict with those of us or our other stockholders, such as investing in or advising businesses that are our competitors, suppliers, or customers. Our amended and restated certificate of incorporation (as amended, our “Charter”) provides that GTCR, Eldridge, their respective affiliates, and each of their respective directors, partners, principals, officers, members, managers, and employees (including any such person who serves as one of our directors and/or officers) have no duty to refrain from engaging in the same or similar business activities or lines of business in which we operate. In addition, GTCR, Eldridge, and their respective affiliates may pursue acquisition opportunities that are complementary to our business (and therefore would not be available to us), in addition to pursuing acquisitions, divestitures, and other transactions that they believe could enhance their respective investments, even though such transactions may involve risks to our other security holders and/or prove not to be beneficial.

Our principal assets are the equity interests in our subsidiaries, and we are accordingly dependent upon our subsidiaries’ cash flows to satisfy our obligations.

As a holding company, our principal assets are the equity interests in our subsidiaries, through which we conduct substantially all of our operations. Our ability to satisfy our obligations, including taxes, debt payments, and other expenses, is therefore dependent upon our subsidiaries’ earnings and their distribution of those earnings, or of loans or other payments, to us. If our subsidiaries are unable to make such distributions, loans, or other payments, including because of their status as guarantors under our credit facility, restrictions under any other debt they may incur, and/or applicable laws and regulations related to the availability of sufficient surplus funds, our financial condition (including our liquidity) could be adversely affected and we may be unable to satisfy our obligations.

Risks Related to Being a Public Company

The market price and trading volume of our securities may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our securities despite our operating performance. The market price of our securities may fluctuate widely or decline significantly in the future in response to several factors, including, but not limited to: the realization of any of the risks discussed elsewhere in this Report; unfavorable market and economic conditions; the loss of investor confidence in the global financial markets and investing in general; adverse market reactions to indebtedness we may incur or securities we may issue in the future, including under our 2021 Incentive Award Plan (as amended, the “Incentive Award Plan”); adverse market reactions to changes in our ownership or capital structure, including as a result of the Corporate Simplification and the Reverse Stock Split (each as defined herein); unanticipated declines or variations in our financial condition or results of operations; a failure to meet securities analysts’ earnings estimates; the publication of negative or inaccurate research reports about our business, industry, or securities and/or the failure of securities analysts to provide adequate coverage of our business or securities; changes in the market valuations of similar companies; speculation in the press or investment community about our business or industry; the trading activity of our largest stockholders; the number of shares of Class A common stock that are available for public trading; short sales, hedging, and other derivative transactions involving our securities; enacted or proposed changes to laws or regulations affecting our business or industry, or differing interpretations thereof; and increases in compliance or enforcement inquiries and investigations by regulatory authorities.

We may be subject to securities class action litigation, which could adversely affect our business, financial condition, and results of operations.

Other companies that have experienced volatility in the market price of their securities and changes in their capital structure have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert the attention of management and other key resources that are needed to successfully run our business, which could adversely affect our business, financial condition, and results of operations.

We previously identified and remediated a material weakness in our ICFR, and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.

We are required to comply with SEC rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), which require management to certify financial and other information in our periodic reports and provide an annual report on the effectiveness of our ICFR.

Effective ICFR is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, is designed to reasonably detect and prevent fraud. However, internal controls may not detect and prevent all misstatements due to inherent limitations such as the possibility of human error, the circumvention or overriding of controls, and/or fraud. Therefore, effective internal controls, no matter how well designed and operated, can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

We are also required to report any material weaknesses in our ICFR. A material weakness is a deficiency or combination of deficiencies in ICFR such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for each of the years ended December 31, 2024, 2023, 2022, 2021, and 2020, we identified deficiencies in our ICFR related to the implementation of segregation of duties as part of our control activities, the establishment of clearly defined roles within our finance and accounting functions, and the number of personnel in those functions with an appropriate level of technical accounting and SEC reporting experience, which, in the aggregate, constituted a material weakness. As of December 31, 2025, we concluded that the material weakness had been remediated.

Although the material weakness in ICFR described above has been remediated, new material weaknesses could be identified in the future that, if not timely remediated, could result in errors in our financial statements that require a restatement or cause us to fail to meet our periodic reporting obligations, any of which could adversely affect investor confidence in us and the market price of our securities and/or lead to litigation or regulatory enforcement actions.

Further, once we cease to be an EGC under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), unless we are a “non-accelerated filer” (as defined in Rule 12b-2 under the Exchange Act), we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our ICFR pursuant to Section 404 of SOX. This independent assessment could detect problems that our assessment might not. Undetected material weaknesses in our ICFR could lead to financial statement restatements and require us to incur significant remediation expenses. An adverse report may be issued if our independent registered public accounting firm is not satisfied with the level at which our internal controls are documented, designed, or operating.

We are an EGC and an SRC, and our reliance on certain reporting requirement exemptions available to EGCs and/or SRCs could make our securities less attractive to investors.

For as long as we continue to qualify as an EGC under the JOBS Act, we are permitted to utilize certain reporting requirement exemptions that are available to EGCs. These exemptions include: not being required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our ICFR pursuant to Section 404 of SOX; reduced executive compensation disclosure in our annual reports and proxy statements; and not being required to hold a non-binding advisory vote on executive compensation or golden parachute payments that were not previously approved. Similarly, for as long as we continue to qualify as an SRC, we are permitted to utilize certain reporting requirement exemptions that are available to SRCs. These exemptions include: reduced financial statement disclosure requirements in our periodic reports; reduced executive compensation disclosure in our annual reports and proxy statements; and not being required to include quantitative and qualitative disclosures about market risk in our periodic reports. If investors find our securities less attractive because of our reliance on these exemptions, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

The JOBS Act also exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to do so. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs, but that any such election is irrevocable. We have not elected to opt out of the extended transition period, which means that we are permitted to adopt new or revised financial accounting standards at the same time as private companies. This may make the comparison of our financial statements with those of a non-EGC, or an EGC that has elected to opt out of the extended transition period, difficult because of the potential differences in financial accounting standards used.

We will remain an EGC until December 31, 2026 or such earlier date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt securities. We will cease to be eligible to qualify as an SRC beginning with the periodic report covering the first quarter of the fiscal year subsequent to our public float equaling or exceeding $250 million as of the last business day of our second fiscal quarter.

We may not realize all of the expected benefits of the Corporate Simplification.

We expect to realize certain benefits as a result of the Corporate Simplification, which was consummated over the two business days ending on October 31, 2025, including: retaining 100% of the future realized tax savings that, but for its termination, would have been payable to the other parties to the TRA; and realizing annual savings from reduced compliance and financial reporting costs associated with a single-class stock structure. However, these benefits are dependent on a number of factors, including applicable laws and the amount of our future taxable income. We may not ultimately realize all of the expected benefits of the Corporate Simplification on the anticipated timeline, or at all.

The issuance of new shares of Class A common stock, including upon the exercise of outstanding warrants, would increase the number of shares eligible for resale in the public market and dilute the ownership and voting power of our existing stockholders.

As of December 31, 2025, the following warrants to purchase Class A common stock were outstanding and exercisable: (i) warrants to purchase 325,989 shares at an exercise price of $230.00 per share; (ii) warrants to purchase 950,000 shares at an exercise price of $200.00 per share; (iii) warrants to purchase 950,000 shares at an exercise price of $300.00 per share; and (iv) public warrants to purchase 338,342 shares at an exercise price of $230.00 per share.

The issuance of new shares of Class A common stock (either on its own, such as the issuance in connection with the Corporate Simplification, or upon the exercise of these warrants) would increase the number of shares eligible for resale in the public market and dilute the ownership and voting power of our existing stockholders. Sales of substantial numbers of such shares, or the fact that such shares may be issued, could adversely affect the market price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management & Strategy

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

Because the techniques used to obtain unauthorized access, disable/degrade service, or sabotage systems change frequently, we have invested and continue to invest in the security and resiliency of our systems and networks to help protect our Information Systems and Data. For a discussion of cybersecurity-related risks that may materially affect us and how they may do so, see the “Risk Factors—Risks Related to Information Technology, Cybersecurity & Intellectual Property” section of this Report.

Cybersecurity Governance

Our Board is responsible for overseeing our overall enterprise risk management program, and each of its committees assists in this risk oversight role. Our Board has delegated the monitoring and oversight of risks relating to data privacy, technology, information security, and cybersecurity to its Audit Committee (our “Audit Committee”), which regularly reports to our Board regarding its activities, including those related to the management of these risks. Our Board also receives periodic briefings from management regarding our cybersecurity risk management program, including presentations on cybersecurity topics from our CTO, our information security team, and other third-party experts.

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

A cross-functional management team, including members of our information security, technical infrastructure, engineering, and legal departments, is responsible for identifying, assessing, and managing the risks from cybersecurity threats that are relevant to our business, as well as managing our response to any cybersecurity incident (and, depending on an incident’s potential nature and severity, reporting it to our Audit Committee and considering with management whether public disclosure is appropriate or required). This team has primary responsibility for our cybersecurity risk management program, including our cyber and data security incident response plan, supervises our internal personnel and third-party service providers, and communicates our cybersecurity risk management processes to management, our Board, and our Audit Committee. This team reports to our CTO, who has more than 16 years of experience in the technology sector, and possesses nearly 60 years of combined experience in cybersecurity matters, including threat assessment and detection, mitigation technologies, incident response, cyber forensics, and regulatory compliance. In addition to relevant educational and industry experience, members of this team, including the heads of our information security and technical infrastructure departments, hold relevant cyber and information security certifications, including from ISACA (Certified Information Security Manager and Certified Information Systems Auditor) and ISC2 (Certified Information Systems Security Professional). This team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including, as appropriate, the operation of our cyber and data security incident response plan, briefings from internal security personnel, threat intelligence, and other information obtained from governmental, public, or private sources, including our third-party service providers, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

As of December 31, 2025, we leased approximately 53,000 square feet of space in Chicago, Illinois for our headquarters under a lease agreement that runs through December 31, 2033 with a five-year renewal option, unless terminated sooner, as well as facilities in Coppell, Texas; Las Vegas, Nevada; Toronto, Ontario; and Tokyo, Japan.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock and warrants are listed on the Nasdaq Global Select Market under the trading symbols “SEAT” and “SEATW,” respectively.

Stockholders

As of February 28, 2026, there were 53 holders of record of our Class A common stock. However, the actual number of our stockholders is greater than this because it includes beneficial owners whose shares are held in “street name” by banks, brokers, and other nominees.

Dividends

We did not pay any cash dividends on our Class A common stock during the year ended December 31, 2025. We intend to retain future earnings for operations, development, expansion, and debt repayment, as well as potential acquisitions, strategic investments, and share repurchases. As a result, we have no current intention to pay cash dividends on our Class A common stock for the foreseeable future. Any future decision to do so will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions (including those under our credit facility and/or any future indebtedness we may incur), business prospects, and other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities

Other than as previously disclosed in a Current Report on Form 8-K, we did not sell any equity securities during the year ended December 31, 2025 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer & Affiliated Purchasers

The following table provides information related to repurchases of Class A common stock during the three months ended December 31, 2025 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2025	—	$—	—	$59,080
November 1-30, 2025	—	—	—	59,080
December 1-31, 2025	—	—	—	59,080
Total	—	$—	—	$59,080

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

Overview

We are an online ticket marketplace that utilizes our technology platform to connect fans of live events seamlessly with ticket sellers. We believe in the power of shared experiences to connect people with live events that deliver some of life’s most exciting moments, and our mission is to empower and enable fans to Experience It Live.

For ticket buyers, we represent a differentiated value proposition. In addition to our compelling and easy-to-use mobile app and website: our ‘Lowest Price Guarantee’ is designed to ensure that we provide the most competitively priced tickets among our competitors; our ‘100% Buyer Guarantee’ promotes safe and secure transactions; our Vivid Seats Rewards loyalty program allows enrolled buyers to earn reward credits to spend on future orders, and our in-app Game Center engages users with the opportunity to win free tickets or promotional discounts.

For ticket sellers, we offer a variety of products and services designed to help their businesses thrive. In particular, Skybox, our industry-leading ERP tool, allows ticket sellers to seamlessly manage their operations. Built on years of transactional and engagement data, Skybox includes tools for inventory management, pricing, and order fulfillment across ticket marketplaces.

To generate brand recognition and drive traffic to our platform, we cultivate mutually beneficial partnerships with media partners, sports leagues, sports teams, and event venues, as well as other product, service, distribution, and supply partners.

The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net income (loss), and adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Marketplace GOV*	$2,704,573	$3,892,645	$3,920,526
Revenues	570,776	775,586	712,879
Net income (loss)	(721,490)	14,302	113,141
Adjusted EBITDA*	$41,822	$151,419	$141,982

* See the “Key Business Metrics & Non-U.S. GAAP Financial Measure” section below for more information on Marketplace GOV and adjusted EBITDA, which is a financial measure not defined under U.S. GAAP.

Our Business Model

We operate our business in two segments: Marketplace and Resale.

Marketplace Segment

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners, for which we earn revenue from processing ticket sales for live events and facilitating the booking of hotel rooms and packages through our:

•
Owned Properties, which consist of: the Vivid Seats mobile app and website; Vegas.com, an online ticket marketplace for shows, attractions, tours, flights, and hotels in Las Vegas, which we acquired in 2023; and Wavedash, an online ticket marketplace headquartered in Tokyo, Japan, which we acquired in 2023.
•
Private Label Offering, which consists of numerous distribution partners.

Using our online platform, we facilitate buyer payments, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

The amount of Marketplace revenue earned in a given period is primarily represented by service and delivery fees charged to buyers. We also earn Marketplace revenue from referral fees charged to third-party providers of event insurance that we offer to buyers. Until it ceased operations on July 18, 2025, we also earned Marketplace revenue from Vivid Picks, a real-money daily fantasy sports mobile app, which represented the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives.

The main costs we incur in our Marketplace segment relate to developing and maintaining our platform, providing back-office support and customer service, facilitating payments and deposits, and shipping non-electronic tickets. We also incur substantial marketing costs, primarily related to online advertising.

The event tickets we sell through our Marketplace segment are diversified across and within three major event categories:

•
Concerts. Includes musical acts of all genres touring across venues of all sizes, as well as music festivals.
•
Sports. Includes the four major professional leagues (Major League Baseball, the National Basketball Association, the National Football League, and the National Hockey League), college sports, women’s sports leagues (including the Women’s National Basketball Association and the National Women’s Soccer League), and a variety of other sports such as soccer, racing, and minor league baseball.
•
Theater. Includes Broadway and off-Broadway plays and musicals, stage shows, comedy acts, speaker series, and other family entertainment events.

A diversified mix across and within these event categories broadens our opportunities, limits our exposure to any particular category, and reduces seasonal variation in order volumes.

Resale Segment

In our Resale segment, we primarily acquire tickets to resell on secondary ticketing marketplaces, including our own. Our Resale segment also provides internal research and development support for Skybox and supplements our ongoing efforts to deliver industry-leading seller software and tools.

Key Business Metrics & Non-U.S. GAAP Financial Measure

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as management.

The following table summarizes our key business metrics and non-U.S. GAAP financial measure for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Marketplace GOV(1)	$2,704,573	$3,892,645	$3,920,526
Marketplace orders(2)	8,336	11,556	10,898
Resale orders(3)	428	431	380
Adjusted EBITDA(4)	$41,822	$151,419	$141,982
(1)
Marketplace GOV represents the total transactional amount of Marketplace orders processed on our online platform during a period, inclusive of fees, exclusive of taxes, and net of event cancellations. During the years ended December 31, 2025, 2024, and 2023, event cancellations negatively impacted Marketplace GOV by $60.7 million, $95.9 million, and $43.6 million, respectively.
(2)
Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. During the years ended December 31, 2025, 2024, and 2023, our Marketplace segment experienced 163,919, 222,472, and 99,078 event cancellations, respectively.
(3)
Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. During the years ended December 31, 2025, 2024, and 2023, our Resale segment experienced 4,702, 5,286, and 2,910 event cancellations, respectively.

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

Marketplace GOV can be impacted by seasonality. Historically, we have experienced slightly increased activity in the fourth quarter when all major sports leagues are in season, concert on-sales begin for the following year, and theater event orders increase during the holiday season. However, these fluctuations have recently become less predictable. Quarterly fluctuations in Marketplace GOV can result from, among other things:

•
Event supply;
•
The popularity of and demand for certain artists, sports teams, tours, and events;
•
The mix of concert venue types between stadiums, arenas, and amphitheaters;
•
The length and team composition of sports playoff series and championship games; and
•
Event cancellations.

Marketplace GOV decreased by $1,188.1 million, or 31%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from a decrease in Marketplace orders.

Marketplace Orders

Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. A Marketplace order can include one or more tickets, hotel rooms, or parking passes. Marketplace orders allow us to monitor transaction volume and better identify trends within our Marketplace segment.

Marketplace orders decreased by 3.2 million, or 28%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from lower activity in our Marketplace segment.

Resale Orders

Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. A Resale order can include one or more tickets or parking passes. Resale orders allow us to monitor transaction volume and better identify trends within our Resale segment.

Resale orders decreased by less than 0.1 million, or 1%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from lower activity in our Resale segment.

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

We believe adjusted EBITDA is useful for understanding, evaluating, and highlighting trends in our operating results and for making period-to-period comparisons of our business performance because it excludes the impact of items that are outside of our control and/or not reflective of ongoing performance related directly to the operation of our business.

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with U.S. GAAP and specifically excludes certain recurring costs such as income tax expense (benefit), interest expense – net, depreciation and amortization, sales tax liabilities, transaction costs, equity-based compensation, litigation, settlements, and related costs, change in fair value of the Intermediate Warrants (as defined herein), loss on asset disposals, change in fair value of derivative asset, foreign currency loss (gain) – net, adjustment of liabilities under the TRA, loss on extinguishment of debt, impairment charges, severance compensation, and change in fair value of contingent consideration. In addition, other companies may calculate adjusted EBITDA differently than we do, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the U.S. GAAP amounts that are excluded from our presentation of adjusted EBITDA.

The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure, for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(721,490)	$14,302	$113,141
Adjustments to reconcile net income (loss) to adjusted EBITDA:
Income tax expense (benefit)	69,385	8,417	(42,199)
Interest expense – net	23,741	23,172	13,505
Depreciation and amortization	49,392	44,238	17,178
Sales tax liability(1)	(842)	5,760	3,172
Transaction costs(2)	10,752	9,528	12,779
Equity-based compensation(3)	36,734	50,429	27,614
Litigation, settlements, and related costs(4)	944	650	215
Change in fair value of Intermediate Warrants(5)	(5,924)	(4,044)	(971)
Loss on asset disposals(6)	555	277	685
Change in fair value of derivative asset(7)	2,201	800	(536)
Foreign currency loss (gain) – net(8)	(126)	4,056	(2,177)
Adjustment of liabilities under TRA(9)	(150,719)	(6,166)	574
Loss on extinguishment of debt(10)	801	—	—
Impairment charges(11)	723,023	—	—
Severance compensation(12)	3,395	—	—
Change in fair value of contingent consideration(13)	—	—	(998)
Adjusted EBITDA	$41,822	$151,419	$141,982
(1)
During the years ended December 31, 2025, 2024, and 2023, we accrued for additional uncollected indirect tax liabilities in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer. We also received abatements and recognized other reductions to the balance of the liability related to uncollected indirect taxes (including sales taxes).
(2)
Consists of (i) legal, accounting, tax, and other professional fees, (ii) personnel costs related to retention bonuses, (iii) integration costs, and (iv) other transaction-related expenses, none of which are considered indicative of our core operating performance. Costs in the year ended December 31, 2025 primarily related to the February 2025 refinancing of the 2024 First Lien Loan (as defined herein), repurchases of Class A common stock, the Reverse Stock Split (as defined herein), the Corporate Simplification, and various strategic transactions and investments. Costs in the year ended December 31, 2024 primarily related to the June 2024 refinancing of the 2022 First Lien Loan (as defined herein), repurchases of Class A common stock, and various strategic transactions and investments. Costs in the year ended December 31, 2023 primarily related to our acquisitions of Vegas.com and Wavedash and Hoya Topco’s public offerings of Class A common stock, as well as various strategic transactions and investments.
(3)
Costs in the year ended December 31, 2025 primarily related to equity granted by us pursuant to the Incentive Award Plan, which is not considered indicative of our core operating performance. Costs in the years ended December 31, 2024 and 2023 primarily related to equity granted by us pursuant to the Incentive Award Plan, as well as profits interests issued by Hoya Topco prior to the Merger Transaction, neither of which are considered indicative of our core operating performance.
(4)
Relates to external legal costs, settlement costs, and insurance recoveries, none of which are considered indicative of our core operating performance.
(5)
Relates to the revaluation of warrants issued in connection with the Merger Transaction (the “Intermediate Warrants”) that entitled Hoya Topco to purchase common units of Hoya Intermediate (“Intermediate Units”), which revaluations are not considered indicative of our core operating performance (the Intermediate Warrants were amended in October 2025 as described in the “Recent Developments–Corporate Simplification” section of this Report).
(6)
Relates to disposals of fixed assets, which are not considered indicative of our core operating performance.
(7)
Relates to the revaluation of derivatives recorded at fair value, which revaluations are not considered indicative of our core operating performance.
(8)
Relates to net losses (gains) resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies, which are not considered indicative of our core operating performance.
(9)
Relates to the remeasurement and settlement of the TRA liability, which are not considered indicative of our core operating performance.
(10)
Relates to losses incurred in connection with the extinguishment of the 2024 First Lien Loan, which are not considered indicative of our core operating performance.
(11)
Relates to non-cash impairment charges related to our goodwill and certain indefinite-lived intangible assets triggered by the effects of recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors.
(12)
Relates to severance-related payments made to terminated employees as a result of a reduction in employee headcount and the departure of certain members of our leadership team, which are not considered indicative of our core operating performance.
(13)
Relates to the revaluation of cash earnouts included in the total consideration for our acquisition of Vivid Picks, which revaluations are not considered indicative of our core operating performance.

Key Factors Affecting Our Performance

Our operational and financial results have been, and will continue to be, affected by a number of factors that present significant opportunities, as well as risks and challenges, including those discussed below and elsewhere in this Report, particularly in the “Risk Factors” section. The key factors discussed below impacted our 2025 results and/or are anticipated to impact our 2026 results.

Acquisition and Retention of Ticket Buyers, Sellers & Partners

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

We seek to retain ticket buyers by cultivating brand awareness and affinity for our differentiated product offering. We provide an optimal customer experience, additional avenues for engagement, and outreach through customized emails, our in-app Game Center, and, most importantly, our Vivid Seats Rewards loyalty program.

Likewise, we must preserve our longstanding relationships with ticket sellers and partners to maintain extensive ticket listing options at competitive prices. We recognize the importance of ticket seller and partner relationships in the ticketing ecosystem and offer products and services designed to support their needs.

Macroenvironment Environment & Demand for Live Events

Consumer demand for live events is affected by discretionary consumer and corporate spending, which is impacted by, among other things, macroeconomic factors (e.g., unemployment levels, fuel prices, interest rates, and inflation) and changes to tax rates and tax laws. Changes to trade policy can also indirectly affect demand for live events. Recently enacted and proposed tariffs and trade policies of the United States and other countries have introduced uncertainty in the global economy. During periods of such uncertainty, or of actual or perceived unfavorable economic conditions, consumers have reallocated their discretionary spending or determined they have fewer funds available for discretionary spending. When this has occurred, it has decreased demand for and attendance at live events, as well as reduced ticket sales, which adversely affects our revenue and operating results. In addition, any decrease in tourism to the United States as a result of perceptions of U.S. policies could disproportionately affect our business, as many tourists are consumers of live events and substantially all of our sales occur in the United States.

Ticketing Industry Competition

We face significant competition from other primary and secondary ticketing service providers for the acquisition and retention of ticket buyers, sellers, and partners. Our main competitive factors include: the availability and variety of ticket offerings; pricing, including in the primary ticket market; acquiring customer traffic, including by way of internet search engines, which impacts customer acquisition and marketing costs; brand recognition and loyalty; and technology, including the development of new product offerings and enhancements. To combat such competitive dynamics, we continue to refine our customer acquisition and retention strategies and to innovate our product offerings to provide customers with a differentiated value proposition. We also compete with other professional ticket resellers in our Resale segment, as well as with providers of other avenues for entertainment, including restaurants, movies, and television, for the discretionary spending of consumers.

Supply of Live Events

The supply of live events has a significant effect on our revenue and operating income. Many of the factors that affect the number, location, venue type, timing, and popularity of the live events schedule are outside of our control.

Attracting & Retaining Talent

Our success depends on our ability to continue to identify, attract, hire, integrate, develop, motivate, and retain highly skilled personnel for all areas of our organization. Offering employees an engaging and positive work environment, in addition to competitive compensation arrangements and benefits packages, contributes to both their and our success. We are committed to fostering an environment that is inclusive and welcoming to diversity in backgrounds, experiences, and thoughts as a means toward achieving employee engagement, empowerment, innovation, and good decision-making.

Seasonality

Our operational and financial results can be impacted by seasonality. Historically, we have experienced slightly increased activity in the fourth quarter when all major sports leagues are in season, concert on-sales begin for the following year, and theater event orders increase during the holiday season. However, these fluctuations have recently become less predictable. In addition, our financial results and growth rates can vary from period to period depending on, among other things:

•
The number, location, venue type, and timing of certain live events;
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

Recent Developments

Reverse Stock Split

On August 5, 2025, we effected a 1-for-20 reverse stock split of our common stock, pursuant to which every 20 shares of Class A and Class B common stock were combined into one share of Class A and Class B common stock, respectively (the “Reverse Stock Split”). All share and per share amounts included in this Report have been adjusted to reflect the Reverse Stock Split.

The Reverse Stock Split affected all stockholders uniformly and did not affect any such holder’s percentage ownership interest in our company or proportionate voting power. However, if the Reverse Stock Split would have resulted in a stockholder holding fractional shares because the number of shares they held before the Reverse Stock Split was not evenly divisible by the split ratio, we instead repurchased such fractional shares for cash and retired them from circulation, resulting in a less than $0.1 million cash outlay. The repurchase and retirement of such fractional shares is recorded as a separate component of both Class A common stock (for the number of shares that were repurchased and retired) and Additional paid-in capital (for the amount of the cash payment) in the Consolidated Statements of Equity (Deficit). The Reverse Stock Split did not affect the number of authorized shares or the par value of our common stock.

Corporate Simplification

On October 19, 2025, we entered into a Corporate Simplification Agreement (the “CSA”) with Hoya Intermediate and the TRA Parties named therein (including Hoya Topco). Pursuant to the CSA and the ancillary agreements described therein, a series of transactions was consummated over the two business days ending on October 31, 2025 that, among other things, simplified our corporate structure (such transactions, collectively, the “Corporate Simplification”). In connection with the Corporate Simplification, among other things: (i) three Blocker Corporations (as defined in the CSA) merged with and into three of our wholly owned subsidiaries, respectively, such that the Blocker Corporations became our wholly owned subsidiaries; (ii) all outstanding shares of Class B common stock (and corresponding Intermediate Units) were exchanged for an equal number of shares of Class A common stock, following which we cancelled all outstanding shares, and instruments representing the right to purchase shares, of Class B common stock; (iii) the warrant agreements relating to the Intermediate Warrants were amended to, in lieu of providing for the right to purchase Intermediate Units and allowing for cash redemption at the discretion of the holder, instead provide for the right to purchase equal numbers of shares of Class A common stock at equal exercise prices and not allow for cash redemption; (iv) all rights and obligations under the TRA and Hoya Intermediate’s Limited Liability Company Agreement were terminated (in each case other than certain terms thereof that expressly survived); and (v) we issued an aggregate of 403,022 shares of Class A common stock to the TRA Parties.

Current Environment & Cost Reduction Program

While we continue to view live events as an attractive long-term opportunity supported by durable supply and demand tailwinds, recent industry trends have been challenging and our Marketplace order volumes were under pressure during the year ended December 31, 2025. We attribute this to a combination of economic uncertainty affecting discretionary consumer spending and competitive intensity in performance marketing channels. In response to this evolving industry landscape, during the year ended December 31, 2025 we implemented a cost reduction program designed to right-size our business for the current environment and drive enhanced long-term efficiency.

Income Taxes

The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar Two”). While certain aspects of Pillar Two were effective as of January 1, 2024, other aspects of Pillar Two were not effective until January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate (i.e., Canada and Japan) have either already introduced Pillar Two or are in the process of introducing legislation to implement Pillar Two. As of December 31, 2025, we have not met the worldwide consolidated revenue threshold for Pillar Two to yet be applicable to us. While there were no material impacts to our consolidated financial statements for the years ended December 31, 2025, 2024, and 2023 as a result of this legislation, we will continue to assess Pillar Two going forward.

Results of Operations

A discussion of the year ended December 31, 2023 and a comparison of the years ended December 31, 2024 and 2023 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025, which section is incorporated by reference herein.

Comparison of the Years Ended December 31, 2025 and 2024

The following table presents our results of operations for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Revenues	$570,776	$775,586	$(204,810)	(26)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	173,438	201,854	(28,416)	(14)%
Marketing and selling	230,562	285,146	(54,584)	(19)%
General and administrative	173,880	202,123	(28,243)	(14)%
Depreciation and amortization	49,392	44,238	5,154	12%
Impairment charges	723,023	—	723,023	100%
Total costs and expenses	1,350,295	733,361	616,934	84%
Income (loss) from operations	(779,519)	42,225	(821,744)	(1,946)%
Interest expense – net	23,741	23,172	569	2%
Other income – net	(151,956)	(3,666)	(148,290)	(4,045)%
Loss on extinguishment of debt	801	—	801	100%
Income (loss) before income taxes	(652,105)	22,719	(674,824)	(2,970)%
Income tax expense	69,385	8,417	60,968	724%
Net income (loss)	(721,490)	14,302	(735,792)	(5,145)%
Net income (loss) attributable to redeemable noncontrolling interests	(292,189)	4,877	(297,066)	(6,091)%
Net income (loss) attributable to Class A common stockholders	$(429,301)	$9,425	$(438,726)	(4,655)%

Revenues

Total Revenues

The following table presents total revenues by segment for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Marketplace revenues	$450,509	$647,891	$(197,382)	(30)%
Resale revenues	120,267	127,695	(7,428)	(6)%
Total revenues	$570,776	$775,586	$(204,810)	(26)%

Total revenues decreased by $204.8 million, or 26%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from a decrease in Marketplace revenues.

Marketplace Revenues

The following table presents Marketplace revenues by event category for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Concert revenues	$186,139	$283,192	$(97,053)	(34)%
Sport revenues	142,564	202,220	(59,656)	(30)%
Theater revenues	102,108	137,715	(35,607)	(26)%
Other revenues	19,698	24,764	(5,066)	(20)%
Marketplace revenues	$450,509	$647,891	$(197,382)	(30)%

Marketplace revenues decreased by $197.4 million, or 30%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from, and was relatively consistent with, the 28% decrease in Marketplace orders during the same period.

Marketplace cancellation charges, which generally have a negative impact on Marketplace revenues, represented a reduction to Marketplace revenues of $15.2 million and $29.8 million during the years ended December 31, 2025 and 2024, respectively. The decrease resulted primarily from lower payment-related chargeback activity primarily due to a decrease in Marketplace orders and fewer event cancellations, partly offset by lower Marketplace revenues recognized from customer credit breakage.

The following table presents Marketplace revenues by business model for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Owned Properties revenues	$393,521	$533,086	$(139,565)	(26)%
Private Label Offering revenues	56,988	114,805	(57,817)	(50)%
Marketplace revenues	$450,509	$647,891	$(197,382)	(30)%

The decrease in both Owned Properties and Private Label Offering revenues during the year ended December 31, 2025 compared to the year ended December 31, 2024 resulted primarily from a decrease in Marketplace orders, as well as the loss of a significant Private Label Offering distribution partner.

We also earn Marketplace revenues in the form of referral fees charged to third-party insurance providers in exchange for offering event insurance to ticket buyers. Marketplace revenues earned from referral fees were $17.7 million and $26.6 million during the years ended December 31, 2025 and 2024, respectively. The decrease resulted primarily from a decrease in Marketplace orders.

Resale Revenues

Resale revenues decreased by $7.4 million, or 6%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from lower average revenue per Resale order, while Resale orders remained nearly the same.

Resale cancellation charges, which generally have a negative impact on Resale revenues, represented a reduction to Resale revenues of $1.9 million and $1.7 million during the years ended December 31, 2025 and 2024, respectively. The increase resulted primarily from an increase in average revenue per event cancellation, despite a lower number of event cancellations, in our Resale segment.

Cost of Revenues

Total Cost of Revenues

The following table presents total cost of revenues by segment for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Marketplace cost of revenues	$72,084	$99,460	$(27,376)	(28)%
Resale cost of revenues	101,354	102,394	(1,040)	(1)%
Total cost of revenues	$173,438	$201,854	$(28,416)	(14)%

Total cost of revenues decreased by $28.4 million, or 14%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from a decrease in Marketplace cost of revenues.

Marketplace Cost of Revenues

Marketplace cost of revenues decreased by $27.4 million, or 28%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease, which was primarily due to a decrease in Marketplace orders, was relatively consistent with the 31% decrease in Marketplace GOV during the same period.

Resale Cost of Revenues

Resale cost of revenues decreased by $1.0 million, or 1%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was not consistent with the 6% decrease in Resale revenues during the same period, primarily due to lower margins for certain Resale event categories.

Marketing and Selling

Total Marketing and Selling

The following table presents total marketing and selling expenses, which relate entirely to our Marketplace segment, by advertising category for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Online advertising	$208,507	$261,187	$(52,680)	(20)%
Offline advertising	22,055	23,959	(1,904)	(8)%
Total marketing and selling	$230,562	$285,146	$(54,584)	(19)%

Total marketing and selling expenses decreased by $54.6 million, or 19%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was not consistent with the 30% decrease in Marketplace revenues during the same period, primarily due to higher investment intensity in digital performance marketing channels.

Online Advertising

Online advertising costs decreased by $52.7 million, or 20%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. Since online marketing spend is largely performance-based and fluctuates with order volume, the decrease was driven mainly by a decrease in Marketplace orders, partly offset by greater investment in digital performance marketing channels.

Offline Advertising

Offline advertising costs decreased by $1.9 million, or 8%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from lower spending in traditional brand marketing channels.

Contribution Margin

Total Contribution Margin

The following table presents total contribution margin by segment for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Marketplace contribution margin	$147,863	$263,285	$(115,422)	(44)%
Resale contribution margin	18,913	25,301	(6,388)	(25)%
Total contribution margin	$166,776	$288,586	$(121,810)	(42)%

Total contribution margin decreased by $121.8 million, or 42%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from a decrease in Marketplace contribution margin.

Marketplace Contribution Margin

Marketplace contribution margin decreased by $115.4 million, or 44%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from a decrease in Marketplace orders and higher investment intensity in digital performance marketing channels.

Resale Contribution Margin

Resale contribution margin decreased by $6.4 million, or 25%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from lower margins for certain Resale event categories.

General and Administrative

Total General and Administrative

The following table presents total general and administrative expenses by category for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Personnel expenses	$121,030	$142,192	$(21,162)	(15)%
Non-income tax expense	512	7,443	(6,931)	(93)%
Other general and administrative	52,338	52,488	(150)	(0)%
Total general and administrative	$173,880	$202,123	$(28,243)	(14)%

Total general and administrative expenses decreased by $28.2 million, or 14%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from a decrease in personnel expenses due to lower equity-based compensation expenses as well as a reduction in employee headcount as part of our strategic cost reduction program, for which we incurred general and administrative expenses of $3.4 million related to severance compensation during the year ended December 31, 2025.

Personnel Expenses

Personnel expenses decreased by $21.2 million, or 15%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from a decrease in equity-based compensation expenses and other personnel cost savings associated with the reduction in employee headcount under our strategic cost reduction program, for which we incurred personnel expenses of $3.4 million related to severance compensation during the year ended December 31, 2025. The year ended December 31, 2024 also included equity-based compensation related to the redemption, repurchase, and cancellation by Hoya Topco of all of its outstanding profits interests and phantom units held by our employees on June 10, 2024.

Non-Income Tax Expense

Non-income tax expense decreased by $6.9 million, or 93%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease resulted primarily from receiving higher abatements and recognizing other reductions to the balance of the liability related to uncollected indirect taxes (including sales taxes).

Other General and Administrative

Other general and administrative expenses decreased by $0.2 million, or 0%, during the year ended December 31, 2025 compared to the year ended December 31, 2024, representing an insignificant change.

Depreciation and Amortization

Depreciation and amortization expenses increased by $5.2 million, or 12%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase resulted primarily from an increase in amortization related to capitalized development activities for our online platform.

Impairment Charges

Impairment charges were $723.0 million during the year ended December 31, 2025 compared to zero during the year ended December 31, 2024. The impairment charges resulted entirely from the effects of recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors, during the year ended December 31, 2025 that resulted in a reduction of the fair values of our goodwill and certain indefinite-lived intangible assets.

Interest Expense – Net

Interest expense – net increased by $0.6 million, or 2%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase resulted primarily from lower interest income earned on our cash balances.

Other Income – Net

Other income – net increased by $148.3 million, or 4,045%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase resulted primarily from income related to the remeasurement and settlement of the TRA liability, net gains resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies, and higher unrealized gains related to the fair value remeasurement of the Intermediate Warrants.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.8 million during the year ended December 31, 2025 compared to zero during the year ended December 31, 2024. Loss on extinguishment of debt resulted entirely from the February 2025 refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan (each as defined herein).

Income Tax Expense

Income tax expense increased by $61.0 million, or 724%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase resulted primarily from an increase to the valuation allowance during the year ended December 31, 2025.

Liquidity & Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of December 31, 2025, we had $102.7 million of cash and cash equivalents, which consists of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. During the year ended December 31, 2025, we generated negative cash flows from operating activities, primarily due to lower Marketplace and Resale orders causing a contraction in Accounts payable and Accrued expenses and other current liabilities at the end of the period.

Loan Agreements

2022 First Lien Loan & Revolving Facility

In 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “Revolving Facility”). As of December 31, 2025, availability under the Revolving Facility was reduced by $5.0 million due to outstanding letters of credit.

2024 First Lien Loan

On June 14, 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan (the “2024 First Lien Loan”). The 2024 First Lien Loan carried an interest rate equal to the secured overnight financing rate (“SOFR”) (subject to a 0.5% floor) plus a margin of 3.00%.

2025 First Lien Loan

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The 2025 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The 2025 First Lien Loan requires quarterly principal payments of $1.0 million. The Revolving Facility, which was unaffected by the 2022, June 2024, and February 2025 refinancings, does not require periodic payments. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and, subject to certain exceptions provided for therein, substantially all of Hoya Intermediate’s direct and indirect wholly owned domestic subsidiaries (collectively, the “Guarantors”). All obligations under the 2025 First Lien are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets.

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

Outstanding Debt

As of December 31, 2025, we had the 2025 First Lien Loan outstanding and we had no outstanding borrowings under the Revolving Facility.

Share Repurchase Program

On February 29, 2024, our Board authorized the Share Repurchase Program for up to $100.0 million of Class A common stock. The Share Repurchase Program was publicly announced on March 5, 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares.

During the years ended December 31, 2025 and 2024, we repurchased 0.4 million and 0.2 million shares of Class A common stock, respectively, under the Share Repurchase Program, for which we paid $18.1 million and $22.8 million, respectively, and incurred commissions and excise taxes of $0.3 million and $0.1 million, respectively. As of December 31, 2025, we recognized a liability of $0.1 million for unpaid excise taxes related to repurchases of Class A common stock.

Cumulatively as of December 31, 2025, we have repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we have paid $40.9 million and incurred commissions and excise taxes of $0.4 million. As of December 31, 2025, $59.1 million remained available for future repurchases under the Share Repurchase Program.

Tax Distributions to Redeemable Noncontrolling Interests

Pursuant to its Limited Liability Company Agreement, Hoya Intermediate is required to make pro rata tax distributions to its members, of which $1.9 million was distributed to redeemable noncontrolling interests during the year ended December 31, 2025. As previously mentioned, all outstanding shares of Class B common stock (and corresponding Intermediate Units) were exchanged for an equal number of shares of Class A common stock in connection with the Corporate Simplification, following which we cancelled all outstanding shares, and instruments representing the right to purchase shares, of Class B common stock. Thus, there will be no tax distributions to redeemable noncontrolling interest holders going forward.

TRA

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate unitholders that provided for our payment to such unitholders of 85% of the amount of any tax savings that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to: (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units; (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate or its subsidiaries; and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

As of June 30, 2025, we determined that it was no longer probable that we will generate sufficient future taxable income to support a significant amount of the balance of the TRA liability previously recorded. After evaluating all available positive and negative evidence, we determined that significant negative objective and verifiable evidence (including cumulative losses generated by our domestic operations) existed to change our conclusion regarding the future realization of our deferred tax assets, which therefore significantly impacts the amount of future TRA payments that are probable to be made. As a result, the TRA liability was reduced by $149.2 million.

In connection with the Corporate Simplification, all rights and obligations under the TRA were terminated (other than certain terms thereof that expressly survived), including $5.8 million of cash payments that would have otherwise been due in the first quarter of 2026, in exchange for the issuance of 403,022 shares of Class A common stock. As a result of the Corporate Simplification, we will no longer have a TRA liability. The termination of the TRA liability resulted in the recognition of a $0.9 million gain. See the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–Corporate Simplification“ section of this Report for more information.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(91,599)	$53,922
Net cash used in investing activities	(20,174)	(26,742)
Net cash provided by (used in) financing activities	(29,369)	86,079

Net Cash Provided by (Used In) Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was $91.6 million, which was primarily related to a net loss of $721.5 million, net non-cash charges of $735.8 million, and net cash outflows from a $105.9 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a decrease in Accounts payable resulting from a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV and a decrease in Accrued expenses and other current liabilities (specifically accrued marketing expense) as a result of lower Marketplace GOV, as well as the timing of disbursements.

Net cash provided by operating activities during the year ended December 31, 2024 was $53.9 million, which was primarily related to net income of $14.3 million, net non-cash charges of $92.6 million, and net cash outflows from a $53.0 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a decrease in Accounts payable resulting from a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV and a decrease in Accrued expenses and other current liabilities (specifically accrued marketing expense) as a result of lower Marketplace GOV, as well as the timing of disbursements.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was $20.2 million, which was primarily related to capital spending on development activities for our online platform.

Net cash used in investing activities during the year ended December 31, 2024 was $26.7 million, which was primarily related to capital spending on development activities for our online platform and capital expenditures for our office locations in Chicago and Las Vegas.

Net Cash Provided by (Used In) Financing Activities

Net cash used in financing activities during the year ended December 31, 2025 was $29.4 million, which was primarily related to repurchases of Class A common stock under the Share Repurchase Program and the payment of liabilities under the TRA.

Net cash provided by financing activities during the year ended December 31, 2024 was $86.1 million, which was primarily related to the June 2024 refinancing of the 2022 First Lien Loan with the 2024 First Lien Loan.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Critical Accounting Policies & Estimates

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

Revenue Recognition

Revenue from our Marketplace segment primarily consists of service and delivery fees from ticketing operations, reduced by incentives provided to ticket buyers, as well as service and delivery fees from travel reservations and other marketplace transactions we facilitate. We also recognize revenue for referral fees charged to third-party insurance providers in exchange for offering event insurance to ticket buyers.

We recognize revenue from live event tickets when the ticket seller confirms an order with the ticket buyer, at which point control of the ticket is transferred because the seller is then obligated to deliver the tickets to the buyer in accordance with the original marketplace listing. We recognize revenue from hotel reservations and tours at the time of check-in as the buyer does not have control of the asset prior to that point. Revenue from Marketplace transactions is recognized on a net basis because we act as an agent for these transactions.

We estimate and reserve for future cancellation charges based on historical trends, with the corresponding charge reducing revenue. This reserve, known as accrued future customer compensation, is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets, with a corresponding asset for expected recoveries from ticket sellers and distribution partners recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

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

When an event is cancelled, ticket buyers may receive either a cash refund or credit for future purchases in our marketplace. Credits issued to buyers for cancellations are classified as accrued customer compensation and recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. When a credit is redeemed, revenue is recognized for the newly placed order. Breakage income from customer credits that are not expected to be used, and are not subject to escheatment, is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. We estimate breakage based on historical usage trends for credits issued by us and available data on comparable programs. To the extent that actual usage differs materially from expected usage, that trends in usage rates differ materially from those used to establish our breakage estimate, or that the volume of credits subject to escheatment changes, revenue may be materially impacted. Our recorded breakage estimates exclude credits subject to escheatment and are further constrained by our limited history of customer credits and exposure to events outside of our control.

We also offer customers the opportunity to participate in our Vivid Seats Rewards loyalty program, through our Marketplace segment, which allows them to earn and redeem credits on Vivid Seats transactions. We defer revenue associated with these credits, which is recorded in Deferred revenue in the Consolidated Balance Sheets. The deferred amount is based on expected future usage, including the frequency with which buyers reach the threshold for reward credit conversions and the rate of credit redemptions, and is recognized as revenue when the credits are redeemed. To the extent that actual usage differs materially from expected usage, or that recent trends require a change in the estimated usage rate of unexpired credits, revenue may be materially impacted by the change.

Revenue from our Resale business primarily consists of sales of tickets to customers through online secondary ticket marketplaces (including our own). We recognize Resale revenue when an order is confirmed. We recognize Resale revenue on a gross basis because we act as a principal in these transactions.

Equity-Based Compensation

We account for restricted stock units (“RSUs”), stock options, and profits interests at their grant date fair value. We award RSUs to certain employees, directors, and consultants. We also award stock options to certain employees and consultants. The equity incentive awards are subject to the recipient’s continued service through the applicable vesting date. The grant date fair value of stock options is estimated using an option pricing model, which requires us to make assumptions and judgments about the variables used in the calculation related to the expected term, volatility, dividend yield, and risk-free interest rate. We estimate the fair value of profits interests using the Black-Scholes model, which includes assumptions related to the expected term, volatility, dividend yield, and risk-free interest rate. We account for forfeitures of outstanding, but unvested grants in the period they occur. Expense related to grants of equity incentive awards is recognized as equity-based compensation and recorded in General and administrative expenses in the Consolidated Statements of Operations.

Recoverability of Goodwill, Indefinite-Lived Intangible Assets & Long-Lived Assets

Goodwill – Net

We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our goodwill and indefinite-lived intangible assets are held in our Marketplace segment.

Goodwill is not subject to amortization and is reviewed for impairment annually, or more frequently if events or changes in circumstances indicate an impairment may have occurred. We assess goodwill for impairment at the reporting unit level. Since our goodwill relates entirely to our Marketplace segment, there is only one reporting unit (the “Marketplace Reporting Unit”) that is relevant for the purpose of performing impairment assessments. Goodwill is considered impaired if the carrying value of the Marketplace Reporting Unit exceeds its estimated fair value, with a non-cash impairment charge recognized for the difference.

When reviewing goodwill for impairment, we begin by performing a qualitative assessment, which includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance, and other events, including changes in our management. If we determine that it is more likely than not that the estimated fair value of the Marketplace Reporting Unit is less than its carrying value, we then perform a quantitative assessment. Depending upon the results of that assessment, the recorded goodwill may be written down, and a non-cash impairment charge is recognized when the carrying value of the Marketplace Reporting Unit exceeds its estimated fair value.

At June 30, 2025, we performed a qualitative impairment assessment to determine if it was more likely than not that the fair value of the Marketplace Reporting Unit was less than its carrying value by evaluating relevant events and circumstances. After considering declines in our financial performance during the six months ended June 30, 2025, reductions in our financial outlook to reflect those declines, and changes in our Class A common stock price, among other factors, we concluded that it was no longer more likely than not that the fair value of the Marketplace Reporting Unit exceeded its carrying value as of June 30, 2025. As a result, we concluded that a triggering event had occurred and we performed a quantitative impairment test.

As part of our annual impairment testing, we again performed a qualitative assessment of our goodwill at October 31, 2025 to determine if it was more likely than not that the fair value of the Marketplace Reporting Unit was less than its carrying value by evaluating relevant events and circumstances. Our financial outlook as of October 31, 2025, which reflected financial performance through October 31, 2025, was meaningfully lower than our financial outlook as of June 30, 2025, reflecting challenging industry trends extending into the fourth quarter of 2025 and declines in Private Label Offering order volume. After considering the reduced financial outlook and changes in our Class A common stock price, among other factors, we concluded that it was no longer more likely than not that the fair value of the Marketplace Reporting Unit exceeded its carrying value as of October 31, 2025. As a result, we performed a quantitative impairment test.

The fair value of goodwill in the quantitative impairment tests performed as of June 30, 2025 and October 31, 2025 was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis were (i) long-term projections of our financial performance and (ii) the weighted average cost of capital of market participants, adjusted for the risk attributable to our business and industry. The principal assumption used in the market approach was an estimate of a market-based multiple to determine estimated fair value.

The fair value estimates used in our interim and annual quantitative impairment tests were based on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic and competitive environment. There can be no assurance that the estimates and assumptions used at the time of our interim and annual assessments will not change over time. If fiscal year 2026 profitability trends decline below what is expected, it is possible that a future interim or annual assessment could result in an additional impairment of our goodwill.

Based on our impairment analysis, we determined that the estimated fair value of the Marketplace Reporting Unit was lower than its carrying value as of both June 30, 2025 and October 31, 2025, indicating that the goodwill had been impaired. Consequently, we recognized a non-cash impairment expense of $660.7 million related to our goodwill during the year ended December 31, 2025, $297.4 million of which was recognized as of June 30, 2025 and $363.3 million of which was recognized as of October 31, 2025. Impairment charges related to our goodwill are recorded in Impairment charges in the Consolidated Statements of Operations.

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

As part of our annual impairment testing, we again performed a qualitative assessment of our indefinite-lived intangible assets at October 31, 2025 to determine if it was more likely than not that the fair value of certain indefinite-lived trademarks was less than their carrying value by evaluating relevant events and circumstances. After considering recent declines in our financial performance and near-term outlook, among other factors, we concluded that it was no longer more likely than not that the fair value of certain indefinite-lived trademarks exceeded their carrying value as of October 31, 2025. As a result, we performed a quantitative impairment test.

The fair value of certain indefinite-lived trademarks in the quantitative impairment tests performed as of June 30, 2025 and October 31, 2025 was determined using the relief-from-royalty method, a detailed valuation methodology that involves the application of reasonable royalty rates to a net sales stream using the discounted cash flow method.

Based on our impairment analysis, we determined that the estimated fair value of certain indefinite-lived trademarks was lower than their carrying value as of both June 30, 2025 and October 31, 2025, indicating that certain indefinite-lived trademarks had been impaired. Consequently, we recognized a non-cash impairment expense of $62.3 million related to certain indefinite-lived trademarks during the year ended December 31, 2025, $23.0 million of which was recognized as of June 30, 2025 and $39.3 million of which was recognized as of October 31, 2025. Impairment charges related to our indefinite-lived intangible assets are recorded in Impairment charges in the Consolidated Statements of Operations.

The fair value estimates used in our interim and annual quantitative impairment tests were based on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic and competitive environment. There can be no assurance that the estimates and assumptions used at the time of our interim and annual assessments will not change over time. If fiscal year 2026 profitability trends decline below what is expected, it is possible that a future interim or annual assessment could result in an additional impairment of our indefinite-lived intangible assets.

Each reporting period, we perform an evaluation of the remaining useful life of our indefinite-lived intangible assets to determine whether events and circumstances continue to support an indefinite life. As a result of this evaluation, we consider the determination of our trademarks as indefinite-lived to be appropriate for the year ended December 31, 2025.

Long-Lived Assets – Net

Our definite-lived intangible assets consist of the following:

•
Supplier relationships;
•
Customer relationships;
•
Acquired developed technology;
•
Capitalized development costs;
•
Capitalized development costs – work in progress; and
•
Domain names.

Our other long-lived assets consist of the following:

•
Property and equipment – net;
•
Right-of-use assets – net; and
•
Personal seat licenses.

We assess our definite-lived intangible assets and other long-lived assets (collectively, our “long-lived assets”) for impairment periodically to determine whether events or changes in circumstances indicate that the carrying amounts of an asset or asset group may not be recoverable. No impairment charges related to our long-lived assets were recognized during the year ended December 31, 2025.

Each reporting period, we perform an evaluation of the remaining useful life of our long-lived assets to determine whether events and circumstances continue to support the established useful life of each applicable long-lived asset. As a result of this evaluation, we consider the useful life of our long-lived assets to be appropriate for the year ended December 31, 2025.

Tax Valuation Allowance

We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. As of December 31, 2025, we maintained a $200.3 million valuation allowance against the tax benefits of our U.S. net deferred tax assets because we determined these assets are not more likely than not to be realized as of December 31, 2025. In making this determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income (loss), tax planning strategies, and recent results of operations.

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

As an SRC, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Vivid Seats Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivid Seats Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 12, 2026

We have served as the Company’s auditor since 2021.

VIVID SEATS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$102,702	$243,482
Restricted cash	604	1,166
Accounts receivable – net	30,664	48,315
Inventory – net	18,166	19,601
Prepaid expenses and other current assets	26,336	32,607
Total current assets	178,472	345,171
Property and equipment – net	12,373	12,567
Right-of-use assets – net	10,515	12,008
Intangible assets – net	141,528	233,116
Goodwill – net	283,915	943,119
Deferred tax assets – net	1,123	77,967
Investments	5,365	6,929
Other assets	3,575	5,219
Total assets	$636,866	$1,636,096
Liabilities, redeemable noncontrolling interests, and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$153,418	$232,984
Accrued expenses and other current liabilities	125,957	165,047
Deferred revenue	19,973	23,804
Current maturities of long-term debt	3,930	3,950
Total current liabilities	303,278	425,785
Long-term debt – net	383,431	384,960
Long-term lease liabilities	16,452	18,731
TRA liability	—	155,720
Other liabilities	18,834	36,865
Total liabilities	721,995	1,022,061
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	—	352,922
Shareholders' equity (deficit):
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 11,712,157 and 7,190,975 shares issued and outstanding at December 31, 2025 and 2024, respectively	23	14
Class B common stock, $0.0001 par value; 250,000,000 shares authorized, zero and 3,811,250 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	8
Additional paid-in capital	1,368,067	1,267,710
Treasury stock, at cost, 949,665 and 571,687 shares at December 31, 2025 and 2024, respectively	(93,920)	(75,568)
Accumulated deficit	(1,359,472)	(930,171)
Accumulated other comprehensive income (loss)	173	(880)
Total shareholders' equity (deficit)	(85,129)	261,113
Total liabilities, redeemable noncontrolling interests, and shareholders' equity (deficit)	$636,866	$1,636,096

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues	$570,776	$775,586	$712,879
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	173,438	201,854	182,184
Marketing and selling	230,562	285,146	274,096
General and administrative	173,880	202,123	159,081
Depreciation and amortization	49,392	44,238	17,178
Impairment charges	723,023	—	—
Change in fair value of contingent consideration	—	—	(998)
Total costs and expenses	1,350,295	733,361	631,541
Income (loss) from operations	(779,519)	42,225	81,338
Interest expense – net	23,741	23,172	13,505
Other income – net	(151,956)	(3,666)	(3,109)
Loss on extinguishment of debt	801	—	—
Income (loss) before income taxes	(652,105)	22,719	70,942
Income tax expense (benefit)	69,385	8,417	(42,199)
Net income (loss)	(721,490)	14,302	113,141
Net income (loss) attributable to redeemable noncontrolling interests	(292,189)	4,877	38,605
Net income (loss) attributable to Class A common stockholders	$(429,301)	$9,425	$74,536
Net income (loss) per Class A common stock:
Basic	$(59.20)	$1.42	$16.08
Diluted	$(69.20)	$1.12	$5.15
Weighted average Class A common stock outstanding:
Basic	7,252,290	6,616,546	4,633,926
Diluted	10,426,591	10,457,132	9,943,873

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(721,490)	$14,302	$113,141
Other comprehensive income (loss):
Foreign currency translation adjustment	1,502	(2,672)	1,152
Unrealized gain (loss) on Note	(120)	119	196
Total other comprehensive income (loss)	1,382	(2,553)	1,348
Comprehensive income (loss)	(720,108)	11,749	114,489
Net income (loss) attributable to redeemable noncontrolling interests	(292,189)	4,877	38,605
Other comprehensive income (loss) attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	496	(970)	511
Unrealized gain (loss) on Note attributable to redeemable noncontrolling interests	(14)	44	90
Total other comprehensive income (loss) attributable to redeemable noncontrolling interests	482	(926)	601
Comprehensive income (loss) attributable to Class A common stockholders	$(428,401)	$7,798	$75,283

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)
Balances at January 1, 2023	$862,860	4,120,539	$8	5,910,000	$12	$663,908	(217,124)	$(32,494)	$(1,014,132)	$—	$(382,698)
Net income	38,605	—	—	—	—	—	—	—	74,536	—	74,536
Issuances of Class A common stock	—	61,414	—	—	—	—	—	—	—	—	—
Deemed contributions from former parent	1,898	—	—	—	—	1,598	—	—	—	—	1,598
Equity-based compensation	—	—	—	—	—	24,546	—	—	—	—	24,546
Repurchases of Class A common stock	—	—	—	—	—	—	(147,451)	(20,092)	—	—	(20,092)
Tax distributions to redeemable noncontrolling interests	(14,304)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	601	—	—	—	—	—	—	—	—	747	747
Secondary Offerings	(307,732)	2,098,750	4	(2,098,750)	(4)	307,732	—	—	—	—	307,732
Establishment of liabilities under TRA, net of tax and other tax impact of Secondary Offerings (Note 20)	—	—	—	—	—	(95,849)	—	—	—	—	(95,849)
Issuance of Class A common stock related to acquisition	—	777,663	2	—	—	95,495	—	—	—	—	95,497
Termination of Option Contingent Warrants	1,094	—	—	—	—	—	—	—	—	—	—
Subsequent remeasurement of redeemable noncontrolling interests, net of tax impacts	(101,280)	—	—	—	—	99,000	—	—	—	—	99,000
Balances at December 31, 2023	481,742	7,058,366	14	3,811,250	8	1,096,430	(364,575)	(52,586)	(939,596)	747	105,017
Net income	4,877	—	—	—	—	—	—	—	9,425	—	9,425
Issuances of Class A common stock	—	142,994	—	—	—	—	—	—	—	—	—
Deemed contributions from former parent	3,512	—	—	—	—	6,073	—	—	—	—	6,073
Equity-based compensation	—	—	—	—	—	41,604	—	—	—	—	41,604
Repurchases of Class A common stock, net of tax impacts	—	—	—	—	—	(1,952)	(207,112)	(22,982)	—	—	(24,934)
Tax distributions to redeemable noncontrolling interests	(10,014)	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	(926)	—	—	—	—	—	—	—	—	(1,627)	(1,627)
Net settlement of equity incentive awards	—	(10,385)	—	—	—	(714)	—	—	—	—	(714)
Subsequent remeasurement of redeemable noncontrolling interests	(126,269)	—	—	—	—	126,269	—	—	—	—	126,269
Balances at December 31, 2024	352,922	7,190,975	14	3,811,250	8	1,267,710	(571,687)	(75,568)	(930,171)	(880)	261,113
Net loss	(292,189)	—	—	—	—	—	—	—	(429,301)	—	(429,301)
Issuances of Class A common stock	—	357,979	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	37,384	—	—	—	—	37,384
Repurchases of Class A common stock	—	—	—	—	—	—	(377,978)	(18,352)	—	—	(18,352)
Tax distributions to redeemable noncontrolling interests	(1,928)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	482	—	—	—	—	—	—	—	—	900	900
Net settlement of equity incentive awards	—	(50,880)	—	—	—	(1,886)	—	—	—	—	(1,886)
Repurchase and retirement of fractional shares resulting from Reverse Stock Split	—	(189)	—	—	—	(5)	—	—	—	—	(5)
Subsequent remeasurement of redeemable noncontrolling interests	(11,989)	—	—	—	—	11,989	—	—	—	—	11,989
Mergers and exchange of Class B common stock for Class A common stock in connection with Corporate Simplification	(47,298)	3,811,250	8	(3,811,250)	(8)	47,562	—	—	—	153	47,715
Issuance of Class A common stock to terminate TRA	—	403,022	1	—	—	5,001	—	—	—	—	5,002
Reclassification of Intermediate Warrants from liability instruments to equity instruments	—	—	—	—	—	312	—	—	—	—	312

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data)

Balances at December 31, 2025	$—	11,712,157	$23	—	$—	$1,368,067	(949,665)	$(93,920)	$(1,359,472)	$173	$(85,129)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(721,490)	$14,302	$113,141
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,392	44,238	17,178
Amortization of leases	1,514	1,697	818
Amortization of deferred financing costs	970	988	924
Equity-based compensation	36,734	50,429	27,614
Change in fair value of Intermediate Warrants	(5,924)	(4,044)	(971)
Loss on asset disposals	555	277	685
Change in fair value of derivative asset	2,201	800	(536)
Deferred income tax expense (benefit)	74,746	1,246	(44,859)
Non-cash interest expense (income) – net	651	(890)	(261)
Foreign currency loss (gain) – net	(126)	4,056	(2,177)
Adjustment of liabilities under TRA	(150,719)	(6,166)	574
Loss on extinguishment of debt	801	—	—
Impairment charges	723,023	—	—
Write-off of Sponsorship Loan	2,024	—	—
Change in fair value of contingent consideration	—	—	(998)
Changes in operating assets and liabilities:
Accounts receivable – net	17,545	9,776	(17,129)
Inventory – net	1,434	1,413	(8,184)
Prepaid expenses and other current assets	5,820	1,161	(1,176)
Accounts payable	(79,463)	(23,691)	53,817
Accrued expenses and other current liabilities	(35,787)	(30,164)	1,336
Deferred revenue	(3,831)	(10,870)	827
Long-term lease liabilities	(2,302)	(994)	—
Other assets and liabilities – net	(9,367)	358	6,697
Net cash provided by (used in) operating activities	(91,599)	53,922	147,320
Cash flows from investing activities
Purchases of property and equipment	(2,164)	(4,227)	(895)
Purchases of personal seat licenses	(983)	(737)	(542)
Investments in developed technology	(16,108)	(19,014)	(11,339)
Purchases of seat images	(919)	(347)	—
Disbursement of Sponsorship Loan	—	(2,000)	—
Payments toward Acquired Domain Name Obligation	—	(417)	—
Transfer of cash consideration during 2023 Acquisitions, net of cash acquired	—	—	(206,865)
Investment in Note and Warrant	—	—	(6,000)
Net cash used in investing activities	(20,174)	(26,742)	(225,641)
Cash flows from financing activities
Payments of 2022 First Lien Loan	—	(689)	(2,750)
Payments of Shoko Chukin Bank Loan	—	(2,655)	(279)
Proceeds from 2024 First Lien Loan	—	125,500	—
Repurchases of Class A common stock	(18,295)	(22,982)	(20,092)
Tax distributions to redeemable noncontrolling interests	(1,689)	(10,014)	(14,304)
Payments of taxes related to net settlement of equity incentive awards	(1,886)	(714)	—
Payment of deferred financing costs and other debt-related expenses	(162)	(315)	—
Payment of liabilities under TRA	(4,005)	(77)	—
Payments of 2024 First Lien Loan	(76,986)	(1,975)	—
Proceeds from 2025 First Lien Loan	76,986	—	—
Payments of 2025 First Lien Loan	(2,948)	—	—
Payments toward Acquired Domain Name Obligation	(2,000)	—	—
Mergers and exchange of Class B common stock for Class A common stock in connection with Corporate Simplification	1,621	—	—
Repurchase and retirement of fractional shares resulting from Reverse Stock Split	(5)	—	—
Cash paid for milestone payments	—	—	(6,005)
Net cash provided by (used in) financing activities	(29,369)	86,079	(43,430)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(200)	(1,045)	1,895
Net increase (decrease) in cash, cash equivalents, and restricted cash	(141,342)	112,214	(119,856)
Cash, cash equivalents, and restricted cash – beginning of period	244,648	132,434	252,290
Cash, cash equivalents, and restricted cash – end of period	$103,306	$244,648	$132,434

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental disclosures of cash flow information
Cash paid for interest	$27,681	$19,498	$19,330
Cash paid for income taxes	$6,369	$5,469	$4,021
Cash paid for operating lease liabilities	$3,360	$3,377	$1,165
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,663	$—
Supplemental disclosures of non-cash investing and financing activities
Equity-based compensation expense related to capitalized development costs	$650	$766	$428
Excise taxes related to repurchases of Class A common stock recorded in Accrued expenses and other current liabilities	$57	$—	$—
Issuance of Class A common stock to terminate TRA	$5,001	$—	$—
Reclassification of Intermediate Warrants from liability instruments to equity instruments	$312	$—	$—
Tax distribution to redeemable noncontrolling interests recorded in Prepaid expenses and other current assets	$239	$—	$—
Property and equipment obtained through tenant improvement allowance	$—	$651	$—
Domain obtained through Acquired Domain Name Obligation	$—	$17,348	$—
Reduction of deferred tax assets under the repurchases of Class A common stock, net of tax impacts	$—	$1,952	$—
Transfer of non-cash consideration during Vegas.com Acquisition	$—	$—	$95,497
Establishment of liabilities under TRA	$—	$—	$165,202
Establishment of deferred tax assets under Secondary Offerings and other equity transactions	$—	$—	$67,073

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

1. Background and Basis of Presentation

Vivid Seats Inc. (“VSI”) and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC, and Vivid Seats LLC (collectively, “we,” “us,” and “our”), provide an online ticket marketplace that enables consumers to easily discover and purchase tickets to live events and attractions and book hotel rooms and packages. In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners, while offering products and services that allow ticket sellers to seamlessly manage their operations. In our Resale segment, we primarily acquire tickets to resell on secondary ticket marketplaces, including our own.

We have prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Merger Transaction

VSI was incorporated in March 2021 for the purpose of completing the transactions (collectively, the “Merger Transaction”) contemplated by the transaction agreement, dated April 21, 2021, among VSI, Horizon Acquisition Corporation, a publicly traded special purpose acquisition company, Hoya Intermediate, Horizon Sponsor, LLC (“Horizon Sponsor”), and Hoya Topco, LLC (“Hoya Topco”). The Merger Transaction was consummated in October 2021 and, as a result, we became a publicly traded company.

The Merger Transaction was accounted for as a reverse recapitalization, with Hoya Intermediate treated as the accounting acquirer. Accordingly, our consolidated financial statements represent a continuation of Hoya Intermediate’s financial statements with the net assets of Hoya Intermediate stated at historical cost.

In connection with the Merger Transaction, we:

•
issued shares of Class A common stock, which are listed on the Nasdaq Global Select Market under the trading symbol “SEAT”;
•
issued shares of Class B common stock to Hoya Topco, which provided the legacy Hoya Intermediate unitholders with a controlling interest in VSI, and all of which shares were subsequently exchanged for shares of Class A common stock and cancelled in connection with the Corporate Simplification (as defined herein);
•
issued several series of warrants (as described in Note 15, Financial Instruments); and
•
entered into a Tax Receivable Agreement (the “TRA”) with the existing Hoya Intermediate unitholders, which was subsequently terminated in connection with the Corporate Simplification (as described under “TRA” in Note 2, Summary of Significant Accounting Policies, and in Note 20, Income Taxes).

Reverse Stock Split

On August 5, 2025, we effected a 1-for-20 reverse stock split of our common stock, pursuant to which every 20 shares of Class A and Class B common stock were combined into one share of Class A and Class B common stock, respectively (the “Reverse Stock Split”). All share and per share amounts included in this Report have been adjusted to reflect the Reverse Stock Split.

The Reverse Stock Split affected all stockholders uniformly and did not affect any such holder’s percentage ownership interest in our company or proportionate voting power. However, if the Reverse Stock Split would have resulted in a stockholder holding fractional shares because the number of shares they held before the Reverse Stock Split was not evenly divisible by the split ratio, we instead repurchased such fractional shares for cash and retired them from circulation, resulting in a less than $0.1 million cash outlay. The repurchase and retirement of such fractional shares is recorded as a separate component of both Class A common stock (for the number of shares that were repurchased and retired) and Additional paid-in capital (for the amount of the cash payment) in the Consolidated Statements of Equity (Deficit). The Reverse Stock Split did not affect the number of authorized shares or the par value of our common stock.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

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

In connection with the Corporate Simplification, among other things: (i) three Blocker Corporations (as defined in the CSA) merged with and into three of our wholly owned subsidiaries, respectively, such that the Blocker Corporations became our wholly owned subsidiaries; (ii) all outstanding shares of Class B common stock (and corresponding common units of Hoya Intermediate (“Intermediate Units”)) were exchanged for an equal number of shares of Class A common stock, following which we cancelled all outstanding shares, and instruments representing the right to purchase shares, of Class B common stock; (iii) the warrant agreements relating to the Intermediate Warrants (as defined herein) were amended to, in lieu of providing for the right to purchase Intermediate Units and allowing for cash redemption at the discretion of the holder, instead provide for the right to purchase equal numbers of shares of Class A common stock at equal exercise prices and not allow for cash redemption; (iv) all rights and obligations under the TRA and Hoya Intermediate’s Limited Liability Company Agreement were terminated (in each case other than certain terms thereof that expressly survived); and (v) we issued an aggregate of 403,022 shares of Class A common stock to the TRA Parties.

2. Summary of Significant Accounting Policies

Use of Estimates

We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include: the accrual for future customer compensation and the related recovery of our future customer compensation asset; breakage rates related to customer credits; usage assumptions for our rewards loyalty program (the “Vivid Seats Rewards Program”); inventory valuation; valuation of equity-based compensation; valuation of certain financial instruments; valuation of acquired intangible assets and goodwill; valuation of earnouts issued in connection with our acquisitions of Betcha Sports, Inc. (“Betcha,” which we rebranded as Vivid Picks, LLC, or “Vivid Picks”); useful life of definite-lived intangible assets and other long-lived assets; recoverability of goodwill, indefinite-lived intangible assets, definite-lived intangible assets and long-lived assets; income taxes and valuation allowances.

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

Cash and cash equivalents held in bank accounts may exceed the Federal Deposit Insurance Corporation insurance limits. To reduce credit risk, we monitor the credit standing of the financial institutions that hold our cash and cash equivalents. However, balances could be impacted in the future if the underlying financial institutions fail. As of December 31, 2025 and 2024, we have not experienced any loss or lack of access to our cash and cash equivalents.

Restricted Cash

Restricted cash includes cash and cash equivalents that are restricted through legal contracts or regulations and letters of credit required by certain vendors.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Foreign Currency Translation Adjustments

Our reporting currency is the U.S. dollar. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of foreign operations are translated at the weighted average rate of exchange during the applicable period. The resulting cumulative foreign currency translation adjustment is recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) within Shareholders' equity (deficit). Net gains and losses resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies are recorded in Other income – net in the Consolidated Statements of Operations in the period in which they occur.

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

Accounts Receivable – Net

Accounts receivable consist primarily of uncollateralized payment processor obligations due under normal trade terms typically requiring payment within three business days, amounts due from marketplace sellers and distribution partners for cancelled events and commissions due from insurance purchased by ticket buyers. Credit risk with respect to accounts receivable from payment processing entities is limited due to the consolidation of those receivables with large financial institutions and the frequency with which the receivables turn over. Accounts receivable balances are stated net of allowance for credit losses and bad debt expense is recorded in the Consolidated Statements of Operations as a reduction of Revenues.

Inventory – Net

Inventory consists primarily of tickets to live events purchased by our Resale segment. All inventory is valued at the lower of cost or net realizable value, determined by the specific identification method. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand. During the years ended December 31, 2025, 2024, and 2023, we incurred inventory write-downs of $6.0 million, $7.0 million, and $4.7 million, respectively, which are recorded in Cost of revenues in the Consolidated Statements of Operations.

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Leases

We determine if an arrangement is or contains a lease at inception and classify each lease as operating or financing. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and rent expense for these short-term leases is recorded in General and administrative expenses in the Consolidated Statements of Operations on a straight-line basis over the lease term. We have applied the practical expedient which allows us to not separate lease and non-lease components for all leases.

Goodwill – Net and Intangible Assets – Net

Goodwill represents the excess purchase price over the fair value of the net assets acquired. Intangible assets other than goodwill primarily consist of customer and supplier relationships, acquired developed technology, capitalized development costs, and trademarks.

We evaluate goodwill and our indefinite-lived intangible assets for impairment annually on October 31 or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We have the option to assess goodwill and our indefinite-lived intangible assets for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or the indefinite-lived intangible assets is less than its carrying value. If it is determined that the reporting unit’s or the indefinite-lived intangible assets’ fair value is more likely than not less than its carrying value, or if we do not elect the option to perform an initial qualitative assessment, we perform a quantitative assessment of the reporting unit’s or the indefinite-lived intangible assets’ fair value. If the fair value of the reporting unit or the indefinite-lived intangible assets is in excess of its carrying value, the related goodwill or the indefinite-lived intangible assets are not impaired. If the fair value of the reporting unit is less than the carrying value, we recognize an impairment equal to the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying value of goodwill. If the fair value of the indefinite-lived intangible assets is less than the carrying value, we recognize an impairment equal to the difference. We determined a triggering event had occurred during the year ended December 31, 2025, which is further discussed in Note 10, Goodwill - Net and Intangible Assets - Net. No impairment triggering events to our goodwill and indefinite-lived intangible assets were identified during the years ended December 31, 2024 and 2023.

We review our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If circumstances require a definite-lived intangible asset or its asset group to be held and used be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that definite-lived intangible asset or asset group to the corresponding carrying amount. If the carrying amount of the definite-lived intangible asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds fair value. No impairment charges related to our definite-lived intangible assets were recognized during the years ended December 31, 2025, 2024, and 2023.

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Capitalized Development Costs & Cloud Computing Arrangements Implementation Costs

We incur costs related to internal-use software and website development. Costs incurred in both the preliminary project and post-implementation stages of development are expensed as incurred. Qualifying development costs, including those incurred for upgrades and enhancements that result in additional functionality to existing software, are capitalized. Capitalized development costs are recorded in Intangible assets – net in the Consolidated Balance Sheets and are amortized using the straight-line method over the three-year useful life of the applicable software. The accompanying amortization is recorded in Depreciation and amortization expenses in the Consolidated Statements of Operations.

Accounts Payable

Accounts payable primarily consists of amounts due to ticket sellers across our platform. These amounts are recorded at the time the Marketplace orders are confirmed and are payable following the event, or as otherwise agreed upon.

Accrued Customer Credits

We may issue credits to customers for cancelled events or travel services that can be applied to future purchases on our platform. The amount recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets represents the balance of credits issued to these customers. Breakage income from customer credits that are not expected to be used, and are not subject to escheatment, is estimated and recognized as revenue in proportion to the pattern of redemption for the customer credits that are used. We estimate breakage based on historical usage trends for credits issued by us and available data on comparable programs. These estimates could be impacted by changes in credit usage rates, or in the determination of which credits are subject to escheatment, the effects of which could be material to our consolidated financial statements. When customer credits are used to make a purchase, revenue is recognized for the new transaction.

Accrued Future Customer Compensation

Provisions for accrued future customer compensation are recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and represent compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. The expected recoveries of these obligations are recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets. These provisions, which are based on historic experience, revenue volumes for future events, and our estimate of the likelihood of future event cancellations, are recorded in the Consolidated Statements of Operations as a component of Revenues. This estimated accrual could be impacted by future activity differing from our estimates, the effects of which could be material to our consolidated financial statements.

Income Taxes

Following the Merger Transaction, our legal parent entity is VSI. We are subject to income taxes at the U.S. federal, state, and local levels for income tax purposes, including with respect to our allocable share of any taxable income (loss) of Hoya Intermediate.

For periods prior to the Corporate Simplification, Hoya Intermediate was treated as a partnership for federal and state income tax purposes and was generally not subject to entity level income taxes. During those periods, Hoya Intermediate’s taxable income (loss) was passed through to its members, including VSI and Hoya Topco, each of whom were responsible for their own U.S. federal and state income taxes. Following the Corporate Simplification, Hoya Intermediate continued to be treated as a partnership, with VSI now indirectly holding all of its units. See Note 1, Background and Basis of Presentation, for more information.

During the three months and year ended December 31, 2025, VSI also completed an internal legal entity restructuring to further simplify its organizational structure and align its U.S. operations within a single U.S. consolidated tax group. The restructuring included a series of stock and partnership interest contributions leading to the conversion of Hoya Intermediate from a partnership to a disregarded entity for U.S. federal and state income tax purposes, with VSI continuing to hold all of its units. As a result, we now account for our deferred taxes related to the operations of Hoya Intermediate based on the financial accounting to income tax basis differences of the

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

assets and liabilities held by Hoya Intermediate where prior to the Corporate Simplification and the legal entity restructuring, we accounted for our deferred taxes related to the operations of Hoya Intermediate based on the financial accounting to income tax basis differences of our investment in Hoya Intermediate.

Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income (loss) in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of our future taxable income (loss).

Interest and penalties related to the underpayment of income taxes are recorded in Income tax expense (benefit) in the Consolidated Statements of Operations. To date, interest and penalties related to the underpayment of income taxes have not been material.

TRA

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

In connection with the Corporate Simplification, all rights and obligations under the TRA were terminated (other than certain terms thereof that expressly survived), including $5.8 million of cash payments that would have otherwise been due in the first quarter of 2026, in exchange for the issuance of 403,022 shares of Class A common stock. As a result of the Corporate Simplification, we will no longer have a TRA liability. See Note 1, Background and Basis of Presentation, and Note 20, Income Taxes, for more information.

Long-Term Debt – Net

Long-term debt is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. Deferred borrowing costs and discounts are amortized over the terms of the respective borrowings using the effective interest method and are recorded in Interest expense – net in the Consolidated Statements of Operations. Upon the refinancing of our term debt on February 5, 2025, we (i) recognized an expense for certain third-party fees incurred in relation to the modification of existing debt, which is recorded in Other income – net in the Consolidated Statements of Operations; (ii) recognized an expense for losses incurred in relation to the extinguishment of historical debt, which is recorded in Loss on extinguishment of debt in the Consolidated Statements of Operations; and (iii) capitalized certain third-party fees incurred in relation to the issuance of new debt, which is recorded in Long-term debt – net in the Consolidated Balance Sheets. See Note 13, Long-Term Debt – Net, for more information.

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

•
Level 2 — Measurements that include other inputs that are directly or indirectly observable in the marketplace.
•
Level 3 — Measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. These fair value measurements require significant judgment.

Our financial assets and liabilities (i.e., investments, long-term debt, and certain long-term financial instruments) are measured at fair value on a recurring basis and presented in Note 11, Investments and Fair Value Measurements, Note 13, Long-Term Debt – Net, and Note 15, Financial Instruments. Our non-financial assets (i.e., goodwill, intangible assets, and certain long-lived assets) are measured at fair value on a nonrecurring basis utilizing Level 3 inputs and presented in Note 10, Goodwill – Net and Intangible Assets – Net. Other short-term financial instruments (i.e., accounts receivable and accounts payable) are carried at cost, which approximates their fair value. We did not have any transfers of financial instruments between valuation levels during the years ended December 31, 2025, 2024, and 2023.

Warrants

In connection with the Merger Transaction and the Corporate Simplification, we issued and amended several types of warrants, as described in Note 15, Financial Instruments. We separately evaluate the terms for each of these outstanding warrants in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC Topic 815, Derivatives and Hedging (“ASC 815”) to determine the appropriate classification and accounting treatment. Because the Intermediate Warrants (as defined herein) allowed for cash redemption at the discretion of the holder, they met the criteria to be classified as liability instruments and were recorded in Other liabilities in the Consolidated Balance Sheets. The warrant liability was subject to a fair value remeasurement each period with an offsetting adjustment recorded in Other income – net in the Consolidated Statements of Operations. Conversely, because the Public Warrants, Private Warrants, Exercise Warrants, and Amended Intermediate Warrants (each as defined herein) do not allow for cash redemption at the discretion of the holder, they meet the criteria to be classified as equity instruments.

Redeemable Noncontrolling Interests

Prior to the Corporate Simplification, Hoya Topco held 100% of our Class B common stock and 36.9% of the Intermediate Units, which represented a redeemable noncontrolling interest in VSI. At its discretion, Hoya Topco had the right to exchange its Intermediate Units for shares of Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption. See Note 16, Redeemable Noncontrolling Interests, for additional detail on Hoya Topco’s former right to exchange its Intermediate Units. As the redeemable noncontrolling interests were redeemable upon the occurrence of an event not solely within our control, we classified them as temporary equity. Our redeemable noncontrolling interests were initially measured as Hoya Topco’s share in the net assets of Hoya Intermediate upon consummation of the Merger Transaction. Subsequent remeasurements of our redeemable noncontrolling interests (which were based on the fair value of the Class A common stock) were recorded as a deemed dividend each reporting period, which reduced Retained earnings, if any, or Additional paid-in capital in the Consolidated Balance Sheets.

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common stock. As a result, our redeemable noncontrolling interests were extinguished and Hoya Intermediate is now a wholly owned subsidiary of VSI.

Equity-Based Compensation

We account for restricted stock units (“RSUs”) and stock options at their grant date fair value. We award RSUs to our employees, directors, and certain consultants. We award stock options to certain of our employees and consultants. We account for forfeitures of outstanding but unvested grants in the period they occur. The awards are subject to the recipient’s continued service through the applicable vesting date. The grant date fair value of stock options is estimated using an option pricing model, which requires us to make assumptions and judgments about the variables used in the calculation related to the expected term, the expected volatility of our common stock, the risk-free interest rate, and the expected dividend yield. Expenses related to grants of equity-based awards are

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

recognized as equity-based compensation and recorded in General and administrative expenses in the Consolidated Statements of Operations.

Prior to the Merger Transaction, certain members of management received equity-based compensation awards for profits interests in Hoya Topco and phantom units in a cash bonus pool funded by Hoya Topco. Under ASC 480 and ASC Topic 718, Compensation – Stock Compensation, the grants of profits interests meet the criteria to be recognized as equity-classified awards, whereas the grants of phantom units meet the criteria to be recognized as liability-classified awards.

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

On June 10, 2024, the Board of Managers of Hoya Topco (the “Hoya Topco Board”) approved the redemption, repurchase, and cancellation by Hoya Topco of all of its outstanding profits interests held by our current employees (including the Class B-1, Class D, and Class E Units discussed elsewhere in this Annual Report on Form 10-K). Accordingly, we recognized equity-based compensation expense related to the profits interests of $4.6 million during the year ended December 31, 2024. See Note 21, Equity-Based Compensation, for more information.

On June 10, 2024, the Hoya Topco Board also approved the repurchase and cancellation by Hoya Topco of all of its outstanding phantom units held by our employees. The phantom units held service and performance conditions, requiring us to recognize a liability for the fair value the outstanding phantom units only when we conclude it is probable that the performance conditions will be achieved. Accordingly, we recognized equity-based compensation expense related to the phantom units of $5.0 million during the year ended December 31, 2024. There was no equity-based compensation expense previously recognized related to the phantom units.

Hoya Topco had no outstanding profits interests or phantom units held by our employees, and we had no unrecognized equity-based compensation expense related thereto, as of December 31, 2025.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We record revenue on a gross or net basis based on our assessment of whether we are acting as a principal or agent in the transaction. Revenue is reported net of sales taxes. The timing of revenue recognition, and the determination of whether we are acting as a principal or an agent in a transaction, is based on the evaluation of control over the asset being transferred.

Marketplace Segment

In our Marketplace segment, we primarily act as an intermediary between ticket buyers, sellers, and partners, for which we earn revenue from processing ticket sales for live events and facilitating the booking of hotel rooms and packages through: (a) our Owned Properties, which consist of (i) the Vivid Seats mobile app and website, (ii) Wavedash (as defined herein), and (iii) Vegas.com (as defined herein); and (b) our Private Label Offering, which consists of numerous distribution partners. Using our online platform, we facilitate customer payments, coordinate ticket deliveries, and provide customer service. We do not hold ticket inventory in our Marketplace segment.

The amount of Marketplace revenue earned in a given period is primarily represented by service and delivery fees charged to ticket buyers. We also earn Marketplace revenue from referral fees charged to third-party providers of event insurance that we offer to ticket buyers. Until it ceased operations on July 18, 2025, we also earned Marketplace revenue from Vivid Picks, a real-money daily fantasy sports mobile app, which represented the difference between cash entry fees collected and cash amounts paid out to users for winning picks, less customer promotions and incentives.

Our performance obligation for Marketplace transactions relates to facilitating ticket sales between buyers, sellers, and partners. For live events, our performance obligation is satisfied at the time the Marketplace order is confirmed,

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

as control of the asset and the related rights of ownership transfer to the ticket buyer at that time. For hotels and tours, our performance obligation is satisfied at the time of check-in, as the ticket buyer is unable to control the asset until that point. For event insurance, our performance obligation is satisfied at the time the customer makes a purchase from the third-party insurance provider during customer checkout, as control of the asset and the related rights of ownership transfer to the ticket buyer at that time. In all of these transactions, we act as an agent due to the fact that we do not control the asset prior to satisfying our performance obligation.

Payment from the ticket buyer is generally due at the time of sale. Our sales terms generally provide that we will compensate the ticket buyer for the total amount of the purchase if an event is cancelled, the ticket is invalid, or the ticket is delivered after the promised time. In certain circumstances for travel reservations, we may allow ticket buyers to initiate returns or cancel. We have determined this is considered a stand-ready obligation to provide a return that is not a separate performance obligation, but is an element of variable consideration, which results in a reduction to revenue. The revenue reversal is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets when the ticket buyer has yet to be compensated. We estimate the future customer compensation liability and the corresponding charge against revenue using the expected value method, which best predicts customer compensation for future event cancellations. To the extent we estimate that a portion of the refund is recoverable from ticket sellers or partners, we record the recovery as revenue to align with the net presentation of the original transaction. In extreme circumstances such as the COVID-related shutdowns that occurred during 2020, the timing of event cancellations versus new sales transactions can result in customer compensation costs exceeding current period sales, resulting in negative Marketplace revenue for that period. For event insurance, payment from the third-party provider is due to us within 30 days from being invoiced. This revenue is included within all categories of Marketplace disaggregated revenue described in Note 4, Revenue Recognition.

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

The amount of Resale revenue earned in a given period is primarily represented by the gross value of the ticket.

Our performance obligation for Resale transactions relates to transferring control of live event tickets to buyers. Our performance obligation is satisfied at the time the Resale order is confirmed in the secondary ticket marketplace, as control of the asset and the related rights of ownership transfer to the ticket buyer at that time. In all of these transactions, we act as a principal due to the fact that we control the asset prior to satisfying our performance obligation.

Payment from the secondary ticket marketplace is typically due upon delivery of the ticket or after the event has passed.

Secondary ticket marketplace terms and conditions require ticket sellers to repay amounts received for events that are cancelled or tickets that are invalid or delivered after the promised time. We have determined that this is considered a stand-ready obligation to provide a return that is not a separate performance obligation, but is an element of variable consideration, which results in a reduction to revenue. The revenue reversal is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets when the ticket buyer has yet to be compensated. We estimate the future customer compensation liability and the corresponding charge against revenue using the expected value method, which best predicts customer compensation for future event cancellations. To the extent we estimate that a portion of the charge is recoverable from the event host, we record the recovery of future customer compensation asset in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

When our Resale segment sells a ticket on our own secondary ticket marketplace, the service fee is recorded in Marketplace revenues in the Consolidated Statements of Operations and the sales price of the ticket is recorded in Resale revenues in the Consolidated Statements of Operations.

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

Deferred revenue also consists of service fees on hotel and tour transactions where check-in has not yet occurred. In addition, revenue from sales of contingent events such as postseason sporting events is initially recorded as Deferred revenue in the Consolidated Balance Sheets and is recognized when the contingency is resolved.

Sales & Indirect Taxes

Sales and indirect taxes are imposed by country, state, county, and city governmental authorities. In most jurisdictions, we collect sales and indirect taxes from ticket buyers in our Marketplace segment where required and remit to the appropriate governmental agency. For these jurisdictions where we collect and remit taxes, they are recorded as a liability until remitted and there is no impact on the Consolidated Statements of Operations as revenues are recorded net of sales taxes. We also remit sales and indirect taxes on certain Resale segment transactions. The uncollected indirect tax liability, which is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets, increases when accruals are made in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer and decreases when we receive abatements and/or recognize other reductions to the balance. The net expense/benefit recognized related to the liability for uncollected indirect taxes (including sales taxes) is recorded in General and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs

We utilize various forms of advertising, including paid search, brand partnerships, email marketing and other forms of media. Advertising costs, which are expensed as incurred and recorded in Marketing and selling expenses in the Consolidated Statements of Operations, were $231.3 million, $284.7 million, and $273.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Shipping & Handling

Shipping and handling charges to customers are recorded in Revenues in the Consolidated Statements of Operations. Shipping and handling costs incurred by us are treated as fulfillment activities and therefore are recorded in Cost of revenues in the Consolidated Statements of Operations. These costs are accrued upon the recognition of revenue.

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

Issued Accounting Standards Adopted

Financial Instruments – Credit Losses

In 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326),

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

Reference Rate Reform

In 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as modified in 2021. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The new guidance provides optional expedients and exceptions for applying U.S GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

Acquired Contract Assets and Contract Liabilities

In 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. Under the previous guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU allows for immediate adoption on a retrospective basis for all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. We elected to adopt these requirements during the three months ended December 31, 2023 with no material impact on our consolidated financial statements.

Segment Reporting – Improvements to Reportable Segment Disclosures

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments should be applied retrospectively to all prior periods presented in an entity’s financial statements. We adopted the amendments during the year ended December 31, 2024 with no material impact on our consolidated financial statements, other than the impact thereof on our segment reporting footnote. See Note 5, Segment Reporting, for more information.

Income Taxes

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. We adopted the amendments during the year ended December 31, 2025 with no material impact on our consolidated financial statements, other than the impact thereof on our income taxes footnote. See Note 20, Income Taxes, for more information.

Issued Accounting Standards Not Yet Adopted

Disaggregation of Income Statement Expenses

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement Reporting — Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments are intended to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) included within income statement expense captions. The amendments will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments are to be applied prospectively with the option for

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

retrospective application. We are currently evaluating the impact of adopting the amendments on our future consolidated financial statements.

Software Costs

On September 18, 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC Subtopic 350-40, Intangibles — Goodwill and Other — Internal-Use Software. The amendments will be effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact of adopting the amendments on our future consolidated financial statements.

Interim Reporting

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which updates the guidance in ASC Topic 270, Interim Reporting, by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The amendments will be effective for interim periods beginning after December 15, 2027. The amendments may be applied prospectively, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact of adopting the amendments on our future condensed consolidated financial statements, but do not expect the impact to result in incremental interim financial statement disclosures.

3. Business Acquisitions

During 2023, we acquired VDC Holdco, LLC, the parent company of Vegas.com, LLC (together, “Vegas.com”) and WD Holdings Co., Ltd., the parent company of Wavedash Co., Ltd. (together, “Wavedash”). These transactions have been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.

Vegas.com Acquisition

On November 3, 2023 (the “Vegas.com Acquisition Date”), we acquired 100% of the outstanding shares of Vegas.com (the “Vegas.com Acquisition”). The purchase price was $248.3 million, consisting of $152.8 million in cash and $95.5 million in equity (for which we issued 15.6 million shares of Class A common stock). We financed the cash portion of the purchase price at closing with cash on hand, as well as cash balances acquired. The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

The goodwill acquired in the Vegas.com Acquisition was not deductible for income tax purposes. The goodwill, which is included in our Marketplace segment, is primarily attributable to revenue opportunities with the Vegas.com service offerings and the assembled workforce.

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

Unaudited Pro Forma Financial Information

Assuming the Vegas.com Acquisition had occurred on January 1, 2022, the unaudited pro forma Revenues and Income before income taxes presented in the Consolidated Statements of Operations for the year ended December 31, 2023 would have been $797.9 million and $79.0 million, respectively.

The unaudited pro forma financial information presented above is for informational purposes only and is not necessarily indicative of the actual results of operations that might have occurred had the Vegas.com Acquisition occurred on January 1, 2022, nor is it necessarily indicative of future results. The unaudited pro forma information presented above reflects the following adjustments, where applicable, assuming the Vegas.com Acquisition had occurred on January 1, 2022: (i) incremental amortization expenses related to the long-lived intangible assets acquired in the Vegas.com Acquisition; (ii) reclassification of transaction costs incurred in connection with the Vegas.com Acquisition; (iii) alignment of Vegas.com’s revenue recognition with our policies; and (iv) elimination of interest expenses incurred by Vegas.com prior to the Vegas.com Acquisition.

Wavedash Acquisition

On September 8, 2023 (the “Wavedash Acquisition Date”), we acquired 100% of the outstanding shares of Wavedash, an online ticket marketplace headquartered in Tokyo, Japan (the “Wavedash Acquisition” and, together with the Vegas.com Acquisition, the “2023 Acquisitions”). The purchase price was JPY 10,946.1 million, or $74.3 million based on the exchange rate in effect on the Wavedash Acquisition Date, before considering the net effect of cash acquired equal to the amount in the table below. We financed the purchase price at closing with cash on hand.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

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

The goodwill recognized in the Wavedash Acquisition was not deductible for income tax purposes. The goodwill, which is included in our Marketplace segment, is primarily attributable to revenue opportunities associated with Wavedash’s service offerings and assembled workforce.

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Vivid Picks Acquisition

On December 13, 2021 (the “Vivid Picks Acquisition Date“), we acquired 100% ownership of Betcha (the “Vivid Picks Acquisition”). In August 2022, we rebranded Betcha as Vivid Picks. Until it ceased operations on July 18, 2025, Vivid Picks was a real-money daily fantasy sports app with social and gamification features that enhance fans’ connection with their favorite live sports. The Vivid Picks Acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting.

The Vivid Picks Acquisition Date fair value of the consideration consisted of $0.8 million in cash and 2.1 million shares of Class A common stock. The total consideration included cash earnouts of $3.4 million (the “Vivid Picks Earnouts”) as of the Vivid Picks Acquisition Date representing the estimated fair value that we would be obligated to pay if Vivid Picks met certain earnings objectives. The Vivid Picks Earnouts are measured at fair value using a Monte Carlo simulation model. The change in fair value of the Vivid Picks Earnouts is recorded in Change in fair value of contingent consideration in the Consolidated Statements of Operations. As of December 31, 2025, the estimated fair value of the Vivid Picks Earnouts was zero. During the year ended December 31, 2023, the estimated fair value of the Vivid Picks Earnouts decreased by $1.0 million. There was no change in the estimated fair value of the Vivid Picks Earnouts during the years ended December 31, 2025 and 2024. We made no payments related to the Vivid Picks Earnouts during the years ended December 31, 2025, 2024, and 2023.

In addition, the consideration included future milestone payments of $9.5 million (collectively, the “Vivid Picks Milestone Payments”) as of the Vivid Picks Acquisition Date representing the estimated fair value that we would be obligated to pay upon the achievement of certain integration objectives. During the year ended December 31, 2023, we paid Vivid Picks Milestone Payments of $6.0 million. We did not pay any Vivid Picks Milestone Payments during the years ended December 31, 2025 and 2024. As of December 31, 2024, the integration objectives were fully met and we had no further liabilities related to the Vivid Picks Milestone Payments.

As part of the Vivid Picks Acquisition, we agreed to pay cash bonuses to certain Vivid Picks employees over three years following the anniversary of the employee start date. The payouts are subject to continued service, and therefore treated as compensation and expensed.

4. Revenue Recognition

We recognize revenue in accordance with ASC 606. As discussed in Note 5, Segment Reporting, we have determined that we have two operating and reportable segments: Marketplace and Resale.

The following tables present Marketplace revenues by business model and event category for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Owned Properties revenues	$393,521	$533,086	$462,263
Private Label Offering revenues	56,988	114,805	135,125
Marketplace revenues	$450,509	$647,891	$597,388

	Years Ended December 31,
	2025	2024	2023
Concert revenues	$186,139	$283,192	$308,507
Sport revenues	142,564	202,220	199,837
Theater revenues	102,108	137,715	83,273
Other revenues	19,698	24,764	5,771
Marketplace revenues	$450,509	$647,891	$597,388

During the year ended December 31, 2025, we recognized Resale revenues of $120.3 million, compared to Resale revenues of $127.7 million and $115.5 million during the years ended December 31, 2024 and 2023, respectively.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

At December 31, 2025, Deferred revenue in the Consolidated Balance Sheets was $20.0 million, which primarily relates to the Vivid Seats Rewards Program. Stamps earned under the Vivid Seats Rewards Program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue within the next seven years.

At December 31, 2024, $23.8 million was recorded as Deferred revenue in the Consolidated Balance Sheets, of which $15.4 million was recognized as revenue during the year ended December 31, 2025.

At December 31, 2023, $34.7 million was recorded as Deferred revenue in the Consolidated Balance Sheets, of which $25.8 million was recognized as revenue during the year ended December 31, 2024.

5. Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the entity’s Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. Our CODM is our Chief Executive Officer (“CEO”).

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

For both segments, our CODM uses contribution margin (defined as revenues less cost of revenues and marketing and selling expenses) as a means to allocate resources, evaluate performance, and make strategic decisions during the annual budgeting and forecasting process. Contribution margin forms the basis for measuring trends in performance and comparing the relative potential of various initiatives.

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

The following tables summarize our segment information for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31, 2025
	Marketplace	Resale	Total
Revenues	$450,509	$120,267	$570,776
Cost of revenues (exclusive of depreciation and amortization shown separately below)	72,084	101,354	173,438
Marketing and selling:
Online advertising	208,507	—	208,507
Offline advertising	22,055	—	22,055
Total marketing and selling	230,562	—	230,562
Contribution margin	147,863	18,913	166,776
General and administrative			173,880
Depreciation and amortization			49,392
Impairment charges			723,023
Loss from operations			(779,519)
Interest expense – net			23,741
Other income – net			(151,956)
Loss on extinguishment of debt			801
Loss before income taxes			$(652,105)

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

	Year Ended December 31, 2024
	Marketplace	Resale	Total
Revenues	$647,891	$127,695	$775,586
Cost of revenues (exclusive of depreciation and amortization shown separately below)	99,460	102,394	201,854
Marketing and selling:
Online advertising	261,188	—	261,188
Offline advertising	23,958	—	23,958
Total marketing and selling	285,146	—	285,146
Contribution margin	263,285	25,301	288,586
General and administrative			202,123
Depreciation and amortization			44,238
Income from operations			42,225
Interest expense – net			23,172
Other income – net			(3,666)
Income before income taxes			$22,719

	Year Ended December 31, 2023
	Marketplace	Resale	Total
Revenues	$597,388	$115,491	$712,879
Cost of revenues (exclusive of depreciation and amortization shown separately below)	94,557	87,627	182,184
Marketing and selling:
Online advertising	239,335	—	239,335
Offline advertising	34,761	—	34,761
Total marketing and selling	274,096	—	274,096
Contribution margin	228,735	27,864	256,599
General and administrative			159,081
Depreciation and amortization			17,178
Change in fair value of contingent consideration			(998)
Income from operations			81,338
Interest expense – net			13,505
Other income – net			(3,109)
Income before income taxes			$70,942

Substantially all of our sales occur and assets reside in the United States.

6. Accounts Receivable – Net

The following table presents the major components of accounts receivable at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Uncollateralized payment processor obligations	$11,938	$28,740
Due from ticket sellers for cancellation charges	7,600	6,835
Due from distribution partners for cancellation charges	14,139	13,308
Event insurance and other commissions receivable	3,481	4,980
Other trade receivables	6,369	6,437
Accounts receivable	43,527	60,300
Less: allowance for credit losses	(12,863)	(11,985)
Accounts receivable – net	$30,664	$48,315

Accounts receivable is recorded net of the cumulative allowance for credit losses. As of December 31, 2025 and 2024, we recorded a cumulative allowance for credit losses of $12.9 million and $12.0 million, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to ticket buyers. The cumulative allowance for credit losses increased between December 31, 2024 and 2025, primarily due to an increase in amounts due from distribution partners that are unlikely to be collected based on actual store credit usage.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

We wrote off $0.2 million, $0.2 million, and $0.3 million for uncollectible accounts receivable balances during the years ended December 31, 2025, 2024, and 2023, respectively.

7. Prepaid Expenses and Other Current Assets

The following table presents the major components of prepaid expenses and other current assets at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Recovery of future customer compensation	$13,021	$20,335
Prepaid expenses	9,807	7,388
Other current assets	3,508	4,884
Prepaid expenses and other current assets	$26,336	$32,607

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs decreased by $7.3 million between December 31, 2024 and 2025, primarily due to a decrease in estimated future event cancellations. A related provision for expected compensation to customers is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

8. Property and Equipment – Net

The following table presents the major classes of property and equipment at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Computer equipment	$3,470	$3,145
Furniture	2,936	1,996
Leasehold improvements	11,181	8,692
Construction in progress	55	2,165
Property and equipment	17,642	15,998
Less: accumulated depreciation	(5,269)	(3,431)
Property and equipment – net	$12,373	$12,567

Property and equipment is recorded net of accumulated depreciation. As of December 31, 2025 and 2024, we had recorded accumulated depreciation of $5.3 million and $3.4 million, respectively. During the years ended December 31, 2025, 2024, and 2023, we recognized an expense of $2.2 million, $1.7 million, and $1.4 million, respectively, for depreciation related to property and equipment, which is recorded in Depreciation and amortization expenses in the Consolidated Statements of Operations. During the years ended December 31, 2025, 2024, and 2023, we recognized a loss of $0.2 million, $0.1 million, and $0.1 million, respectively, for asset disposals related to property and equipment, which is recorded in General and administrative expenses in the Consolidated Statements of Operations. There were no impairment charges related to property and equipment during the years ended December 31, 2025, 2024, and 2023.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

9. Leases

The following table presents the lease-related assets and liabilities in the Consolidated Balance Sheets at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Right-of-use assets – net	$10,515	$12,008

Current operating lease liabilities included in Accrued expenses and other current liabilities	$2,307	$1,973
Long-term lease liabilities	16,452	18,731
Operating lease liabilities	$18,759	$20,704

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

The following table presents the weighted average remaining minimum lease term and the weighted average incremental borrowing rate at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Weighted average remaining minimum lease term	7.2 years	8.2 years
Weighted average incremental borrowing rate	7.7%	8.5%

In 2021, we entered into a lease agreement for our new corporate headquarters in Chicago, Illinois. The lease commenced in 2022 when we obtained control of the premises, and runs through December 31, 2033 with a five-year renewal option. The aggregate lease payments for the initial term were approximately $16.2 million, with no rent due until March 2024. The lease agreement provides for a tenant improvement allowance from the landlord in an amount equal to $6.5 million towards the design and construction on the leased premises. On the commencement date, we recorded the right-of-use asset and corresponding lease liability of $3.4 million in Right-of-use assets — net and Long-term lease liabilities, respectively, in the Consolidated Balance Sheets.

In April 2024, we amended our lease agreement to provide for the expansion of our corporate headquarters. The amendment commenced in the fourth quarter of 2024 when we obtained control of the new premises, and runs through December 31, 2033 with a five-year renewal option. The aggregate lease payments for the initial term are approximately $1.5 million, with no rent due until November 2025. The lease agreement provides for a tenant improvement allowance from the landlord in an amount equal to $0.6 million towards the design and construction on the leased premises. As of December 31, 2024, we incurred leasehold improvement costs of $0.6 million related to the tenant improvement allowance. This amount is recorded in Property and equipment – net in the Consolidated Balance Sheets. On the commencement date, we recorded the right-of-use asset and corresponding lease liability of $0.3 million in Right-of-use assets — net and Long-term lease liabilities, respectively, in the Consolidated Balance Sheets.

Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded in General and administrative expenses in the Consolidated Statements of Operations. Operating and variable lease expenses for the years ended December 31, 2025, 2024, and 2023 were $3.1 million, $3.0 million, and $2.0 million, respectively.

Cash payments for operating lease liabilities, which are recorded as a component of cash flows from operating activities within the Consolidated Statements of Cash Flows, were $3.4 million, $3.4 million, and $1.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table presents the present value of our operating lease liabilities at December 31, 2025 (in thousands):

Operating Leases
2026	$3,637
2027	3,459
2028	3,246
2029	3,318
2030	2,707
Thereafter	8,309
Total future lease payments	24,676
Less: imputed interest	(5,917)
Present value of lease liabilities	$18,759

10. Goodwill – Net and Intangible Assets – Net

Goodwill – Net

Goodwill, which derives from our business combinations, is recorded net of accumulated impairment charges and foreign currency translation adjustments. Since our goodwill relates entirely to our Marketplace segment, there is only one reporting unit (the “Marketplace Reporting Unit”) that is relevant for the purpose of performing impairment assessments.

At June 30, 2025, we performed a qualitative impairment assessment to determine if it was more likely than not that the fair value of the Marketplace Reporting Unit was less than its carrying value by evaluating relevant events and circumstances. After considering declines in our financial performance during the six months ended June 30, 2025, reductions in our financial outlook to reflect those declines, and changes in our Class A common stock price, among other factors, we concluded that it was no longer more likely than not that the fair value of the Marketplace Reporting Unit exceeded its carrying value as of June 30, 2025. As a result, we concluded that a triggering event had occurred and we performed a quantitative impairment test.

As part of our annual impairment testing, we again performed a qualitative assessment of our goodwill at October 31, 2025 to determine if it was more likely than not that the fair value of the Marketplace Reporting Unit was less than its carrying value by evaluating relevant events and circumstances. Our financial outlook as of October 31, 2025, which reflected financial performance through October 31, 2025, was meaningfully lower than our financial outlook as of June 30, 2025, reflecting challenging industry trends extending into the fourth quarter of 2025 and declines in Private Label Offering order volume. After considering the reduced financial outlook and changes in our Class A common stock price, among other factors, we concluded that it was no longer more likely than not that the fair value of the Marketplace Reporting Unit exceeded its carrying value as of October 31, 2025. As a result, we performed a quantitative impairment test.

The fair value of goodwill in the quantitative impairment tests performed as of June 30, 2025 and October 31, 2025 was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis were (i) long-term projections of our financial performance and (ii) the weighted average cost of capital of market participants, adjusted for the risk attributable to our business and industry. The principal assumption used in the market approach was an estimate of a market-based multiple to determine estimated fair value.

Based on our impairment analysis, we determined that the estimated fair value of the Marketplace Reporting Unit was lower than its carrying value as of both June 30, 2025 and October 31, 2025, indicating that the goodwill had been impaired. Consequently, we recognized a non-cash impairment expense of $660.7 million related to our goodwill during the year ended December 31, 2025, $297.4 million of which was recognized as of June 30, 2025 and $363.3 million of which was recognized as of October 31, 2025. Impairment charges related to our goodwill are recorded in Impairment charges in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table summarizes the changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024 (in thousands):

Gross goodwill balance at January 1, 2024	$1,324,459
Accumulated impairment charges	(377,100)
Goodwill – net balance at January 1, 2024	947,359
Vegas.com Acquisition (Note 3)	536
Foreign currency translation adjustment	(4,776)
Goodwill – net balance at December 31, 2024	943,119
Foreign currency translation adjustment	1,467
Impairment charges	(660,671)
Goodwill – net balance at December 31, 2025	$283,915

At December 31, 2025 and 2024, accumulated impairment charges related to our goodwill were $1,037.8 million and $377.1 million, respectively.

Intangible Assets – Net

The following tables summarize the carrying amount and weighted average remaining life (in years, if applicable) of our intangible assets at December 31, 2025 and 2024 (in thousands):

	December 31,	Weighted Average
	2025	Remaining Life
Definite-lived intangible assets
Supplier relationships	$57,123	2.1
Customer relationships	34,620	1.0
Acquired developed technology	29,290	1.7
Capitalized development costs	63,835	2.1
Capitalized development costs – work in progress	5,931
Acquired Domain Name	17,348	14.5
Seat images	1,266	3.0
Foreign currency translation adjustment	(1,936)
Total gross book value	207,477
Less: accumulated amortization
Supplier relationships	(29,266)
Customer relationships	(24,603)
Acquired developed technology	(18,109)
Capitalized development costs	(41,098)
Acquired Domain Name	(1,292)
Seat images	(267)
Foreign currency translation adjustment	620
Total accumulated amortization	(114,015)
Indefinite-lived intangible assets
Trademarks	110,538
Foreign currency translation adjustment	(120)
Accumulated impairment charges	(62,352)
Intangible assets – net	$141,528

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

	December 31,	Weighted Average
	2024	Remaining Life
Definite-lived intangible assets
Supplier relationships	$57,123	3.1
Customer relationships	34,620	2.0
Acquired developed technology	29,240	2.6
Capitalized development costs	46,293	1.6
Capitalized development costs – work in progress	6,839
Acquired Domain Name	17,348	15.4
Seat images	347	3.0
Acquired Domain Name	(1,891)
Total gross book value	189,919
Less: accumulated amortization
Supplier relationships	(16,048)
Customer relationships	(14,053)
Acquired developed technology	(10,025)
Capitalized development costs	(27,325)
Acquired Domain Name	(88)
Seat images	(26)
Acquired Domain Name	357
Total accumulated amortization	(67,208)
Indefinite-lived intangible assets
Trademarks	110,538
Acquired Domain Name	(133)
Less: accumulated amortization	—
Intangible assets – net	$233,116

Definite-Lived Intangible Assets

Definite-lived intangible assets, which primarily derive from acquisitions and internal strategic investments, are recorded net of accumulated amortization and foreign currency translation adjustments.

On October 22, 2024, we acquired a domain name that we had previously licensed (the “Acquired Domain Name”). In exchange for the Acquired Domain Name, we are required to disburse monthly interest-free cash payments totaling $31.4 million through June 2040 (the “Acquired Domain Name Obligation”).

We account for the Acquired Domain Name as a definite-lived intangible asset under ASC Topic 350, Intangibles—Goodwill and Other. The purchase price of the Acquired Domain Name was $17.3 million, which will be amortized over a total period of 15.6 years (the “Acquired Domain Name Term”). As of December 31, 2025 and 2024, the Acquired Domain Name had a carrying value of $16.1 million and $17.3 million, respectively, which is recorded in Intangible assets – net in the Consolidated Balance Sheets.

We account for the Acquired Domain Name Obligation as a liability, for which interest will accrue over the Acquired Domain Name Term at an effective interest rate of 8.6% per annum. As of December 31, 2025 and 2024, the Acquired Domain Name Obligation had a carrying value of $16.6 million and $17.2 million, respectively, of which $0.6 million is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets and the remainder is recorded in Other liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, we recognized an expense of $1.4 million and $0.2 million, respectively, for interest incurred in relation to the Acquired Domain Name Obligation, which is recorded in Interest expense – net in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

During the years ended December 31, 2025, 2024, and 2023, we recognized an expense of $46.8 million, $42.4 million, and $15.7 million, respectively, for amortization related to our definite-lived intangible assets. Amortization expenses related to our definite-lived intangible assets are recorded in Depreciation and amortization expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2025, 2024, and 2023, we recognized a loss of $0.4 million, $0.2 million, and $0.6 million, respectively, for asset disposals related to our definite-lived intangible assets. Losses on asset disposals are recorded in General and administrative expenses in the Consolidated Statements of Operations.

The following table presents the estimated future amortization expense related to our definite-lived intangible assets (other than work in progress capitalized development costs) at December 31, 2025 (in thousands):

Definite-Lived Intangible Assets
2026	$42,241
2027	26,345
2028	6,211
2029	1,107
2030	1,107
Thereafter	10,520
Estimated future amortization expense	$87,531

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

As part of our annual impairment testing, we again performed a qualitative assessment of our indefinite-lived intangible assets at October 31, 2025 to determine if it was more likely than not that the fair value of certain indefinite-lived trademarks was less than their carrying value by evaluating relevant events and circumstances. After considering recent declines in our financial performance and near-term outlook, among other factors, we concluded that it was no longer more likely than not that the fair value of certain indefinite-lived trademarks exceeded their carrying value as of October 31, 2025. As a result, we performed a quantitative impairment test.

The fair value of certain indefinite-lived trademarks in the quantitative impairment tests performed as of June 30, 2025 and October 31, 2025 was determined using the relief-from-royalty method, a detailed valuation methodology that involves the application of reasonable royalty rates to a net sales stream using the discounted cash flow method.

Based on our impairment analysis, we determined that the estimated fair value of certain indefinite-lived trademarks was lower than their carrying value as of both June 30, 2025 and October 31, 2025, indicating that certain indefinite-lived trademarks had been impaired. Consequently, we recognized a non-cash impairment expense of $62.3 million related to certain indefinite-lived trademarks during the year ended December 31, 2025, $23.0 million of which was recognized as of June 30, 2025 and $39.3 million of which was recognized as of October 31, 2025. Impairment charges related to our indefinite-lived intangible assets are recorded in Impairment charges in the Consolidated Statements of Operations.

At December 31, 2025 and 2024, accumulated impairment charges related to our indefinite-lived intangible assets were $141.0 million and $78.7 million, respectively.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

11. Investments and Fair Value Measurements

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

We account for the Note in accordance with ASC Topic 320, Investments – Debt and Equity Securities, pursuant to which the Note is classified as an available-for-sale security and recognized at fair value. During the years ended December 31, 2025, 2024, and 2023, the Note had an unrealized loss of $0.1 million, an unrealized gain of $0.1 million, and an unrealized gain of $0.2 million, respectively. Unrealized gains and losses related to differences between the fair value of the Note and the carrying value of the Note are recorded as a separate component of Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss) on a recurring basis until realized. The Note’s amortized cost was $4.0 million and $3.0 million at December 31, 2025 and 2024, respectively. We did not recognize any credit losses related to the Note during the years ended December 31, 2025, 2024, and 2023.

We account for the Warrant in accordance with ASC 815, pursuant to which the Warrant is classified as a derivative instrument and recognized at fair value. During the years ended December 31, 2025 and 2024, the fair value of the Warrant decreased by $2.2 million and $0.8 million, respectively, for which we recognized a loss in both periods. During the year ended December 31, 2023, the fair value of the Warrant increased by $0.5 million, for which we recognized a gain in the period. Unrealized gains and losses related to changes in the fair value of the Warrant are recorded in Other income – net in the Consolidated Statements of Operations on a recurring basis until realized. The presentation of the Warrant, including whether it should be classified as an asset or a liability, is evaluated at the end of each reporting period.

Fair Value Measurements

We measure certain financial assets (i.e., investments) and non-financial assets (i.e., goodwill, intangible assets, and long-lived assets) in accordance with ASC 820, pursuant to which we disclose fair values as Level 1, Level 2, or Level 3 based on the fair value hierarchy.

Recurring Fair Value Measurements

The following tables present the recurring fair value measurements of our financial assets by hierarchy level at December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2025
Note	$—	$—	$4,241	$4,241
Warrant	—	—	1,124	1,124
	$—	$—	$5,365	$5,365

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024
Note	$—	$—	$3,604	$3,604
Warrant	—	—	3,325	3,325
	$—	$—	$6,929	$6,929

The fair value of the Note is determined using the income approach, which consists entirely of Level 3 inputs. The estimated fair value of the Warrant is determined using the Black-Scholes option pricing model, which requires us to make assumptions and judgments about the variables used in the calculation related to the expected term, the

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

expected volatility, the risk-free rate of interest, and the expected dividend yield. Because of the inherent uncertainty of these valuations, the estimated fair values of the Note and the Warrant may differ significantly from the fair values that would have been used had a ready market for the investments existed, the effects of which could be material.

The following table presents quantitative information about the significant unobservable inputs applied to the recurring Level 3 fair value measurements of our financial assets at December 31, 2025 and 2024:

		December 31,	December 31,
Asset	Significant Unobservable Inputs	2025	2024
Note	Expected term (years)	4.5	5.5
	Implied yield	21.7%	21.0%
Warrant	Expected term (years)	4.5	5.5
	Expected volatility	62.0%	59.0%
	Risk-free rate	3.7%	4.4%
	Expected dividend yield	0.0%	0.0%

The following table summarizes the changes in the carrying amounts of the Note and the Warrant (both of which are measured at fair value using Level 3 significant unobservable inputs) during the years ended December 31, 2025 and 2024 (in thousands):

	Note	Warrant
Balances at January 1, 2024	$2,868	$4,125
Accretion of discount	116	—
Interest paid-in-kind	501	—
Unrealized gains (losses):
Recorded in Net income (loss)	—	(800)
Recorded in Other comprehensive income (loss)	119	—
Total unrealized gains (losses)	119	(800)
Balances at December 31, 2024	3,604	3,325
Accretion of discount	218	—
Interest paid-in-kind	539	—
Unrealized losses:
Recorded in Net income (loss)	—	(2,201)
Recorded in Other comprehensive income (loss)	(120)	—
Total unrealized losses	(120)	(2,201)
Balances at December 31, 2025	$4,241	$1,124

Nonrecurring Fair Value Measurements

The following table presents quantitative information about the significant unobservable inputs applied to the nonrecurring Level 3 fair value measurements of our non-financial assets as of October 31, 2025, which was the latest annual quantitative impairment test date of the following non-financial assets:

Asset	Significant Unobservable Inputs	Range (Weighted Average)
Goodwill	Discount rate	15.6%
	Long-term growth rate	3.0%
Trademarks	Discount rate	13.9% - 17.2% (15.2%)
	Long-term growth rate	3.0% - 3.0% (3.0%)
	Royalty rate	1.0% - 4.0% (2.2%)

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table presents the sensitivities to changes in the significant unobservable inputs as of October 31, 2025, which was the latest annual quantitative impairment test date of the following non-financial assets (in thousands):

	Goodwill	Trademarks
50 basis point increase in discount rate	$(4,507)	$(957)
50 basis point decrease in long-term growth rate	(1,653)	(443)
50 basis point decrease in royalty rate	—	(14,156)

See Note 2, Summary of Significant Accounting Policies, and Note 10, Goodwill – Net and Intangible Assets – Net, for more information regarding the fair value methodologies of our non-financial assets.

12. Accrued Expenses and Other Current Liabilities

The following table presents the major components of accrued expenses and other current liabilities at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Accrued marketing expense	$21,159	$30,573
Accrued customer credits	52,321	55,785
Accrued future customer compensation	15,771	26,614
Accrued payroll	10,463	10,128
Accrued operating expenses	11,800	16,193
Other current liabilities	14,443	25,754
Accrued expenses and other current liabilities	$125,957	$165,047

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

During the years ended December 31, 2025, 2024, and 2023, $13.7 million, $18.5 million, and $15.1 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $4.4 million, $12.2 million, and $20.6 million, respectively. Breakage amounts are recorded net of reductions in associated accounts receivable balances.

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

During the years ended December 31, 2025, 2024, and 2023, we recognized a net decrease in revenue of $0.2 million, a net increase in revenue of $1.1 million, and a net increase in revenue of $0.1 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where our performance obligations were satisfied in prior periods.

Accrued future customer compensation decreased by $10.8 million between December 31, 2024 and 2025, primarily due to a decrease in estimated future event cancellations. A related provision for the expected recovery of compensation from customers is recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

13. Long-Term Debt – Net

The following table presents the major components of long-term debt, net of unamortized debt issuance costs and current maturities, at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
2024 First Lien Loan	$—	$393,025
2025 First Lien Loan	390,077	—
Outstanding debt	390,077	393,025
Less: unamortized debt issuance costs	(2,716)	(4,115)
Long-term debt	387,361	388,910
Less: current maturities of long-term debt	(3,930)	(3,950)
Long-term debt – net	$383,431	$384,960

2022 First Lien Loan & Revolving Facility

In 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “Revolving Facility”). As of December 31, 2025, availability under the Revolving Facility was reduced by $5.0 million due to outstanding letters of credit.

2024 First Lien Loan

On June 14, 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan (the “2024 First Lien Loan”). The Revolving Facility was not impacted by the refinancing.

The 2024 First Lien Loan carried an interest rate equal to the secured overnight financing rate (“SOFR”) (subject to a 0.5% floor) plus a margin of 3.00%. The effective interest rate on the 2024 First Lien Loan was 7.9% per annum at December 31, 2024. Other than with respect to the interest rate, the 2024 First Lien Loan had the same material terms (including with respect to maturity, prepayment, security, covenants, and events of default) as the 2025 First Lien Loan (as defined in the “2025 First Lien Loan” section below).

At December 31, 2024, the fair value of the 2024 First Lien Loan approximated its carrying value.

2025 First Lien Loan

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The Revolving Facility was not impacted by the refinancing.

The terms of the 2025 First Lien Loan specify a SOFR-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when borrowings under the Revolving Facility exceed certain levels. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and, subject to certain exceptions provided for therein, substantially all of Hoya Intermediate’s direct and indirect wholly owned domestic subsidiaries (collectively, the “Guarantors”). The 2025 First Lien Loan requires quarterly principal payments of $1.0 million. All obligations under the 2025 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and the Guarantors’ assets.

The 2025 First Lien Loan carries an interest rate equal to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The effective interest rate on the 2025 First Lien Loan was 6.3% at December 31, 2025.

The 2025 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. At December 31, 2025, the estimated fair value and carrying value of the 2025 First Lien Loan were $220.4 million and $387.4 million, respectively. If measured at

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

fair value, the 2025 First Lien Loan would be classified as Level 2 within the fair value hierarchy because its fair value would be estimated using quoted market prices that are directly observable in the marketplace. See Note 2, Summary of Significant Accounting Policies, and Note 11, Investments and Fair Value Measurements, for more information regarding our approach and accounting treatment of recurring and nonrecurring fair value measurements.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the 2025 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and a failure to remedy any such non-compliance could result in the acceleration of the loans or foreclosure on the collateral. As of December 31, 2025 and 2024, we were in compliance with all debt covenants related to the 2025 First Lien Loan and the 2024 First Lien Loan, respectively, and had no outstanding borrowings under the Revolving Facility.

In accordance with ASC Topic 470, Debt, we analyzed our outstanding balances with each lender both immediately before and immediately after refinancing the 2024 First Lien Loan with the 2025 First Lien Loan and determined that the refinancing is partly accounted for as a debt modification (the “First Lien Loan Modification”), partly accounted for as a debt extinguishment (the “First Lien Loan Extinguishment”), and partly accounted for as an issuance of new debt (the “First Lien Loan Issuance”).

During the year ended December 31, 2025, we (i) recognized an expense of $0.6 million for third-party fees incurred in relation to the First Lien Loan Modification, which is recorded in Other income – net in the Consolidated Statements of Operations; (ii) recognized an expense of $0.8 million for losses incurred in relation to the First Lien Loan Extinguishment, which is recorded in Loss on extinguishment of debt in the Consolidated Statements of Operations; and (iii) capitalized $0.2 million of third-party fees incurred in relation to the First Lien Loan Issuance, which is recorded in Long-term debt – net in the Consolidated Balance Sheets.

Shoko Chukin Bank Loan

In connection with the Wavedash Acquisition, we assumed the Shoko Chukin Bank Loan of JPY 458.3 million (approximately $3.1 million), which had an original maturity date of June 24, 2026 and was subject to a fixed interest rate of 1.3% per annum. On April 4, 2024, we paid off the Shoko Chukin Bank Loan balance in its entirety.

Future Maturities of Outstanding Debt

The following table presents the future maturities of our outstanding debt, which entirely consists of the 2025 First Lien Loan, at December 31, 2025 (in thousands):

2025 First Lien Loan
2026	$3,930
2027	3,930
2028	3,930
2029	378,287
Future maturities of outstanding debt	$390,077

14. Employee Benefit Plan

We have a defined contribution and profit-sharing 401(k) plan that covers substantially all employees who meet eligibility requirements. Participants may contribute to the plan, through regular payroll deductions, an amount subject to limitations imposed by the Internal Revenue Service. The plan also provides for discretionary profit-sharing contributions and matching contributions. During the years ended December 31, 2025, 2024, and 2023, we provided matching contributions of $2.1 million, $2.2 million, and $1.6 million, respectively, which is recorded in General and administrative expenses in the Consolidated Statements of Operations. We did not provide any discretionary profit-sharing contributions during the years ended December 31, 2025, 2024, and 2023.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

15. Financial Instruments

In connection with the Reverse Stock Split, proportionate equitable adjustments were made to the number of shares issuable upon exercise of the Public Warrants, Private Warrants, Exercise Warrants, Mirror Warrants, and Intermediate Warrants (each as defined below), as well as to the exercise and redemption prices thereof, as applicable. All share, per share, unit, and per unit amounts set forth below reflect these adjustments. See Note 1, Background and Basis of Presentation, for more information.

Public Warrants

We issued certain warrants that entitle the holders thereof (including Horizon Sponsor) to purchase shares of Class A common stock at an exercise price of $230.00 per share (the “Public Warrants”) . The Public Warrants are traded on the Nasdaq Global Select Market under the symbol “SEATW.”

We may, in our sole discretion, reduce the exercise price of the Public Warrants to induce early exercise, provided that we provide at least five days’ advance notice. The exercise price and number of shares issuable upon exercise of the Public Warrants may also be adjusted in certain circumstances, including in the event of a share dividend, recapitalization, reorganization, merger, or consolidation. In no event are we required to net cash settle the Public Warrants.

The Public Warrants expire at the earliest of the date that is five years following the Merger Transaction, the date of our liquidation, or the date of our optional redemption thereof, provided that the value of our Class A common stock exceeds $360.00 per share. There is an effective registration statement and prospectus relating to the shares issuable upon exercise of the Public Warrants.

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

As of December 31, 2025 and 2024, there were Public Warrants to purchase 338,342 shares of Class A common stock outstanding.

Private Warrants

We issued certain warrants that entitle Horizon Sponsor to purchase shares of Class A common stock at an exercise price of $230.00 per share (the “Private Warrants”). The Private Warrants have similar terms to the Public Warrants, but are not redeemable by us.

As of December 31, 2025 and 2024, there were Private Warrants to purchase 325,989 shares of Class A common stock outstanding.

Exercise Warrants

We issued certain warrants that entitle Horizon Sponsor to purchase shares of Class A common stock at exercise prices of $200.00 and $300.00 per share (the “Exercise Warrants”). The Exercise Warrants have similar terms to the Public Warrants, but have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable.

As of December 31, 2025 and 2024, there were Exercise Warrants to purchase 1,700,000 shares of Class A common stock outstanding (850,000 at an exercise price of $200.00 per share and 850,000 at an exercise price of $300.00 per share).

Mirror Warrants

Hoya Intermediate issued certain warrants that entitled us to purchase Intermediate Units at exercise prices of $200.00, $300.00, and $230.00 per unit (the “Mirror Warrants”). The Mirror Warrants had nearly identical terms to

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

the Public Warrants, Private Warrants, and Exercise Warrants. If a Public Warrant, Private Warrant, or Exercise Warrant were exercised or tendered, an equivalent number of Mirror Warrants would be exercised or tendered.

As of December 31, 2024, there were Mirror Warrants to purchase 2,364,331 Intermediate Units outstanding (850,000 at an exercise price of $200.00 per unit, 850,000 at an exercise price of $300.00 per unit, and 664,331 at an exercise price of $230.00 per unit).

On October 31, 2025, the Mirror Warrants were terminated in connection with the Corporate Simplification. As a result, as of December 31, 2025, there were zero Mirror Warrants outstanding. See Note 1, Background and Basis of Presentation, for more information.

Intermediate Warrants

In connection with the Merger Transaction, Hoya Intermediate issued certain warrants that entitled Hoya Topco to purchase Intermediate Units at exercise prices of $200.00 and $300.00 per unit (the “Intermediate Warrants”).

Because the Intermediate Warrants allowed for cash redemption at the discretion of the holder, they met the criteria to be classified as liability instruments and were recorded in Other liabilities in the Consolidated Balance Sheets. Upon consummation of the Merger Transaction, the fair value of the Intermediate Warrants was determined using the Black-Scholes model and estimated at $18.8 million, for which we recorded a warrant liability.

As of December 31, 2024, there were Intermediate Warrants to purchase 200,000 Intermediate Units outstanding (100,000 at an exercise price of $200.00 per share and 100,000 at an exercise price of $300.00 per share).

On October 31, 2025, the Intermediate Warrants were replaced by the Amended Intermediate Warrants (as defined in the “Amended Intermediate Warrants” section below) in connection with the Corporate Simplification. As a result, as of December 31, 2025, there were zero Intermediate Warrants outstanding. See Note 1, Background and Basis of Presentation, for more information.

Option Contingent Intermediate Warrants

A portion of the Intermediate Warrants that were issued in connection with the Merger Transaction entitled Hoya Topco to purchase 50,000 Intermediate Units at an exercise price of $200.00 per unit and 50,000 Intermediate Units at an exercise price of $300.00 per unit (the “Option Contingent Intermediate Warrants”). The Option Contingent Intermediate Warrants were issued in tandem with stock options that we issued to members of our management team (the “Management Options”) and were exercisable only if a Management Option were forfeited or expired unexercised.

Upon consummation of the Merger Transaction, the fair value of the Option Contingent Intermediate Warrants was determined using the Black-Scholes model and estimated at $1.6 million, for which we recorded a warrant liability. The estimated fair value of the Option Contingent Intermediate Warrants was adjusted to reflect the probability of forfeiture of the Management Options based on historical forfeiture rates for Hoya Topco profits interests.

On December 7, 2023, Hoya Topco voluntarily terminated the Option Contingent Intermediate Warrants. Immediately before such termination, the fair value of the liability related to the Option Contingent Intermediate Warrants was determined using the Black-Scholes model and estimated at $1.1 million. Upon such termination, this liability was reduced to zero, with an equivalent increase recorded in Redeemable noncontrolling interests in the Consolidated Balance Sheets. As a result, as of December 31, 2025 and 2024, there were zero Option Contingent Intermediate Warrants outstanding.

Amended Intermediate Warrants

In connection with the Corporate Simplification, the Intermediate Warrants were amended to, in lieu of providing for the right to purchase Intermediate Units and allowing for cash redemption at the discretion of the holder, instead provide for the right to purchase equal numbers of shares of Class A common stock at equal exercise prices and not allow for cash redemption (as amended, the “Amended Intermediate Warrants”). As a result, the Amended Intermediate Warrants now have substantially similar terms to the Private Warrants.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Because the Amended Intermediate Warrants no longer allow for cash redemption at the discretion of the holder, they meet the criteria to be classified as equity instruments and, accordingly, were reclassified from Other liabilities to Additional paid-in capital in the Consolidated Balance Sheets as of December 31, 2025. Immediately before the reclassification, the fair value of the Intermediate Warrants was $0.3 million.

As of December 31, 2025, there were Amended Intermediate Warrants to purchase 200,000 shares of Class A common stock outstanding (100,000 at an exercise price of $200.00 per share and 100,000 at an exercise price of $300.00 per share).

Fair Value Measurements

The following table presents quantitative information about the significant unobservable assumptions applied to the final fair value measurement of the Intermediate Warrants as of October 31, 2025 (the date on which the Intermediate Warrants were reclassified from liability instruments to equity instruments) and the recurring fair value measurement of the Intermediate Warrants as of December 31, 2024:

	October 31,	December 31,
Significant Unobservable Inputs	2025	2024
Expected term (years)	6.0	6.8
Expected volatility	71.0%	52.0%
Risk-free rate	3.8%	4.5%
Expected dividend yield	0.0%	0.0%

During the years ended December 31, 2025, 2024, and 2023, the fair value of the Intermediate Warrants decreased by $5.9 million, $4.0 million, and $1.0 million, respectively, for which we recognized a gain in all periods. Gains related to changes in the fair value of the Intermediate Warrants are recorded in Other income – net in the Consolidated Statements of Operations.

16. Redeemable noncontrolling Interests

Prior to the Corporate Simplification, Hoya Topco held 100% of our Class B common stock and 36.9% of the Intermediate Units, which represented a redeemable noncontrolling interest in VSI. At its discretion, Hoya Topco had the right to exchange its Intermediate Units for shares of Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption.

For periods through the consummation of the Corporate Simplification, net income (loss) attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net income (loss) incurred in the period by Hoya Topco’s weighted average percentage allocation of Intermediate Units during the period. See Note 22, Earnings Per Share, for computation of net income (loss) attributable to redeemable noncontrolling interests.

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common stock. As a result, our redeemable noncontrolling interests were extinguished, Hoya Intermediate is now a wholly owned subsidiary of VSI, and the net income (loss) attributable to Hoya Topco’s redeemable noncontrolling interests for the year ended December 31, 2025 only pertains to the period from January 1, 2025 through October 31, 2025. See Note 1, Background and Basis of Presentation for more information.

17. Equity

Corporate Simplification

Prior to the Corporate Simplification, VSI held a 63.1% interest in Hoya Intermediate, and Hoya Topco held the remainder. Hoya Topco’s interest in Hoya Intermediate represented a redeemable noncontrolling interest. At its discretion, Hoya Topco had the right to exchange its Intermediate Units for shares of Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption. See Note 16, Redeemable Noncontrolling Interests, for additional detail on Hoya Topco’s former right to exchange its Intermediate Units. As the redeemable noncontrolling interests were redeemable upon the occurrence of an event not solely within our control, we classified them as temporary equity. Our redeemable noncontrolling interests were initially measured

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

at Hoya Topco’s share in the net assets of Hoya Intermediate upon consummation of the Merger Transaction. Subsequent remeasurements of our redeemable noncontrolling interests (which were based on the fair value of our Class A common stock) were recorded as a deemed dividend each reporting period, which reduced Retained earnings, if any, or Additional paid-in capital in the Consolidated Balance Sheets.

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common stock. As a result, our redeemable noncontrolling interests were extinguished and Hoya Intermediate is now a wholly owned subsidiary of VSI. See Note 1, Background and Basis of Presentation for more information.

Share Repurchase Program

On February 29, 2024, our Board authorized a share repurchase program for up to $100.0 million of Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced on March 5, 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares.

During the years ended December 31, 2025 and 2024, we repurchased 0.4 million and 0.2 million shares of Class A common stock, respectively, under the Share Repurchase Program, for which we paid $18.1 million and $22.8 million, respectively, and incurred commissions and excise taxes of $0.3 million and $0.1 million, respectively. As of December 31, 2025, we recognized a liability of $0.1 million for unpaid excise taxes related to repurchases of Class A common stock, which is recorded in Accrued expenses and other current liabilities in the Consolidated Balanced Sheets.

Cumulatively as of December 31, 2025, we have repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we have paid $40.9 million and incurred commissions and excise taxes of $0.4 million. As of December 31, 2025, $59.1 million remained available for future repurchases under the Share Repurchase Program.

All of the above share repurchases were accounted for as equity transactions and are recorded in Treasury stock in the Consolidated Balance Sheets.

2023 Secondary Offerings

In 2023, Hoya Topco, as selling stockholder, completed the following public offerings of shares of Class A common stock:

•
On May 22, 2023, it sold 0.8 million shares, and on June 15, 2023, it sold 0.1 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares (collectively, the “June 2023 Secondary Offering”). The shares were purchased by the underwriters for $153.60 per share and sold at a public offering price of $160.00 per share. Hoya Topco exchanged 0.9 million shares of Class B common stock and 0.9 million Intermediate Units for the shares that it sold. We did not receive any proceeds from Hoya Topco’s sale of shares in the June 2023 Secondary Offering.
•
On December 12, 2023, it sold 1.2 million shares, which included 0.2 million shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares and 0.1 million shares repurchased by us (collectively, the “December 2023 Secondary Offering” and, together with the June 2023 Secondary Offering, the “2023 Secondary Offerings”). The shares were purchased by the underwriters for $124.80 per share and, other than the 0.1 million shares that we repurchased, sold at a public offering price of $130.00 per share. Hoya Topco exchanged 1.2 million shares of Class B common stock and 1.2 million Intermediate Units for the shares that it sold. We did not receive any proceeds from Hoya Topco’s sale of shares in the December 2023 Secondary Offering.

During the year ended December 31, 2023, we recognized an expense of $2.2 million for fees incurred in relation to the 2023 Secondary Offerings, which is recorded in General and administrative expenses in the Consolidated Statements of Operations.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in each major component of Accumulated other comprehensive income (loss) attributable to Class A common stockholders during the years ended December 31, 2025 and 2024 (in thousands):

	Accumulated Unrealized Gain on Note	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2024	$106	$641	$747
Recorded in Other comprehensive income (loss)	75	(1,702)	(1,627)
Balances at December 31, 2024	181	(1,061)	(880)
Recorded in Other comprehensive income (loss)	(106)	1,006	900
Mergers and exchange of Class B common stock for Class A common stock in connection with Corporate Simplification	120	33	153
Balances at December 31, 2025	$195	$(22)	$173

18. Commitments and Contingencies

Purchase Obligations

We enter into non-cancelable arrangements, primarily related to the purchase of marketing services and tickets at an agreed upon price. Our purchase obligations are $8.9 million payable in the next 12 months and $12.7 million payable thereafter.

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in management’s opinion, could have a material effect on our business, financial position, or results of operations other than those matters discussed below.

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in 2020. In 2022, certain class members were issued coupons and other class members were notified that they were eligible to submit a claim for a coupon. As of December 31, 2025 and 2024, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We were a defendant in a class action lawsuit regarding customer compensation for cancellations related to COVID-19 restrictions. A final order approving the settlement of this lawsuit was entered by the court on January 31, 2023, pursuant to which we paid $3.3 million (after insurance) to cover legal and administrative fees and approved claims, payments for which were made in August 2023. We had no accrued liability as of December 31, 2025 and 2024 related to this matter.

We were a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. A final order approving the settlement of this lawsuit was entered by the court on January 29, 2025, pursuant to which $0.3 million was paid to cover approved claims and legal and administrative fees. This amount, which was covered in full by insurance, was paid on March 28, 2025. As of December 31, 2025, we had no accrued liability related to this matter. As of December 31, 2024, a liability of $0.3 million was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets related to this matter.

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

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

As of December 31, 2025 and 2024, we recognized a liability of $3.4 million and $7.5 million, respectively, related to uncollected indirect taxes (including sales taxes). This uncollected indirect tax liability, which is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets, increases when accruals are made in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer and decreases when we receive abatements and/or recognize other reductions to the balance.

During the years ended December 31, 2025, 2024, and 2023 we recognized a net benefit of $0.8 million, a net expense of $5.8 million, and a net expense of $3.2 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). The net expense/benefit related to the liability for uncollected indirect taxes (including sales taxes) is recorded in General and administrative expenses in the Consolidated Statements of Operations.

Sponsorship Loan

On August 23, 2024, we and a privately held company entered into a sponsorship and custom content partnership agreement providing us with various marketing services in exchange for our issuance of an interest-free loan payable in installments that could total a maximum of $5.0 million (the “Sponsorship Loan”). We account for the Sponsorship Loan as a note receivable in accordance with ASC Topic 310, Receivables. On August 26, 2024, we disbursed $2.0 million of the Sponsorship Loan. While there is no stated maturity date for the Sponsorship Loan, we are entitled to a portion of advertising revenue received by the counterparty until it is repaid in full.

On June 30, 2025, we recorded a full write-off on the outstanding balance of the Sponsorship Loan as a result of the counterparty filing for bankruptcy. The Sponsorship Loan’s carrying amount was written down to zero, reflecting the expectation of no recoverable amount under ASC Topic 326, Measurement of Credit Losses on Financial Instruments. During the year ended December 31, 2025, we recognized a loss of $2.0 million in connection to the write-off of the Sponsorship Loan, which is recorded in Other income – net in the Consolidated Statements of Operations.

19. Related–Party Transactions

Viral Nation

Viral Nation Inc. (“Viral Nation”) is a marketing agency that creates viral and social media influencer campaigns and provides advertising, marketing, and technology services. Todd Boehly, a member of our Board, serves on the board of directors of Viral Nation and is the Co-Founder, Chairman, and CEO of Eldridge Industries, LLC (“Eldridge”), which owns greater than 10% of Viral Nation. For Viral Nation’s services, we recognized an expense of $0.3 million and $1.7 million during the years ended December 31, 2024 and 2023, respectively, which is recorded in Marketing and selling expenses in the Consolidated Statements of Operations. We did not recognize an expense for Viral Nation’s services during the year ended December 31, 2025.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Rolling Stone

Rolling Stone, LLC (“Rolling Stone”) is a high-profile magazine and media platform that focuses on music, film, television, and news coverage. Todd Boehly, a member of our Board, is the Co-Founder, Chairman, and CEO of Eldridge, which owns greater than 10% of Rolling Stone. In relation to a strategic partnership with Rolling Stone, we recognized an expense of $0.7 million during the year ended December 31, 2023. We did not recognize an expense in relation to the strategic partnership with Rolling Stone during the years ended December 31, 2025 and 2024.

Los Angeles Dodgers

The Los Angeles Dodgers are a Major League Baseball team based in Los Angeles, California. Todd Boehly, a member of our Board, owns greater than 10% of the Los Angeles Dodgers. In relation to a strategic partnership with the Los Angeles Dodgers, including our designation as the official ticket marketplace of the Los Angeles Dodgers and certain other advertising, marketing, promotional, and sponsorship benefits, we recognized an expense of $2.2 million and $1.5 million during the years ended December 31, 2024 and 2023, respectively, which is recorded in Marketing and selling expenses in the Consolidated Statements of Operations. We did not recognize an expense in relation to the strategic partnership with the Los Angeles Dodgers during the year ended December 31, 2025.

Mabl

Mabl, Inc. (“Mabl”) is a software company that uses its proprietary AI-powered platform to provide automation support and other similar technology services. Martin Taylor, a former member of our Board, is a Senior Managing Director at Vista Equity Partners, which is an investor in Mabl. For Mabl's services, we recognized an expense of $0.2 million, less than $0.1 million, and zero during the years ended December 31, 2025, 2024, and 2023, respectively, which is recorded in General and administrative expenses in the Consolidated Statements of Operations.

TRA

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate unitholders. See “TRA” in Note 20, Income Taxes, for more information.

In connection with the Corporate Simplification, all rights and obligations under the TRA were terminated (other than certain terms thereof that expressly survived), including $5.8 million of cash payments that would have otherwise been due in the first quarter of 2026, in exchange for the issuance of 403,022 shares of Class A common stock. See Note 1, Background and Basis of Presentation and “TRA” in Note 20, Income Taxes for more information.

Share Repurchase

On December 12, 2023, we repurchased 0.1 million shares of Class A common stock from the underwriters of the December 2023 Secondary Offering. The shares were initially purchased by the underwriters from Hoya Topco, the selling stockholder, at a price of $124.80 per share. We paid the same price per share to the underwriters, which was funded with cash on hand. See Note 17, Equity, for more information.

20. Income Taxes

VSI is subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income (loss) of Hoya Intermediate, other subsidiaries of VSI, and any standalone income (loss) we generate. Hoya Intermediate is organized as a limited liability company, whereas the other subsidiaries of VSI are treated as corporations and will separately file and pay taxes apart from VSI in various jurisdictions, including the United States (federal, state, and local), Canada, Japan, Luxembourg, and the United Kingdom.

For periods prior to the Corporate Simplification, Hoya Intermediate was treated as a partnership for federal and state income tax purposes and was generally not subject to entity level income taxes. During those periods, Hoya Intermediate’s taxable income (loss) was passed through to its members, including VSI and Hoya Topco, each of whom were responsible for their own U.S. federal and state income taxes. Following the Corporate Simplification, Hoya Intermediate continued to be treated as a partnership, with VSI now indirectly holding all of its units. See Note 1, Background and Basis of Presentation, for more information.

During the three months and year ended December 31, 2025, VSI also completed an internal legal entity restructuring to further simplify its organizational structure and align its U.S. operations within a single U.S.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

consolidated tax group. The restructuring included a series of stock and partnership interest contributions leading to the conversion of Hoya Intermediate from a partnership to a disregarded entity for U.S. federal and state income tax purposes, with VSI continuing to hold all of its units. As a result, we now account for our deferred taxes related to the operations of Hoya Intermediate based on the financial accounting to income tax basis differences of the assets and liabilities held by Hoya Intermediate, where prior to the Corporate Simplification and the legal entity restructuring, we accounted for our deferred taxes related to the operations of Hoya Intermediate based on the financial accounting to income tax basis differences of our investment in Hoya Intermediate.

The following table presents the major components of income (loss) before income taxes and income tax expense (benefit) during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$(603,367)	$22,838	$68,166
Foreign	(48,738)	(119)	2,776
Income (loss) before income taxes	$(652,105)	$22,719	$70,942

	Years Ended December 31,
	2025	2024	2023
U.S. federal income tax expense (benefit)	$(6,816)	$3,048	$1,084
State and local income tax expense	423	256	326
Foreign federal income tax expense	1,333	3,867	1,250
Current income tax expense (benefit)	(5,060)	7,171	2,660
U.S. federal income tax expense (benefit)	66,543	2,650	(38,915)
State and local income tax expense (benefit)	10,084	2,696	(5,572)
Foreign federal income tax benefit	(2,182)	(4,100)	(372)
Deferred income tax expense (benefit)	74,445	1,246	(44,859)
Income tax expense (benefit)	$69,385	$8,417	$(42,199)

We adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax expense and rate to our actual global effective income tax expense and rate for the year ended December 31, 2025 (in thousands, except percentages):

	Amount	Percent
U.S. federal statutory income tax rate	$(136,942)	21.0%
State and local income taxes, net of federal(1)	8,394	(1.3)%
Foreign tax effects	9,352	(1.4)%
Effect of cross-border tax laws	86	(0.0)%
Tax credits	(628)	0.1%
Change in valuation allowance	139,437	(21.4)%
Nontaxable or nondeductible items:
Redeemable noncontrolling interests	49,195	(7.5)%
Changes to TRA liability	(31,651)	4.9%
Changes in unrecognized tax benefits	(9,105)	1.4%
Other items:
Deferred tax adjustment	37,380	(5.7)%
Other	3,867	(0.6)%
Income tax expense	$69,385	(10.6)%
(1)
State and local income taxes in California, Illinois, and New York made up more than 50% of the tax effect in this category.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate of 21% to our actual global effective income tax rate for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State and local income taxes, net of federal	3.1%	2.2%
Foreign rate differential	(1.9)%	0.4%
Redeemable noncontrolling interests	(1.9)%	(10.9)%
Change in valuation allowance	(21.6)%	(131.9)%
Deferred tax adjustment	6.8%	30.8%
Research and development credit	(4.6)%	(1.1)%
Impact of restructuring	0.0%	28.6%
Limitation on compensation deductions	13.1%	1.5%
Equity-based compensation	6.5%	0.0%
Tax rate change	13.1%	0.0%
Other	3.4%	(0.1)%
Income tax expense (benefit)	37.0%	(59.5)%

The following table presents cash paid for income taxes by jurisdiction for the year ended December 31, 2025 (in thousands):

Cash paid for U.S. income taxes:
Federal	$2,415
State and local	331
Total cash paid for U.S. income taxes	2,746
Cash paid for foreign federal income taxes:
Canada	610
Japan	3,013
Total cash paid for foreign federal income taxes	3,623
Cash paid for income taxes	$6,369

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table summarizes our deferred tax balances at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets – net
Net operating loss	$40,049	$12,487
Equity-based compensation	6,574	3,797
Interest carryforwards	13,541	20,126
Intangible assets and goodwill	116,092	—
Accrued customer compensation	12,661	—
Cancellation reserve	4,229	—
Operating lease liabilities	4,686	—
Investment in partnership	—	28,446
TRA	—	38,232
Other	12,661	3,037
Total deferred tax assets	210,493	106,125
Less: valuation allowance	(200,312)	(26,182)
Total deferred tax assets – net	10,181	79,943
Deferred tax liabilities
Intangible assets	4,881	6,779
Right-of-use assets	2,715	—
Other	4,238	61
Total deferred tax liabilities	11,834	6,840
Net deferred tax asset / (liabilities)	$(1,653)	$73,103

We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. As of December 31, 2025, we maintained a $200.3 million valuation allowance against the tax benefits of our U.S. net deferred tax assets because we determined these assets are not more likely than not to be realized as of December 31, 2025. In making this determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income (loss), tax planning strategies, and recent results of operations.

Excluded from the deferred tax asset for investment in partnership at December 31, 2024 is a portion of the income tax basis in the partnership investment that will only reverse upon sale as a capital loss. As we do not expect to have sufficient sources of future capital gains to offset this future capital loss, we have not disclosed a deferred tax asset for this portion of the basis difference in the investment in the partnership, nor the associated valuation allowance. We disclose the deferred tax asset associated with items expected to be recovered through ordinary business operations; however, the portion of deferred tax asset disclosed for which no ordinary tax benefit is expected due to partnership allocation rules is offset by a valuation allowance.

The following table summarizes the changes in the carrying amount of our deferred tax asset valuation allowance during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Valuation allowance at beginning of year	$26,182	$32,318	$118,734
Prior period adjustments(1)	—	—	(14,536)
Charged (credited) to costs and expenses	159,819	(4,897)	(72,968)
Charged (credited) to other accounts	14,311	(1,239)	1,088
Valuation allowance at end of year	$200,312	$26,182	$32,318

(1) In 2023, there was an adjustment to the investment in partnership and net operating loss deferred tax assets and related valuation allowance. This adjustment had no net impact to income tax benefit during the year ended December 31, 2023.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

As of June 30, 2023, in part because in the current year we entered into a cumulative income position in the U.S. federal tax jurisdiction, we determined that there was sufficient positive evidence to conclude that it was more likely than not that deferred tax assets of $31.3 million associated with our investment in partnership, U.S. net operating losses, interest expense limitations, and tax credit carryforwards were realizable. We therefore reduced the valuation allowance accordingly.

As of December 31, 2024, after reassessing the realizability of our deferred tax assets, we reduced the valuation allowance by $6.1 million associated with the investment in partnership deferred tax asset.

As of June 30, 2025, in part because during the three months ended June 30, 2025 we (i) recorded a significant impairment of our goodwill and certain indefinite-lived intangible assets, (ii) entered into a cumulative loss position, and (iii) had a negative trend in earnings in the United States, we determined that there was sufficient negative evidence to conclude that our U.S. deferred tax assets associated with our investment in partnership, TRA, U.S. net operating losses, interest expense limitations, and tax credit carryforwards were not realizable. We therefore increased the valuation allowance accordingly. As of December 31, 2025, we maintained a valuation allowance against our net U.S. deferred tax assets of $200.3 million, as these assets are not more likely than not to be realized.

At December 31, 2025, we had U.S. federal and state deferred interest carryforwards totaling $60.8 million, U.S. state operating loss carryforwards totaling $50.5 million, and U.S. federal operating loss carryforwards totaling $161.2 million. Certain of the U.S. federal and state operating loss carryforwards begin to expire in 2029 with the remainder of the U.S. federal and state net operating loss carryforwards having no expiration date. Certain tax attributes remain subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), as a result of the historical acquisitions.

At December 31, 2025, with respect to our operations outside the United States, we had foreign operating loss carryforwards totaling $2.7 million, which begin to expire in 2037.

At December 31, 2025, we were not indefinitely reinvested on undistributed earnings from our foreign operations. The deferred tax liability associated with the future repatriation of these earnings was $0.1 million.

ASC Topic 740, Income Taxes, prescribes a recognition threshold of more likely than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements. The following table summarizes the changes in the carrying amount of our unrecognized benefits related to a tax refund during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Unrecognized tax benefits at beginning of year	$7,500	$7,500	$7,500
Reductions due to lapse of statute of limitations	(7,500)	—	—
Unrecognized tax benefits at end of year	$—	$7,500	$7,500

We are subject to routine audits by taxing jurisdictions. The periods subject to tax audits are 2021 through 2025. There are currently no audits for any tax periods in progress.

TRA

In connection with the Merger Transaction, we entered into the TRA with the existing Hoya Intermediate unitholders that provided for our payment to such unitholders of 85% of the amount of any tax savings that we realize (or, under certain circumstances, are deemed to realize) as a result of, or attributable to: (i) increases in the tax basis of assets owned directly or indirectly by Hoya Intermediate or its subsidiaries from, among other things, any redemptions or exchanges of Intermediate Units; (ii) existing tax basis (including depreciation and amortization deductions arising from such tax basis) in long-lived assets owned directly or indirectly by Hoya Intermediate or its subsidiaries; and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to us making payments under the TRA.

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

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

the basis difference in the investment in the partnership excluded from the disclosure of deferred tax asset and valuation allowance. We also recognized an income tax benefit of $14.0 million related to the release of valuation allowances at the time of the 2023 Secondary Offerings.

As of June 30, 2025, we determined that it was no longer probable that we will generate sufficient future taxable income to support a significant amount of the balance of the TRA liability previously recorded. After evaluating all available positive and negative evidence, we determined that significant negative objective and verifiable evidence (including cumulative losses generated by our domestic operations) existed to change our conclusion regarding the future realization of our deferred tax assets, which therefore significantly impacts the amount of future TRA payments that are probable to be made. As a result, the TRA liability was reduced by $149.2 million, which is recorded in Other income – net in the Consolidated Statements of Operations.

In connection with the Corporate Simplification, all rights and obligations under the TRA were terminated (other than certain terms thereof that expressly survived), including $5.8 million of cash payments that would have otherwise been due in the first quarter of 2026, in exchange for the issuance of 403,022 shares of Class A common stock. As a result of the Corporate Simplification, we will no longer have a TRA liability. The termination of the TRA liability resulted in the recognition of a $0.9 million gain, which is recorded in Other income – net in the Consolidated Statements of Operations. See Note 1, Background and Basis of Presentation, for more information.

OBBB Act

On July 4, 2025, a reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law, which included a broad range of tax reform provisions that may affect our financial results. The OBBB Act allows an elective deduction for domestic research and development, a reinstatement of elective 100% first-year bonus depreciation, and modifications to the calculation for excess business interest expense limitations under Section 163(j) of the Code. Our analysis shows that the OBBB Act did not have a material impact on our consolidated financial statements during the year ended December 31, 2025. We will continue to monitor regulatory guidance and interpretations as they are issued.

21. Equity-Based Compensation

Our 2021 Incentive Award Plan (as amended, the “Incentive Award Plan”) was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors, non-employee directors, and consultants. The Incentive Award Plan became effective in 2021 upon consummation of the Merger Transaction, and the First Amendment to the Incentive Award Plan became effective on February 5, 2024.

In connection with the Reverse Stock Split, proportionate equitable adjustments were made to the number of shares of Class A common stock issuable under the Incentive Award Plan, as well as to the number of shares of Class A common stock underlying outstanding RSUs and stock options (and the exercise prices thereof). All share and per share amounts set forth reflect these adjustments. See Note 1, Background and Basis of Presentation, for more information.

RSUs

RSUs are awards that are denominated in a hypothetical equivalent number of shares of Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU converts into shares of Class A common stock upon vesting.

During the years ended December 31, 2025, 2024, and 2023, we granted to certain employees 1.9 million, 0.6 million, and 0.1 million RSUs, respectively, at a weighted average grant date fair value of $23.90 per share, $106.00 per share, and $143.60 per share, respectively. RSUs granted to employees vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

During the years ended December 31, 2025, 2024, and 2023, we granted to our directors less than 0.1 million RSUs at a weighted average grant date fair value of $30.40 per share, $104.80 per share, and $153.60 per share, respectively. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

meeting of stockholders following the grant date and (ii) the one-year anniversary of the grant date, subject to the director’s continued service on our Board.

During the years ended December 31, 2025, 2024, and 2023, we granted to certain consultants less than 0.1 million RSUs at a weighted average grant date fair value of $14.94 per share, $74.00 per share, and $159.60 per share, respectively. RSUs granted to consultants either fully vest on the first anniversary of the grant date or in equal annual installments over three years, in each case subject to the consultant’s continued service through the applicable vesting date.

As of December 31, 2025, 0.4 million forfeited RSUs, previously held by certain former executives prior to their departure, were subject to reissuance and immediate vesting in the event of a Change in Control (as defined in the Incentive Award Plan) occurring within 12 months of their respective separation dates.

The following table summarizes the total activity for RSUs during the years ended December 31, 2025 and 2024 (in thousands, except per RSU data):

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2023	194	$167.00
Granted	569	105.80
Forfeited	(30)	148.20
Vested	(143)	158.60
Unvested at December 31, 2024	590	112.24
Granted	1,918	24.02
Forfeited	(464)	72.65
Vested	(342)	116.33
Unvested at December 31, 2025	1,702	$22.81

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

2021 Stock Options

On October 19, 2021, we granted to certain employees 0.2 million stock options at an exercise price of $261.80 per share and 0.1 million stock options at an exercise price of $300.00 per share (collectively, the “2021 Stock Options”). The fair value of the 2021 Stock Options was estimated on the grant date using the Hull-White model.

Our Board declared a special dividend of $4.60 per share to holders of Class A common stock on October 18, 2021, which we paid on November 2, 2021. On November 2, 2021, the exercise price of the outstanding 2021 Stock Options with an exercise price of $261.80 per share was modified and reduced by $4.60 per share to $257.20 per share (the “2021 Stock Option Modification”).

2022 Stock Options

On March 11, 2022, we granted to certain employees 0.1 million stock options at an exercise price of $205.20 per share and a grant date fair value of $79.80 per option (the “March 2022 Stock Options”). The fair value of the March 2022 Stock Options was estimated on the grant date using the Black-Scholes model.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

On November 11, 2022, we granted to certain employees less than 0.1 million stock options at an exercise price of $164.40 per share and a grant date fair value of $73.20 (the “November 2022 Stock Options” and, together with the March 2022 Stock Options, the “2022 Stock Options”). The fair value of the November 2022 Stock Options was estimated on the grant date using the Black-Scholes model.

2023 Stock Options

On March 10, 2023, we granted to certain employees 0.2 million stock options at an exercise price of $143.40 per share and a grant date fair value of $66.00 per option (the “March 2023 Stock Options”). The fair value of the March 2023 Stock Options was estimated on the grant date using the Black-Scholes model.

On June 14, 2023, we granted to certain consultants less than 0.1 million stock options, divided into three tranches, at exercise prices of $159.60, $340.00 and $460.00 per share, respectively, and grant date fair values of $64.40, $37.40 and $28.80 per option, respectively (the “June 2023 Stock Options” and, together with the March 2023 Stock Options, the “2023 Stock Options”). The fair value of the June 2023 Stock Options was estimated on the grant date using the Hull-White model.

Stock Option Cancellation & Repricing

On December 7, 2023 (the “Stock Option Cancellation and Repricing Date”), (i) 44,742 of the 2021 Stock Options with an exercise price of $300.00 per share and 44,742 of the 2021 Stock Options with an exercise price of $257.20 per share were cancelled and (ii) the exercise price of the remaining 2021 Stock Options, as well as all outstanding 2022 Stock Options, was reduced to $135.20 per share, the closing price of the Class A common stock on the Stock Option Cancellation and Repricing Date, provided that if any of such stock options were exercised prior to the one-year anniversary of the Stock Option Cancellation and Repricing Date, the holder would be required to pay the original exercise price (the “Stock Option Cancellation and Repricing”). The Stock Option Cancellation and Repricing was treated as a modification of the affected stock options. The incremental fair value of the modification, which was calculated based on the difference between the fair value of each affected stock option immediately before and after the Stock Option Cancellation and Repricing using the Hull-White model, was less than $0.1 million. The cancelled 2021 Stock Options had a grant date fair value of $6.6 million, of which $3.0 million had not yet been recognized as of the Stock Option Cancellation and Repricing Date and will instead be recognized over the remaining requisite service period of the remaining 2021 Stock Options and March 2022 Stock Options.

The following table presents quantitative information about the significant unobservable inputs used to calculate the fair value of the 2023 Stock Options and the Stock Option Cancellation and Repricing:

Significant Unobservable Inputs	December 7, 2023	June 14, 2023	March 10, 2023
Expected term (years)	7.9 - 8.9	7.0	5.9
Expected volatility	47.0% - 48.0%	42.0%	42.0%
Risk-free rate	4.2%	4.0%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%

No stock options were granted during the years ended December 31, 2025 and 2024.

As of December 31, 2025, less than 0.1 million forfeited stock options, previously held by certain former executives prior to their departure, were subject to reissuance and immediate vesting in the event of a Change in Control (as defined in the Incentive Award Plan) occurring within 12 months of their respective separation dates.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table summarizes the total activity for stock options during the years ended December 31, 2025 and 2024 (in thousands, except price per stock option data):

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	440	$160.40	8.7	$—
Forfeited	(28)	140.20
Expired	(7)	138.00
Outstanding at December 31, 2024	405	162.20	7.7	$—
Forfeited	(16)	143.40
Outstanding at December 31, 2025	389	$162.97	6.6	$—
Vested and exercisable at December 31, 2025	369	$155.67

The weighted average grant date fair value for stock options outstanding during the years ended December 31, 2025, 2024, and 2023 was $68.88, $68.80, and $57.60, respectively. The weighted average grant date fair value for stock options forfeited during the years ended December 31, 2025, 2024, and 2023 was $66.00, $70.60, and zero, respectively. The weighted average grant date fair value for stock options vested during the years ended December 31, 2025, 2024, and 2023 was $70.09, $71.60, and $77.80, respectively. The weighted average grant date fair value for stock options cancelled during the year ended December 31, 2023 was $73.60. No stock options were cancelled during the years ended December 31, 2025 and 2024.

Hoya Topco Profits Interests & Phantom Units

Prior to the Merger Transaction, certain members of management received equity-based compensation awards for profits interests in Hoya Topco in the form of incentive units, phantom units, Class D Units, and Class E Units. Each incentive unit vests ratably over five years and accelerates upon a change in control of Hoya Topco. The fair value of the incentive units granted was estimated using the Black-Scholes model.

The Black-Scholes model requires certain subjective inputs and assumptions, including the fair value Hoya Topco’s equity, the expected term, risk-free interest rates, and expected equity volatility. The fair value of incentive units is recognized as equity-based compensation expense on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Changes in assumptions made on expected term, the risk-free rate of interest, and expected volatility can materially impact the estimate of fair value and, ultimately, how much equity-based compensation expense is recognized. The expected term is estimated based on the timing and probabilities until a major liquidity event. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and corresponds to the expected term. The expected volatility is estimated on the date of grant based on the average historical stock price volatility of comparable publicly traded companies.

On June 10, 2024, the Hoya Topco Board approved the redemption, repurchase and cancellation by Hoya Topco of all of its outstanding profits interests held by our then current employees (including the Class B-1, Class D, and Class E Units discussed elsewhere in this Report). Accordingly, we recognized equity-based compensation expense related to the profits interests of $4.6 million during the year ended December 31, 2024.

On June 10, 2024, the Hoya Topco Board also approved the repurchase and cancellation by Hoya Topco of all of its outstanding phantom units held by our then employees. The phantom units held service and performance conditions, requiring us to recognize a liability for the fair value of the outstanding phantom units only when we conclude it is probable that the performance conditions will be achieved. Accordingly, we recognized equity-based compensation expense related to the phantom units of $5.0 million during the year ended December 31, 2024. There was no equity-based compensation expense previously recognized related to the phantom units.

As part of the Corporate Simplification, the remaining Class D units held by former employees were cancelled. As of December 31, 2025, there were no profits interests outstanding. See Note 1, Background and Basis of Presentation, for more information.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table summarizes the total activity for the Hoya Topco incentive units, Class D Units, and Class E Units during the years ended December 31, 2025 and 2024:

	Incentive Units		Class D Units		Class E Units
	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2023	41,800	$46.40	97,617	$92.00	25,038	$509.20
Repurchased	(41,030)	46.40	—	—	—	—
Cancelled	—	—	(95,213)	86.20	(25,038)	509.20
Forfeited	(770)	46.40	—	—	—	—
Outstanding at December 31, 2024	—	—	2,404	321.80	—	—
Cancelled	—	—	(2,404)	321.80	—	—
Outstanding at December 31, 2025	—	$—	—	$—	—	$—

Equity-Based Compensation Expense

During the years ended December 31, 2025, 2024, and 2023, equity-based compensation expense related to RSUs was $31.8 million, $31.0 million, and $14.3 million, respectively. Unrecognized equity-based compensation expense related to unvested RSUs as of December 31, 2025 was $31.9 million, which is expected to be recognized over a weighted average period of approximately one year.

During the years ended December 31, 2025, 2024, and 2023, equity-based compensation expense related to stock options was $5.7 million, $10.7 million, and $10.2 million, respectively. Unrecognized equity-based compensation expense related to unvested stock options as of December 31, 2025 was $0.5 million, which is expected to be recognized over a weighted average period of less than one year.

During the years ended December 31, 2024 and 2023, equity-based compensation expense related to profits interests was $4.6 million and $3.5 million, respectively. We did not recognize any equity-based compensation expense related to profits interests during the year ended December 31, 2025 and there was no unrecognized equity-based compensation expense related to profits interests as of December 31, 2025.

Equity-based compensation for the years ended December 31, 2025, 2024, and 2023 excludes capitalized development costs of $0.7 million, $0.8 million, and $0.4 million, respectively.

22. Earnings Per Share

We calculate basic and diluted net income (loss) per share of Class A common stock in accordance with ASC Topic 260, Earnings per Share. Because our Class B common stock does not have economic rights in VSI, it is not considered a participating security for basic and diluted net income (loss) per share, and we do not present basic and diluted net income (loss) per share of Class B common stock. However, holder of Class B common stock are allocated income (loss) from Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net income (loss) attributable to redeemable noncontrolling interests for a period is calculated by multiplying Hoya Intermediate’s net income (loss) in each quarterly period by Hoya Topco’s weighted average percentage ownership of Intermediate Units during the period. See Note 16, Redeemable Noncontrolling Interests, for more information regarding Hoya Topco’s right to exchange its Intermediate Units.

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

The following table presents the net income (loss) attributable to Hoya Topco’s redeemable noncontrolling interests for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net income (loss)—Hoya Intermediate	$(806,054)	$13,427	$69,420
Hoya Topco’s weighted average % allocation of Hoya Intermediate's net income (loss)	36.2%	36.3%	55.6%
Net income (loss) attributable to Hoya Topco's redeemable noncontrolling interests	$(292,189)	$4,877	$38,605

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common stock on October 31, 2025. As a result, the net income (loss) attributable to Hoya Topco’s redeemable noncontrolling interests in the table above for the year ended December 31, 2025 only pertains to the period from January 1, 2025 through October 31, 2025. See Note 1, Background and Basis of Presentation for more information.

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

Net income (loss) per Class A common stock–diluted is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the weighted average number of Class A common share equivalents outstanding for the period determined using the treasury stock and if-converted methods, as applicable. All share and per share amounts included in the calculation of basic and diluted net income (loss) per share of Class A common stock have been adjusted to reflect the Reverse Stock Split. See Note 1, Background and Basis of Presentation, for more information. Net income (loss) attributable to Class A common stockholders–diluted is adjusted for (i) our share of Hoya Intermediate’s consolidated net income (loss) after giving effect to Intermediate Units that convert into potential shares of Class A common stock, to the extent it is dilutive, and (ii) the impact of changes in the fair value of the Intermediate Warrants, to the extent they are dilutive.

The following table presents the computation of basic and diluted net income (loss) per share of Class A common stock for the years ended December 31, 2025, 2024, and 2023 (in thousands, except share and per share data):

	Years Ended December 31,
	2025	2024	2023
Numerator—basic
Net income (loss)	$(721,490)	$14,302	$113,141
Less: net (income) loss attributable to redeemable noncontrolling interests	292,189	(4,877)	(38,605)
Net income (loss) attributable to Class A common stockholders—basic	(429,301)	9,425	74,536
Denominator—basic
Weighted average Class A common stock outstanding—basic	7,252,290	6,616,546	4,633,926
Net income (loss) per Class A common stock—basic	$(59.20)	$1.42	$16.08

Numerator—diluted
Net income (loss) attributable to Class A common stockholders—basic	$(429,301)	$9,425	$74,536
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	(292,189)	2,310	(23,401)
RSUs	—	8	79
Net income (loss) attributable to Class A common stockholders—diluted	(721,490)	11,743	51,214
Denominator—diluted
Weighted average Class A common stock outstanding—basic	7,252,290	6,616,546	4,633,926
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	3,174,301	3,811,250	5,288,699
RSUs	—	29,336	21,248
Weighted average Class A common stock outstanding—diluted	10,426,591	10,457,132	9,943,873
Net income (loss) per Class A common stock—diluted	$(69.20)	$1.12	$5.15

VIVID SEATS INC.

NOTES to the Consolidated Financial Statements

Potential shares of Class A common stock are excluded from the computation of diluted net income (loss) per share of Class A common stock if their effect would have been anti-dilutive for the years ended December 31, 2025, 2024, and 2023 or if the issuance of shares is contingent upon events that did not occur by the end of the years ended December 31, 2025, 2024, and 2023. The dilution reflected in diluted net income (loss) per share of Class A common stock during the year ended December 31, 2023 relates primarily to an assumed conversion of redeemable noncontrolling interests to shares of Class A common stock, which would not have had a commensurate effect on net income, primarily due to the release of the valuation allowance which benefit is attributable to VSI only. The Vegas.com Acquisition and the subsequent pushdown of the acquired entity to Hoya Intermediate primarily resulted in the recognition of incremental deferred tax expense, which is recognized in Income tax expense (benefit) in the Consolidated Statements of Operations.

The following table presents the number of shares of common stock issuable under securities that were excluded from the computation of diluted net income (loss) per share of Class A common stock for the years ended December 31, 2025, 2024, and 2023 and could potentially dilute earnings per share in the future:

	Years Ended December 31,
	2025	2024	2023
RSUs	156,659	228,445	36,729
Stock Options	389,223	370,089	440,392
Public Warrants	338,342	338,342	338,342
Private Warrants	325,989	325,989	325,989
Exercise Warrants	1,700,000	1,700,000	1,700,000
Intermediate Warrants	—	200,000	200,000
Amended Intermediate Warrants	200,000	—	—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and financial officers concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Material Weakness Remediation

We previously identified and disclosed (most recently in our Annual Report on Form 10-K for the year ended December 31, 2024) a material weakness related to the implementation of segregation of duties as part of our control activities, the establishment of clearly defined roles within our finance and accounting functions, and the number of personnel in those functions with an appropriate level of technical accounting and SEC reporting experience. In response, management, with the participation of our Board and Audit Committee, designed and implemented additional internal controls, which included implementing segregation of duties over business process and information technology control activities, establishing clearly defined roles within our finance and accounting functions, and increasing the number of personnel in our finance and accounting functions that have an appropriate level of technical accounting and SEC reporting experience. Because the applicable controls have operated for a sufficient period of time and management has concluded that such controls were operating effectively as of December 31, 2025, this material weakness has been remediated.

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

Management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

None.

Employment Agreement

On March 11, 2026, our Board’s Compensation Committee approved a new employment agreement for Lawrence Fey in connection with his appointment as our CEO. Pursuant to the employment agreement, dated March 11, 2026, Mr. Fey is entitled to: (i) an annual base salary equal to the applicable minimum base salary in effect for Fair Labor Standards Act exemptions (approximately $36,000); (ii) no annual bonus opportunity; (iii) an annual equity award in such form and amount as is determined by our Board; and (iv) participation in our benefit plans and programs. Mr. Fey remains entitled to the same termination and change in control benefits to which he was previously entitled (as described in the “Executive & Director Compensation—Potential Payments Upon Termination” section of the definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, filed with the SEC on April 21, 2025). In addition, the employment agreement provides that upon a Qualifying Termination (as defined therein), Mr. Fey will be entitled to receive, subject to his execution and non-revocation of a release of claims, accelerated vesting of his then-outstanding unvested equity awards that otherwise would have vested within the period ending six months following such Qualifying Termination.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information about our directors and executive officers is included in Part I, Item 1 of this Report.

Our Board has adopted a written Code of Business Conduct & Ethics (the “Code of Conduct”), which applies to all of our directors, officers, and employees and is available on our Investor Relations website, investors.vividseats.com. We intend to satisfy the disclosure requirements regarding any applicable amendment to or waiver from the Code of Conduct by posting such information on our Investor Relations website rather than by filing a Current Report on Form 8-K.

All other information required by this item will be included in the definitive proxy statement relating to our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the definitive proxy statement relating to the 2026 Annual Meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the definitive proxy statement relating to the 2026 Annual Meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the definitive proxy statement relating to the 2026 Annual Meeting and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the definitive proxy statement relating to the 2026 Annual Meeting and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Part II, Item 8 of this Report.

Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in our audited consolidated financial statements and accompanying notes included in Part II, Item 8 of this Report.

Exhibits

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

		S-4	2.2	5/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC, and Vivid Seats Inc.	10-Q	2.3	11/15/2021
2.4	Agreement and Plan of Merger, dated November 3, 2023, among Vivid Seats Inc., Viva Merger Sub I, LLC, Viva Merger Sub II, LLC, VDC Holdco, LLC, the Unitholders named therein, and the Unitholders’ Representative named therein	8-K	2.1	11/7/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	10-Q	3.2	11/6/2025
3.3	Amended and Restated Bylaws	8-K	3.2	10/22/2021
3.4	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
4.1	Amended and Restated Warrant Agreement, dated October 14, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Private Warrant Agreement, dated October 15, 2021, between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.8	10/22/2021

4.3	Private Warrant Agreement, dated October 15, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.9	10/22/2021
4.4	Private Warrant Agreement, dated October 31, 2025, between Vivid Seats Inc. and Continental Stock Transfer & Trust Company	8-K	10.2	11/06/2025
4.5	Specimen Class A Common Stock Certificate	10-K	4.2	3/15/2022
4.6	Specimen Warrant Certificate	10-K	4.3	3/15/2022
4.7	Description of Securities Registered Under Section 12 of the Exchange Act				*
10.1	Corporate Simplification Agreement, dated October 19, 2025, among Vivid Seats Inc., Hoya Intermediate, LLC, and the TRA Parties named therein	8-K	10.1	10/20/2025
10.2	Stockholders’ Agreement, dated October 18, 2021, among Vivid Seats Inc., Hoya Topco, LLC, and Horizon Sponsor, LLC	8-K	10.1	10/22/2021
10.3	Amendment No. 1 to Stockholders’ Agreement, dated October 1, 2024, among Vivid Seats Inc., Hoya Topco, LLC, and Horizon Sponsor, LLC	10-K	10.3	3/12/2025
10.4	Amended and Restated Registration Rights Agreement, dated October 18, 2021, among Vivid Seats Inc., Hoya Topco, LLC, and Horizon Sponsor, LLC	8-K	10.2	10/22/2021
10.5	Registration Rights and Lockup Agreement, dated November 3, 2023, among Vivid Seats Inc., TZP Capital Partners III-A (Blocker), L.P., TZP Capital Partners III, L.P., Michael Reichartz, and Adam White	8-K	10.1	11/7/2023
10.6	Form of Subscription Agreement	S-4/A	10.4	9/23/2021
10.7#	Form of Indemnification Agreement	8-K	10.5	10/22/2021
10.8#	2021 Incentive Award Plan	S-8	99.1	10/18/2021
10.9#	First Amendment to 2021 Incentive Award Plan	8-K	10.1	2/9/2024
10.10#	2021 Employee Stock Purchase Plan	S-8	99.2	10/18/2021
10.11#	Form of Restricted Stock Unit Grant Notice and Agreement	S-8	99.3	10/18/2021
10.12#	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement	S-8	99.4	10/18/2021
10.13#	Form of Stock Option Grant Notice and Agreement	S-8	99.5	10/18/2021
10.14#	Form of Stock Option Cancellation Agreement	10-K	10.43	3/8/2024
10.15#	Non-Employee Director Compensation Policy				*
10.16#	Employment Agreement, dated March 11, 2026, among Lawrence Fey, Vivid Seats Inc., and Vivid Seats LLC				*
10.17#	Employment and Restrictive Covenants Agreement, dated April 1, 2020, between Lawrence Fey and Vivid Seats LLC	S-4/A	10.19	8/16/2021
10.18#	Employment Agreement, dated January 14, 2026, among Joseph Thomas, Vivid Seats Inc., and Vivid Seats LLC				*
10.19#	Employment Agreement, dated January 31, 2024, among Stefano Langenbacher, Vivid Seats Inc. and Vivid Seats LLC				*
10.20#	Amendment to Employment Agreement, dated June 26, 2024, among Stefano Langenbacher, Vivid Seats Inc. and Vivid Seats LLC				*

10.21#	Employment Agreement, dated June 26, 2024, among Edward Pickus, Vivid Seats Inc., and Vivid Seats LLC				*
10.22#	Employment Agreement, dated August 9, 2021, among Stanley Chia, Vivid Seats Inc., and Vivid Seats LLC	S-4/A	10.14	8/16/2021
10.23#	Amendment to Employment Agreement, dated June 26, 2024, among Stanley Chia, Vivid Seats Inc., and Vivid Seats LLC	10-Q	10.2	8/6/2024
10.24#	Employment Agreement, dated August 13, 2021, among Riva Bakal, Vivid Seats Inc., and Vivid Seats LLC	10-K	10.30	3/12/2025
10.25#	Amendment to Employment Agreement, dated June 26, 2024, among Riva Bakal, Vivid Seats Inc., and Vivid Seats LLC	10-K	10.31	3/12/2025
10.26	Form of Redemption, Repurchase and Cancellation Agreement	10-Q	10.4	8/6/2024
10.27	Office Lease, dated December 21, 2021, between Vivid Seats LLC and BSREP II SS Chicago LLC	8-K	10.1	12/22/2021
10.28	First Amendment to Office Lease, dated April 16, 2024, between Vivid Seats LLC and BSREP II SS Chicago LLC	10-K	10.34	3/12/2025
10.29	First Lien Credit Agreement, dated June 30, 2017, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	S-4/A	10.7	7/7/2021
10.30	Amendment No. 1 to First Lien Credit Agreement, dated March 28, 2018, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	S-4/A	10.8	7/7/2021
10.31	Amendment No. 2 to First Lien Credit Agreement, dated July 2, 2018, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	S-4/A	10.9	7/7/2021
10.32	Amendment No. 3 to First Lien Credit Agreement, dated May 22, 2020, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	S-4/A	10.10	7/7/2021
10.33	Amendment No. 4 to First Lien Credit Agreement, dated February 3, 2022, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	8-K	10.1	2/7/2022
10.34	Amendment No. 5 to First Lien Credit Agreement, dated June 14, 2024, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	8-K	10.1	6/20/2024
10.35	Amendment No. 6 to First Lien Credit Agreement, dated February 5, 2025, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	8-K	10.1	2/11/2025
19.1	Insider Trading Policy	10-K	19.1	3/12/2025
21.1	Subsidiaries				*
23.1	Consent of Deloitte & Touche LLP				*
24.1	Power of Attorney (included on the signature page of this Report)				*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				*
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer				**
97.1	Compensation Recovery Policy	10-K	97.1	3/8/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				*

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

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

VIVID SEATS INC.

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Executive Officer
(principal executive officer)
Date:	March 12, 2026

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence Fey and Joseph Thomas, jointly and severally, as their attorney-in-fact, with the power of substitution, in any and all capacities, to sign and file with the Securities and Exchange Commission any amendments to this report, together with all exhibits thereto and other documents in connection therewith, hereby ratifying and confirming all that such attorneys-in-fact, or their substitute(s), may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lawrence Fey	Chief Executive Officer and Director	March 12, 2026
Lawrence Fey	(principal executive officer)

/s/ Joseph Thomas	Chief Financial Officer	March 12, 2026
Joseph Thomas	(principal financial officer)

/s/ Edward Pickus	Chief Accounting Officer	March 12, 2026
Edward Pickus	(principal accounting officer)

/s/ Mark Anderson	Director	March 12, 2026
Mark Anderson

/s/ Todd Boehly	Director	March 12, 2026
Todd Boehly

/s/ Jane DeFlorio	Director	March 12, 2026
Jane DeFlorio

/s/ Craig Dixon	Director	March 12, 2026
Craig Dixon

/s/ David Donnini	Director	March 12, 2026
David Donnini

/s/ Julie Masino	Director	March 12, 2026
Julie Masino

/s/ Adam Stewart	Director	March 12, 2026
Adam Stewart