Form 10-Q
period 2026-03-31
Vivid Seats Inc.
filed 2026-05-05
CIK 1856031

e i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, the registrant had outstanding 10,987,411 shares of Class A common stock, $0.0001 par value per share, net of treasury shares.

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
•
The impact of artificial intelligence on how consumers search for live event tickets;
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

We have based these forward-looking statements on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are not guarantees of future performance, conditions, or results, and are subject to risks, uncertainties, and assumptions that can be difficult to predict and/or are outside of our control. Therefore, actual results may differ materially from those contemplated by any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report and our Annual Report on Form

10-K for the fiscal year ended December 31, 2025 (our “2025 Form 10-K”), as well as in our press releases and other filings with the Securities and Exchange Commission (the “SEC”).

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

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$143,555	$102,702
Restricted cash	604	604
Accounts receivable – net	36,421	30,664
Inventory – net	28,878	18,166
Prepaid expenses and other current assets	33,809	26,336
Total current assets	243,267	178,472
Property and equipment – net	11,824	12,373
Right-of-use assets – net	10,145	10,515
Intangible assets – net	132,371	141,528
Goodwill – net	283,674	283,915
Deferred tax assets – net	1,238	1,123
Investments	5,383	5,365
Other assets	3,833	3,575
Total assets	$691,735	$636,866
Liabilities and shareholders' deficit
Current liabilities:
Accounts payable	$224,771	$153,418
Accrued expenses and other current liabilities	123,253	125,957
Deferred revenue	19,145	19,973
Current maturities of long-term debt	3,930	3,930
Total current liabilities	371,099	303,278
Long-term debt – net	382,631	383,431
Long-term lease liabilities	15,860	16,452
Other liabilities	17,537	18,834
Total liabilities	787,127	721,995
Commitments and contingencies (Note 13)
Shareholders' deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 11,937,076 and 11,712,157 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	23	23
Additional paid-in capital	1,372,262	1,368,067
Treasury stock, at cost, 949,665 shares at March 31, 2026 and December 31, 2025	(93,920)	(93,920)
Accumulated deficit	(1,374,103)	(1,359,472)
Accumulated other comprehensive income	346	173
Total shareholders' deficit	(95,392)	(85,129)
Total liabilities and shareholders' deficit	$691,735	$636,866

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$125,783	$164,023
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	39,195	44,525
Marketing and selling	49,951	64,112
General and administrative	33,117	48,082
Depreciation and amortization	12,308	11,625
Total costs and expenses	134,571	168,344
Loss from operations	(8,788)	(4,321)
Interest expense – net	5,931	5,665
Other expense (income) – net	1,070	(4,154)
Loss on extinguishment of debt	—	801
Loss before income taxes	(15,789)	(6,633)
Income tax expense (benefit)	(1,158)	3,155
Net loss	(14,631)	(9,788)
Net loss attributable to redeemable noncontrolling interests	—	(3,846)
Net loss attributable to Class A common stockholders	$(14,631)	$(5,942)
Net loss per Class A common stock:
Basic	$(1.35)	$(0.89)
Diluted	$(1.35)	$(0.94)
Weighted average Class A common stock outstanding:
Basic	10,815,704	6,645,011
Diluted	10,815,704	10,456,261

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(14,631)	$(9,788)
Other comprehensive income:
Foreign currency translation adjustment	171	1,215
Unrealized gain (loss) on Note	2	(39)
Total other comprehensive income	173	1,176
Comprehensive loss	(14,458)	(8,612)
Net loss attributable to redeemable noncontrolling interests	—	(3,846)
Other comprehensive income attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	—	443
Unrealized loss on Note attributable to redeemable noncontrolling interests	—	(14)
Total other comprehensive income attributable to redeemable noncontrolling interests	—	429
Comprehensive loss attributable to Class A common stockholders	$(14,458)	$(5,195)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share/unit data) (Unaudited)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balances at January 1, 2025	$352,922	7,190,975	$14	3,811,250	$8	$1,267,710	(571,687)	$(75,568)	$(930,171)	$(880)	$261,113
Net loss	(3,846)	—	—	—	—	—	—	—	(5,942)	—	(5,942)
Issuances of Class A common stock	—	136,496	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	10,935	—	—	—	—	10,935
Repurchases of Class A common stock	—	—	—	—	—	—	(118,926)	(6,917)	—	—	(6,917)
Tax distributions to redeemable noncontrolling interests	(1,689)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	429	—	—	—	—	—	—	—	—	747	747
Net settlement of equity incentive awards	—	(15,922)	—	—	—	(1,411)	—	—	—	—	(1,411)
Subsequent remeasurement of redeemable noncontrolling interests	(122,189)	—	—	—	—	122,189	—	—	—	—	122,189
Balances at March 31, 2025	$225,627	7,311,549	$14	3,811,250	$8	$1,399,423	(690,613)	$(82,485)	$(936,113)	$(133)	$380,714

	Class A common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' deficit
Balances at January 1, 2026	11,712,157	$23	$1,368,067	(949,665)	$(93,920)	$(1,359,472)	$173	$(85,129)
Net loss	—	—	—	—	—	(14,631)	—	(14,631)
Issuances of Class A common stock	280,626	—	—	—	—	—	—	—
Equity-based compensation	—	—	4,533	—	—	—	—	4,533
Other comprehensive income	—	—	—	—	—	—	173	173
Net settlement of equity incentive awards	(55,707)	—	(338)	—	—	—	—	(338)
Balances at March 31, 2026	11,937,076	$23	$1,372,262	(949,665)	$(93,920)	$(1,374,103)	$346	$(95,392)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(14,631)	$(9,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,308	11,625
Amortization of leases	356	324
Amortization of deferred financing costs	235	241
Equity-based compensation	4,414	10,751
Loss on asset disposals	59	47
Change in fair value of derivative asset	196	350
Deferred income tax benefit	(1,206)	(1,464)
Non-cash interest expense – net	142	173
Foreign currency loss (gain) – net	806	(2,041)
Change in fair value of Intermediate Warrants	—	(3,115)
Loss on extinguishment of debt	—	801
Changes in operating assets and liabilities:
Accounts receivable – net	(5,833)	(8,367)
Inventory – net	(10,713)	(8,049)
Prepaid expenses and other current assets	(7,558)	(1,964)
Accounts payable	71,479	(6,943)
Accrued expenses and other current liabilities	(2,680)	(6,748)
Deferred revenue	(828)	(691)
Long-term lease liabilities	(586)	(560)
Other assets and liabilities – net	47	130
Net cash provided by (used in) operating activities	46,007	(25,288)
Cash flows from investing activities
Purchases of property and equipment	(23)	(1,836)
Purchases of personal seat licenses	(384)	(563)
Investments in developed technology	(2,677)	(4,526)
Purchases of seat images	(20)	(146)
Payments toward Acquired Domain Name Obligation	—	(500)
Net cash used in investing activities	(3,104)	(7,571)
Cash flows from financing activities
Payments of taxes related to net settlement of equity incentive awards	(338)	(1,411)
Payment of 2025 First Lien Loan	(983)	—
Payments toward Acquired Domain Name Obligation	(500)	—
Repurchases of Class A common stock	—	(5,992)
Payment of liabilities under TRA	—	(4,005)
Payments of 2024 First Lien Loan	—	(76,986)
Proceeds from 2025 First Lien Loan	—	76,986
Payment of deferred financing costs and other debt-related expenses	—	(162)
Net cash used in financing activities	(1,821)	(11,570)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(229)	474
Net increase (decrease) in cash, cash equivalents, and restricted cash	40,853	(43,955)
Cash, cash equivalents, and restricted cash – beginning of period	103,306	244,648
Cash, cash equivalents, and restricted cash – end of period	$144,159	$200,693
Supplemental disclosures of cash flow information
Cash paid for interest	$6,153	$7,749
Cash paid for income taxes	$55	$1,286
Cash paid for operating lease liabilities	$916	$897
Supplemental disclosures of non-cash investing and financing activities
Equity-based compensation expense related to capitalized development costs	$118	$184
Repurchases of Class A common stock recorded in Accrued expenses and other current liabilities	$—	$925
Tax distribution to redeemable noncontrolling interests recorded in Accrued expenses and other current liabilities	$—	$1,689

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

We have prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements. In our opinion, these unaudited condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of our financial position, results of operations, and cash flows for the periods presented and are of a normal, recurring nature. The results reflected in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read together with the audited annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Form 10-K”). These unaudited condensed consolidated financial statements include all of our accounts, including those of our consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

In connection with the Corporate Simplification, among other things: (i) three Blocker Corporations (as defined in the CSA) merged with and into three of our wholly owned subsidiaries, respectively, such that the Blocker Corporations became our wholly owned subsidiaries; (ii) all 3,811,250 outstanding shares of Class B common stock (and corresponding common units of Hoya Intermediate (“Intermediate Units”)) were exchanged for an equal number of shares of Class A common stock, following which we cancelled all outstanding shares, and instruments representing the right to purchase shares, of Class B common stock; (iii) the warrant agreements relating to the Intermediate Warrants (as defined herein) were amended to, in lieu of providing for the right to purchase Intermediate Units and allowing for cash redemption at the discretion of the holder, instead provide for the right to purchase equal numbers of shares of Class A common stock at equal exercise prices and not allow for cash redemption; (iv) all rights and obligations under the Tax Receivable Agreement (the “TRA”) entered into with the existing Hoya Intermediate unitholders and Hoya Intermediate’s Limited Liability Company Agreement were

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

terminated (in each case other than certain terms thereof that expressly survived); and (v) we issued an aggregate of 403,022 shares of Class A common stock to the TRA Parties.

2. New Accounting Standards

Issued Accounting Standards Adopted

Income Taxes

In 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. We adopted the requirements during the year ended December 31, 2025 with no material impact on our consolidated financial statements, other than the impact thereof on our income taxes footnote. See Note 14, Income Taxes, for more information.

Issued Accounting Standards Not Yet Adopted

Disaggregation of Income Statement Expenses

In 2024, the FASB issued ASU 2024-03, Income Statement Reporting — Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments are intended to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) included within income statement expense captions. The amendments will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The amendments are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adopting the amendments on our future consolidated financial statements.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

3. Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. As discussed in Note 4, Segment Reporting, we have determined that we have two operating and reportable segments: Marketplace and Resale.

The following tables present Marketplace revenues by business model and event category for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Owned Properties revenues	$88,714	$109,232
Private Label Offering revenues	8,812	24,508
Marketplace revenues	$97,526	$133,740

	Three Months Ended March 31,
	2026	2025
Concert revenues	$43,570	$58,154
Sport revenues	29,542	38,598
Theater revenues	20,104	31,533
Other revenues	4,310	5,455
Marketplace revenues	$97,526	$133,740

During the three months ended March 31, 2026, we recognized Resale revenues of $28.3 million, compared to Resale revenues of $30.3 million during the three months ended March 31, 2025.

At March 31, 2026, Deferred revenue in the Condensed Consolidated Balance Sheets was $19.1 million, which primarily relates to the Vivid Seats Rewards Program. Stamps earned under the Vivid Seats Rewards Program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue within the next seven years.

At December 31, 2025, $20.0 million was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets, of which $5.2 million was recognized as revenue during the three months ended March 31, 2026.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

The following tables summarize our segment information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Marketplace	Resale	Total
Revenues	$97,526	$28,257	$125,783
Cost of revenues (exclusive of depreciation and amortization shown separately below)	16,602	22,593	39,195
Marketing and selling:
Online advertising	46,977	—	46,977
Offline advertising	2,974	—	2,974
Total marketing and selling	49,951	—	49,951
Contribution margin	30,973	5,664	36,637
General and administrative			33,117
Depreciation and amortization			12,308
Loss from operations			(8,788)
Interest expense – net			5,931
Other expense – net			1,070
Loss before income taxes			$(15,789)

	Three Months Ended March 31, 2025
	Marketplace	Resale	Total
Revenues	$133,740	$30,283	$164,023
Cost of revenues (exclusive of depreciation and amortization shown separately below)	20,999	23,526	44,525
Marketing and selling:
Online advertising	59,199	—	59,199
Offline advertising	4,913	—	4,913
Total marketing and selling	64,112	—	64,112
Contribution margin	48,629	6,757	55,386
General and administrative			48,082
Depreciation and amortization			11,625
Loss from operations			(4,321)
Interest expense – net			5,665
Other income – net			(4,154)
Loss on extinguishment of debt			801
Loss before income taxes			$(6,633)

Substantially all of our sales occur and assets reside in the United States.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

5. Accounts Receivable - Net

The following table presents the major components of accounts receivable at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Uncollateralized payment processor obligations	$12,450	$11,938
Due from ticket sellers for cancellation charges	7,684	7,600
Due from distribution partners for cancellation charges	13,920	14,139
Event insurance and other commissions receivable	4,134	3,481
Other trade receivables	11,152	6,369
Accounts receivable	49,340	43,527
Less: allowance for credit losses	(12,919)	(12,863)
Accounts receivable – net	$36,421	$30,664

Accounts receivable is recorded net of the cumulative allowance for credit losses. As of March 31, 2026 and December 31, 2025, we recorded a cumulative allowance for credit losses of $12.9 million to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to ticket buyers.

There were no write-offs for uncollectible accounts receivable balances during the three months ended March 31, 2026 and 2025.

6. Prepaid Expenses and Other Current Assets

The following table presents the major components of prepaid expenses and other current assets at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Recovery of future customer compensation	$15,046	$13,021
Prepaid expenses	11,640	9,807
Other current assets	7,123	3,508
Prepaid expenses and other current assets	$33,809	$26,336

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs increased by $2.0 million between March 31, 2026 and December 31, 2025, primarily due to an increase in estimated future event cancellations. A related provision for expected compensation to customers is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

Goodwill is not subject to amortization and is reviewed for impairment annually, or more frequently if events or changes in circumstances indicate an impairment may have occurred. If we determine that it is more likely than not that the fair value of our goodwill is less than its carrying value, we then perform a quantitative assessment. Based upon the results of that assessment, if the carrying value of our goodwill exceeds its fair value, (i) the recorded

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

goodwill will be written down and (ii) a non-cash impairment expense will be recorded in the Consolidated Statements of Operations.

As discussed in our 2025 Form 10-K, during the year ended December 31, 2025, we determined that the estimated fair value of the Marketplace Reporting Unit was lower than its carrying value. Consequently, during the year ended December 31, 2025, we recognized a non-cash impairment expense of $660.7 million related to our goodwill, $297.4 million of which was recognized as of June 30, 2025 and $363.3 million of which was recognized as of October 31, 2025. At December 31, 2025, accumulated impairment charges related to our goodwill were $1,037.8 million.

The following table summarizes the changes in the carrying amount of goodwill during the three months ended March 31, 2026 (in thousands):

Gross goodwill balance December 31, 2025	$1,321,686
Accumulated impairment charges	(1,037,771)
Goodwill – net balance at December 31, 2025	283,915
Foreign currency translation adjustment	(241)
Goodwill – net balance at March 31, 2026	$283,674

During the three months ended March 31, 2026, there were no changes in the accumulated impairment charges related to our goodwill.

Intangible Assets – Net

The following table summarizes the carrying amount of our intangible assets at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Definite-lived intangible assets
Supplier relationships	$57,123	$57,123
Customer relationships	34,620	34,620
Acquired developed technology	29,290	29,290
Capitalized development costs	68,774	63,835
Capitalized development costs – work in progress	3,735	5,931
Acquired Domain Name	17,348	17,348
Seat images	1,286	1,266
Foreign currency translation adjustment	(2,526)	(1,936)
Total gross book value	209,650	207,477
Less: accumulated amortization
Supplier relationships	(32,527)	(29,266)
Customer relationships	(27,225)	(24,603)
Acquired developed technology	(19,825)	(18,109)
Capitalized development costs	(44,704)	(41,098)
Acquired Domain Name	(1,569)	(1,292)
Seat images	(374)	(267)
Foreign currency translation adjustment	908	620
Total accumulated amortization	(125,316)	(114,015)
Indefinite-lived intangible assets
Trademarks	110,538	110,538
Foreign currency translation adjustment	(149)	(120)
Accumulated impairment charges	(62,352)	(62,352)
Intangible assets – net	$132,371	$141,528

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Definite-Lived Intangible Assets

Definite-lived intangible assets, which primarily derive from acquisitions and internal strategic investments, are recorded net of accumulated amortization and foreign currency translation adjustments.

In 2024, we acquired a domain name that we had previously licensed (the “Acquired Domain Name”). In exchange for the Acquired Domain Name, we are required to disburse monthly interest-free cash payments totaling $31.4 million through June 2040 (the “Acquired Domain Name Obligation”).

We account for the Acquired Domain Name as a definite-lived intangible asset under ASC Topic 350, Intangibles—Goodwill and Other. The purchase price of the Acquired Domain Name was $17.3 million, which will be amortized over a total period of 15.6 years (the “Acquired Domain Name Term”). As of March 31, 2026 and December 31, 2025, the Acquired Domain Name had a carrying value of $15.8 million and $16.1 million, respectively, which is recorded in Intangible assets – net in the Condensed Consolidated Balance Sheets.

We account for the Acquired Domain Name Obligation as a liability, for which interest will accrue over the Acquired Domain Name Term at an effective interest rate of 8.6% per annum. As of March 31, 2026 and December 31, 2025, the Acquired Domain Name Obligation had a carrying value of $16.5 million and $16.6 million, respectively, of which $0.6 million is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets and the remainder is recorded in Other liabilities in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026 and 2025, we recognized an expense of $0.4 million for interest incurred in relation to the Acquired Domain Name Obligation, which is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2026 and 2025, we recognized an expense of $11.7 million and $11.0 million, respectively, for amortization related to our definite-lived intangible assets. Amortization expenses related to our definite-lived intangible assets are recorded in Depreciation and amortization expenses in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2026, we recognized an expense of $0.1 million for losses related to disposals of our definite-lived intangible assets. We did not recognize an expense for losses related to disposals of our definite-lived intangible assets during the three months ended March 31, 2025. Losses on asset disposals are recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Indefinite-Lived Intangible Assets

Similar to goodwill, our indefinite-lived intangible assets are not subject to amortization and are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that it is more likely than not that the fair value of our indefinite-lived intangible assets is less than their carrying value, we then perform a quantitative assessment. Based upon the results of that assessment, if the carrying value of our indefinite-lived intangible assets exceeds their fair value, a non-cash impairment expense will be recorded in the Consolidated Statements of Operations.

As discussed in our 2025 Form 10-K, during the year ended December 31, 2025, we determined that the estimated fair value of certain indefinite-lived trademarks was lower than their carrying value. Consequently, during the year ended December 31, 2025, we recognized a non-cash impairment expense of $62.3 million related to certain indefinite-lived trademarks, $23.0 million of which was recognized as of June 30, 2025 and $39.3 million of which was recognized as of October 31, 2025. At December 31, 2025, accumulated impairment charges related to our indefinite-lived intangible assets were $141.0 million.

During the three months ended March 31, 2026, there were no changes in the accumulated impairment charges related to our indefinite-lived intangible assets.

8. Investments and Fair Value measurements

Investments

In 2023, we invested $6.0 million in a privately held company in the form of a convertible promissory note (the “Note”) and a warrant to purchase up to 1,874,933 shares of the company’s stock (the “Warrant”). Interest on the

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Note accrues at 8.0% per annum, and outstanding principal and accrued interest on the Note is due and payable at the earlier of July 3, 2030 or a change in control of the company. The Warrant is exercisable until the date that is three years after the Note is repaid, subject to certain accelerating events.

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities, pursuant to which the Note is classified as an available-for-sale security and recognized at fair value. During the three months ended March 31, 2026 and 2025, the Note had an unrealized gain of less than $0.1 million and an unrealized loss of less than $0.1 million, respectively. Unrealized gains and losses related to differences between the fair value of the Note and the carrying value of the Note are recorded as a separate component of Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Loss on a recurring basis until realized. The Note’s amortized cost was $4.3 million and $4.0 million at March 31, 2026 and December 31, 2025, respectively. We did not recognize any credit losses related to the Note during the three months ended March 31, 2026 and 2025.

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging, pursuant to which the Warrant is classified as a derivative instrument and recognized at fair value. During the three months ended March 31, 2026 and 2025, the fair value of the Warrant decreased by $0.2 million and $0.3 million, respectively, for which we recognized a loss in both periods. Unrealized losses related to changes in the fair value of the Warrant are recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations on a recurring basis until realized. The presentation of the Warrant, including whether it should be classified as an asset or a liability, is evaluated at the end of each reporting period.

Fair Value Measurements

We measure certain assets and liabilities at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The following tables present the recurring fair value measurements of our financial assets by hierarchy level at March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2026
Note	$—	$—	$4,455	$4,455
Warrant	—	—	928	928
	$—	$—	$5,383	$5,383

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2025
Note	$—	$—	$4,241	$4,241
Warrant	—	—	1,124	1,124
	$—	$—	$5,365	$5,365

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

The following table presents quantitative information about the significant unobservable inputs applied to the recurring Level 3 fair value measurements of our financial assets at March 31, 2026 and December 31, 2025:

		March 31,	December 31,
Asset	Significant Unobservable Inputs	2026	2025
Note	Expected term (years)	4.3	4.5
	Implied yield	21.7%	21.7%
Warrant	Expected term (years)	4.3	4.5
	Expected volatility	62.0%	62.0%
	Risk-free rate	3.9%	3.7%
	Expected dividend yield	0.0%	0.0%

The following table summarizes the changes in the carrying amounts of the Note and the Warrant (both of which are measured at fair value using Level 3 significant unobservable inputs) during the three months ended March 31, 2026 (in thousands):

	Note	Warrant
Balances at January 1, 2026	$4,241	$1,124
Accretion of discount	74	—
Interest paid-in-kind	138	—
Unrealized gains (losses):
Recorded in Net loss	—	(196)
Recorded in Other comprehensive income	2	—
Total unrealized gains (losses)	2	(196)
Balances at March 31, 2026	$4,455	$928

9. Accrued Expenses and Other Current Liabilities

The following table presents the major components of accrued expenses and other current liabilities at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accrued marketing expense	$17,767	$21,159
Accrued customer credits	51,450	52,321
Accrued future customer compensation	19,212	15,771
Accrued payroll	5,316	10,463
Accrued operating expenses	15,372	11,800
Other current liabilities	14,136	14,443
Accrued expenses and other current liabilities	$123,253	$125,957

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

the pattern of redemption for customer credits. Our breakage estimates could be impacted by future activity that differs from our estimates, the effects of which could be material.

During the three months ended March 31, 2026 and 2025, $3.2 million and $1.5 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $0.6 million and $1.6 million, respectively. Breakage amounts are recorded net of reductions in associated accounts receivable balances.

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

During the three months ended March 31, 2026 and 2025, we recognized a net decrease in revenue of $0.3 million and less than $0.1 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where our performance obligations were satisfied in prior periods.

Accrued future customer compensation increased by $3.4 million between December 31, 2025 and March 31, 2026, primarily due to an increase in estimated future event cancellations. A related provision for the expected recovery of compensation from customers is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

10. Long-Term Debt – Net

The following table presents the major components of long-term debt, net of unamortized debt issuance costs and current maturities, at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
2025 First Lien Loan	$389,095	$390,077
Outstanding debt	389,095	390,077
Less: unamortized debt issuance costs	(2,534)	(2,716)
Long-term debt	386,561	387,361
Less: current maturities of long-term debt	(3,930)	(3,930)
Long-term debt – net	$382,631	$383,431

2022 First Lien Loan & Revolving Facility

In 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan with a maturity date of February 3, 2029 (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “Revolving Facility”). As of March 31, 2026, availability under the Revolving Facility was reduced by $10.0 million due to outstanding letters of credit.

2024 First Lien Loan

In 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan with a maturity date of February 3, 2029 (the “2024 First Lien Loan”). The Revolving Facility was not impacted by the refinancing.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

2025 First Lien Loan

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The Revolving Facility was not impacted by the refinancing.

The terms of the 2025 First Lien Loan specify a SOFR-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when borrowings under the Revolving Facility exceed certain levels. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and, subject to certain exceptions provided for therein, substantially all of Hoya Intermediate’s direct and indirect wholly owned domestic subsidiaries. All obligations under the 2025 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and such guarantors’ assets. The 2025 First Lien Loan requires quarterly principal payments of $1.0 million.

The 2025 First Lien Loan carries an interest rate equal to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The effective interest rate on the 2025 First Lien Loan was 6.1% per annum and 6.3% per annum at March 31, 2026 and December 31, 2025, respectively.

The 2025 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. At March 31, 2026, the estimated fair value and carrying value of the 2025 First Lien Loan were $151.7 million and $386.6 million, respectively. If measured at fair value, the 2025 First Lien Loan would be classified as Level 2 within the fair value hierarchy because its fair value would be estimated using quoted market prices that are directly observable in the marketplace. See Note 8, Investments and Fair Value Measurements, for more information regarding our approach and accounting treatment of recurring and nonrecurring fair value measurements.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the 2025 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and a failure to remedy any such non-compliance could result in the acceleration of the loans or foreclosure on the collateral. As of March 31, 2026 and December 31, 2025, we were in compliance with all debt covenants related to the 2025 First Lien Loan and had no outstanding borrowings under the Revolving Facility.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Public Warrants

We issued certain warrants that entitle the holders thereof (including Horizon Sponsor, LLC (“Horizon Sponsor”)) to purchase shares of Class A common stock at an exercise price of $230.00 per share (the “Public Warrants”). The Public Warrants are traded on the Nasdaq Global Select Market under the symbol “SEATW.”

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

The Public Warrants expire at the earliest of the date that is five years following the 2021 transaction pursuant to which Horizon Acquisition Corporation merged with and into VSI (the “Merger Transaction”), the date of our liquidation, or the date of our optional redemption thereof, provided that the value of our Class A common stock exceeds $360.00 per share. There is an effective registration statement and prospectus relating to the shares issuable upon exercise of the Public Warrants.

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

As of March 31, 2026 and December 31, 2025, there were Public Warrants to purchase 338,342 shares of Class A common stock outstanding.

Private Warrants

We issued certain warrants that entitle Horizon Sponsor to purchase shares of Class A common stock at an exercise price of $230.00 per share (the “Private Warrants”). The Private Warrants have similar terms to the Public Warrants, but are not redeemable by us.

As of March 31, 2026 and December 31, 2025, there were Private Warrants to purchase 325,989 shares of Class A common stock outstanding.

Exercise Warrants

We issued certain warrants that entitle Horizon Sponsor to purchase shares of Class A common stock at exercise prices of $200.00 and $300.00 per share (the “Exercise Warrants”). The Exercise Warrants have similar terms to the Public Warrants, but have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable.

As of March 31, 2026 and December 31, 2025, there were Exercise Warrants to purchase 1,700,000 shares of Class A common stock outstanding (850,000 at an exercise price of $200.00 per share and 850,000 at an exercise price of $300.00 per share).

Mirror Warrants

Hoya Intermediate issued certain warrants that entitled us to purchase Intermediate Units at exercise prices of $200.00, $300.00, and $230.00 per unit (the “Mirror Warrants”). The Mirror Warrants had nearly identical terms to the Public Warrants, Private Warrants, and Exercise Warrants. If a Public Warrant, Private Warrant, or Exercise Warrant were exercised or tendered, an equivalent number of Mirror Warrants would be exercised or tendered.

On October 31, 2025, the Mirror Warrants were terminated in connection with the Corporate Simplification. As a result, as of March 31, 2026 and December 31, 2025, there were zero Mirror Warrants outstanding. See Note 1, Background and Basis of Presentation, for more information.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Intermediate Warrants

In connection with the Merger Transaction, Hoya Intermediate issued certain warrants that entitled Hoya Topco to purchase Intermediate Units at exercise prices of $200.00 and $300.00 per unit (the “Intermediate Warrants”).

Because the Intermediate Warrants allowed for cash redemption at the discretion of the holder, they met the criteria to be classified as liability instruments and were recorded in Other liabilities in the Condensed Consolidated Balance Sheets. Upon consummation of the Merger Transaction, the fair value of the Intermediate Warrants was determined using the Black-Scholes model and estimated at $18.8 million, for which we recorded a warrant liability.

During the three months ended March 31, 2025, the fair value of the Intermediate Warrants decreased by $3.1 million, for which we recognized a gain in the period. Gains related to changes in the fair value of the Intermediate Warrants are recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations.

On October 31, 2025, the Intermediate Warrants were replaced by the Amended Intermediate Warrants (as defined in the “Amended Intermediate Warrants” section below) in connection with the Corporate Simplification. As a result, as of March 31, 2026 and December 31, 2025, there were zero Intermediate Warrants outstanding. See Note 1, Background and Basis of Presentation, for more information.

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

The significant unobservable inputs applied to the final fair value measurement of the Intermediate Warrants as of October 31, 2025 (the date on which the Intermediate Warrants were reclassified from liability instruments to equity instruments) consisted of: (i) an expected term of 6.0 years; (ii) an expected volatility of 71.0%; (iii) a risk-free rate of 3.8%; and (iv) an expected dividend yield of 0.0%.

As of March 31, 2026 and December 31, 2025, there were Amended Intermediate Warrants to purchase 200,000 shares of Class A common stock outstanding (100,000 at an exercise price of $200.00 per share and 100,000 at an exercise price of $300.00 per share).

12. Equity

Corporate Simplification

Prior to the Corporate Simplification, VSI held a 63.1% interest in Hoya Intermediate and Hoya Topco held the remaining 36.9%, in addition to holding 100% of our Class B common stock. As a result, Hoya Topco’s interest in Hoya Intermediate represented a redeemable noncontrolling interest in VSI. At its discretion, Hoya Topco had the right to exchange its Intermediate Units for shares of Class A common stock on a one-to-one basis or for cash proceeds of equal value at the time of redemption. As the redeemable noncontrolling interests were redeemable upon the occurrence of an event not solely within our control, we classified them as temporary equity. Our redeemable noncontrolling interests were initially measured at Hoya Topco’s share in the net assets of Hoya Intermediate upon consummation of the Merger Transaction. Subsequent remeasurements of our redeemable noncontrolling interests (which were based on the fair value of our Class A common stock) were recorded as a deemed dividend each reporting period, which reduced Retained earnings, if any, or Additional paid-in capital in the Consolidated Balance Sheets.

For periods through the consummation of the Corporate Simplification, net loss attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net loss incurred in the period by Hoya

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Topco’s weighted average percentage allocation of Intermediate Units during the period. See Note 16, Earnings Per Share, for computation of net loss attributable to redeemable noncontrolling interests.

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common stock. As a result, our redeemable noncontrolling interests were extinguished, Hoya Intermediate is now a wholly owned subsidiary of VSI, and the net loss attributable to Hoya Topco’s redeemable noncontrolling interests presented throughout this Report only pertains to the three months ended March 31, 2025. See Note 1, Background and Basis of Presentation, for more information.

Share Repurchase Program

In February 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced in March 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares.

During the three months ended March 31, 2025, we repurchased 0.1 million shares of Class A common stock under the Share Repurchase Program, for which we paid $6.0 million and incurred commissions and excise taxes of less than $0.1 million. As of December 31, 2025, we recognized a liability of $0.1 million for unpaid excise taxes related to repurchases of Class A common stock, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. We did not repurchase any shares of Class A common stock under the Share Repurchase Program during the three months ended March 31, 2026, nor did we recognize a liability for unpaid excise taxes related to repurchases of Class A common stock as of March 31, 2026.

Cumulatively as of March 31, 2026, we have repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we have paid $40.9 million and incurred commissions and excise taxes of $0.4 million. As of March 31, 2026, $59.1 million remained available for future repurchases under the Share Repurchase Program.

All of the above share repurchases were accounted for as equity transactions and are recorded in Treasury stock in the Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income

The following table summarizes the changes in each major component of Accumulated other comprehensive income during the three months ended March 31, 2026 (in thousands):

	Accumulated Unrealized Gain on Note	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balances at January 1, 2026	$195	$(22)	$173
Recorded in Other comprehensive income	2	171	173
Balances at March 31, 2026	$197	$149	$346

13. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in management’s opinion, could have a material effect on our business, financial position, or results of operations other than those matters discussed below.

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in 2020. In 2022, certain class members were issued coupons and other class members were notified that they were eligible to submit a claim for a coupon. As of March 31, 2026 and December 31, 2025, a liability of $0.9 million was recorded in Accrued expenses

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We were a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. A final order approving the settlement of this lawsuit was entered by the court on January 29, 2025, pursuant to which $0.3 million was paid to cover approved claims and legal and administrative fees. This amount, which was covered in full by insurance, was paid on March 28, 2025. As of March 31, 2026 and December 31, 2025, we had no accrued liability related to this matter.

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

As of March 31, 2026 and December 31, 2025, we recognized a liability of $3.5 million and $3.4 million, respectively, related to uncollected indirect taxes (including sales taxes). This uncollected indirect tax liability, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, increases when accruals are made in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer and decreases when we receive abatements and/or recognize other reductions to the balance.

During the three months ended March 31, 2026 and 2025, we recognized a net expense of $0.2 million and a net benefit of $1.8 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). The net expense/benefit related to the liability for uncollected indirect taxes (including sales taxes) is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Sponsorship Loan

In 2024, we and a privately held company entered into a sponsorship and custom content partnership agreement providing us with various marketing services in exchange for our issuance of an interest-free loan payable in installments that could total a maximum of $5.0 million (the “Sponsorship Loan”). We account for the Sponsorship Loan as a note receivable in accordance with ASC Topic 310, Receivables. In 2024, we disbursed $2.0 million of the Sponsorship Loan. While there is no stated maturity date for the Sponsorship Loan, we are entitled to a portion of advertising revenue received by the counterparty until it is repaid in full.

During the three months ended March 31, 2025, we recognized less than $0.1 million of imputed interest income for the Sponsorship Loan, which is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

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

14. Income Taxes

Income Tax Expense (Benefit)

During the three months ended March 31, 2026 and 2025, we recognized an income tax benefit of $1.2 million and an income tax expense of $3.2 million, respectively, which is recorded in Income tax expense (benefit) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026, our effective income tax rate differed from the 21% U.S. federal statutory income tax rate primarily due to losses for which no tax benefit was recognized and the impact of foreign operations, including differences in statutory income tax rates. For the three months ended March 31, 2025, our effective income tax rate differed from the 21% U.S. federal statutory income tax rate primarily due to a redeemable noncontrolling interests adjustment for VSI’s allocable share of Hoya Intermediate’s loss, state income taxes, equity-based compensation, and limitations on compensation deductions. Income tax expense decreased by $4.4 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to the absence of the noncontrolling interest adjustment related to VSI’s allocable share of Hoya Intermediate’s income (loss), as well as the impact of 2026 losses for which no tax benefit was recognized.

Deferred Tax Assets – Net

We regularly assess the need for a valuation allowance against our deferred tax assets. As of each reporting date we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of June 30, 2025, in part because during the three months ended June 30, 2025 we recorded a significant impairment of goodwill and certain indefinite-lived intangible assets, entered into a cumulative loss position, and had a negative trend in earnings in the U.S. federal tax jurisdiction, we determined that there is sufficient negative evidence to conclude that it is more likely than not that our deferred tax assets are not realizable. After considering all available positive and negative evidence, in 2026 we continue to maintain a valuation allowance against our U.S. deferred tax assets. We continue to monitor the need for a valuation allowance against our deferred tax assets at each reporting date.

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

In connection with the Corporate Simplification, all rights and obligations under the TRA were terminated (other than certain terms thereof that expressly survived), including $5.8 million of cash payments that would have otherwise been due during the three months ended March 31, 2026, in exchange for the issuance of 403,022 shares of Class A common stock. As a result of the Corporate Simplification, we no longer have a TRA liability. See Note 1, Background and Basis of Presentation, for more information.

OBBB Act

On July 4, 2025, a reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law, which included a broad range of tax reform provisions that may affect our financial results. The OBBB Act allows an elective deduction for domestic research and development, a reinstatement of elective 100% first-year bonus depreciation, and modifications to the calculation for excess business interest expense limitations under Section 163(j) of the Internal Revenue Code. Our analysis shows that the OBBB Act did not have a material

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

impact on our condensed consolidated financial statements for the three months ended March 31, 2026 and is not expected to have a material impact on our consolidated financial statements for the year ended December 31, 2026. We will continue to monitor regulatory guidance and interpretations as they are issued.

15. Equity-Based Compensation

Our 2021 Incentive Award Plan (as amended, the “Incentive Award Plan”) was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors, non-employee directors, and consultants. The Incentive Award Plan became effective in 2021 upon consummation of the Merger Transaction, and the First Amendment to the Incentive Award Plan became effective in 2024.

In connection with the Reverse Stock Split, proportionate equitable adjustments were made to the number of shares of Class A common stock issuable under the Incentive Award Plan, as well as to the number of shares of Class A common stock underlying outstanding restricted stock units (“RSUs") and stock options (and the exercise prices thereof). All share and per share amounts set forth reflect these adjustments. See Note 1, Background and Basis of Presentation, for more information.

RSUs

RSUs are awards that are denominated in a hypothetical equivalent number of shares of Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU converts into shares of Class A Common stock upon vesting.

During the three months ended March 31, 2026 and 2025, we granted to certain employees 0.3 million and 0.6 million RSUs, respectively, at a weighted average grant date fair value of $5.90 per RSU and $56.20 per RSU, respectively. RSUs granted to employees during the three months ended March 31, 2026 vest over two years on a quarterly basis, subject to the employee’s continued employment through the applicable vesting date. RSUs granted to employees during the three months ended March 31, 2025 vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

During the three months ended March 31, 2026, we granted to certain directors 0.2 million RSUs at a weighted average grant date fair value of $6.49 per RSU. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the one-year anniversary of the grant date, subject to the director’s continued service on our Board. We did not grant any RSUs to directors during the three months ended March 31, 2025.

During the three months ended March 31, 2026 and 2025, we granted to certain consultants less than 0.1 million RSUs at a weighted average grant date fair value of $5.90 per RSU and $56.20 per RSU, respectively. RSUs granted to consultants either fully vest on the first anniversary of the grant date or in equal annual installments over three years, in each case subject to the consultant’s continued service through the applicable vesting date.

As of March 31, 2026 and December 31, 2025, 0.4 million forfeited RSUs, previously held by certain former executives prior to their departure, were subject to reissuance and immediate vesting in the event of a Change in Control (as defined in the Incentive Award Plan) occurring within 12 months of their respective separation dates.

The following tables summarize the total activity for RSUs during the three months ended March 31, 2026 and 2025 (in thousands, except per RSU data):

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2025	1,702	$22.81
Granted	480	6.09
Forfeited	(51)	66.63
Vested	(281)	30.20
Unvested at March 31, 2026	1,850	$16.14

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2024	590	$112.24
Granted	636	56.20
Forfeited	(3)	112.20
Vested	(136)	114.00
Unvested at March 31, 2025	1,087	$79.20

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

As of March 31, 2026 and December 31, 2025, less than 0.1 million forfeited stock options, previously held by certain former executives prior to their departure, were subject to reissuance and immediate vesting in the event of a Change in Control (as defined in the Incentive Award Plan) occurring within 12 months of their respective separation dates.

The following tables summarize the total activity for stock options during the three months ended March 31, 2026 and 2025 (in thousands, except price per stock option data):

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	389	$162.97	6.6	$—
Forfeited	(1)	143.40
Outstanding at March 31, 2026	388	$163.02	6.4	$—
Vested and exercisable at March 31, 2026	373	$155.54

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	405	$162.20	7.7	$—
Forfeited	—	—
Outstanding at March 31, 2025	405	$162.20	7.4	$—
Vested and exercisable at March 31, 2025	309	$148.60

The weighted average grant date fair value for stock options outstanding during the three months ended March 31, 2026 and 2025 was $68.89 and $68.75, respectively. The weighted average grant date fair value for stock options forfeited during the three months ended March 31, 2026 was $65.98. No stock options were forfeited during the three months ended March 31, 2025. The weighted average grant date fair value for stock options vested during the

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

three months ended March 31, 2026 and 2025 was $70.04 and $71.71, respectively. No stock options were granted, exercised, expired, or cancelled during the three months ended March 31, 2026 and 2025.

Equity-Based Compensation Expense

During the three months ended March 31, 2026 and 2025, equity-based compensation expense related to RSUs was $4.2 million and $8.8 million, respectively. Unrecognized equity-based compensation expense related to unvested RSUs as of March 31, 2026 was $27.2 million, which is expected to be recognized over a weighted average period of approximately one year.

During the three months ended March 31, 2026 and 2025, equity-based compensation expense related to stock options was $0.3 million and $2.2 million, respectively. Unrecognized equity-based compensation expense related to unvested stock options as of March 31, 2026 was $0.1 million, which is expected to be recognized over a weighted average period of less than one year.

Equity-based compensation expense for the three months ended March 31, 2026 and 2025 excludes capitalized development costs of $0.1 million and $0.2 million, respectively.

16. Earnings per Share

We calculate basic and diluted net loss per share of Class A common stock in accordance with ASC Topic 260, Earnings per Share. Because our Class B common stock does not have economic rights in VSI, it is not considered a participating security for basic and diluted net loss per share, and we do not present basic and diluted net loss per share of Class B common stock. However, holders of Class B common stock are allocated income (loss) from Hoya Intermediate (our operating entity) according to their weighted average percentage ownership of Intermediate Units during each quarter.

Net loss attributable to redeemable noncontrolling interests for a period is calculated by multiplying Hoya Intermediate’s net loss in the period by Hoya Topco’s weighted average percentage ownership of Intermediate Units during the period. See Note 12, Equity, for more information regarding Hoya Topco’s right to exchange its Intermediate Units.

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common stock on October 31, 2025. As a result, our redeemable noncontrolling interests were extinguished and Hoya Intermediate is now a wholly owned subsidiary of VSI. See Note 1, Background and Basis of Presentation, for more information. During the three months ended March 31, 2025, Hoya Topco’s weighted average ownership of Intermediate Units was 36.4%, Hoya Intermediate’s net loss was $10.6 million, and the net loss attributable to Hoya Topco’s redeemable noncontrolling interests was $3.8 million.

Net loss attributable to Class A common stockholders–basic is calculated by subtracting the portion of Hoya Intermediate’s net loss attributable to redeemable noncontrolling interests from our total net loss, which includes our net loss for activities outside of our investment in Hoya Intermediate, including income tax expense (benefit) for VSI’s portion of income (loss), as well as the full results of Hoya Intermediate on a consolidated basis.

Net loss per Class A common stock–diluted is based on the average number of shares of Class A common stock used for the basic earnings per share calculation, adjusted for the weighted average number of Class A common share equivalents outstanding for the period determined using the treasury stock and if-converted methods, as applicable. All share and per share amounts included in the calculation of basic and diluted net loss per share of Class A common stock have been adjusted to reflect the Reverse Stock Split. See Note 1, Background and Basis of Presentation, for more information.

Net loss attributable to Class A common stockholders–diluted is adjusted for: (i) our share of Hoya Intermediate’s consolidated net loss after giving effect to Intermediate Units that convert into potential shares of Class A common stock, to the extent they are dilutive; and (ii) the impact of changes in the fair value of the Intermediate Warrants, to the extent they are dilutive.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents the computation of basic and diluted net loss per share of Class A common stock for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator—basic
Net loss	$(14,631)	$(9,788)
Less: net loss attributable to redeemable noncontrolling interests	—	3,846
Net loss attributable to Class A common stockholders—basic	(14,631)	(5,942)
Denominator—basic
Weighted average Class A common stock outstanding—basic	10,815,704	6,645,011
Net loss per Class A common stock—basic	$(1.35)	$(0.89)

Numerator—diluted
Net loss attributable to Class A common stockholders—basic	$(14,631)	$(5,942)
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	—	(3,916)
Net loss attributable to Class A common stockholders—diluted	(14,631)	(9,858)
Denominator—diluted
Weighted average Class A common stock outstanding—basic	10,815,704	6,645,011
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	—	3,811,250
Weighted average Class A common stock outstanding—diluted	10,815,704	10,456,261
Net loss per Class A common stock—diluted	$(1.35)	$(0.94)

Potential shares of Class A common stock are excluded from the computation of diluted net loss per share of Class A common stock if their effect would have been anti-dilutive for the three months ended March 31, 2026 and 2025 or if the issuance of shares is contingent upon events that did not occur by the end of the three months ended March 31, 2026 and 2025.

The following table presents the number of shares of common stock issuable under securities that were excluded from the computation of diluted net loss per share of Class A common stock for the three months ended March 31, 2026 and 2025 and could potentially dilute earnings per share in the future:

	Three Months Ended March 31,
	2026	2025
RSUs	672,725	94,002
Stock Options	388,181	375,603
Public Warrants	338,342	338,342
Private Warrants	325,989	325,989
Exercise Warrants	1,700,000	1,700,000
Intermediate Warrants	—	200,000
Amended Intermediate Warrants	200,000	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read together with our condensed consolidated financial statements and accompanying notes included elsewhere in this Report, as well as our audited consolidated financial statements and accompanying notes contained in our 2025 Form 10-K. This discussion contains forward-looking statements, which are subject to a number of risks and uncertainties, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this Report and our 2025 Form 10-K.

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

The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net loss, and adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Marketplace GOV*	$612,366	$820,359
Revenues	125,783	164,023
Net loss	(14,631)	(9,788)
Adjusted EBITDA*	$9,486	$21,721

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

Corporate Simplification

On October 19, 2025, we entered into a Corporate Simplification Agreement (the “CSA”) with Hoya Intermediate and the TRA Parties named therein (including Hoya Topco, LLC (“Hoya Topco”)). Pursuant to the CSA and the ancillary agreements described therein, a series of transactions was consummated over the two business days ending on October 31, 2025 that, among other things, simplified our corporate structure (such transactions, collectively, the “Corporate Simplification”). In connection with the Corporate Simplification, among other things: (i) three Blocker Corporations (as defined in the CSA) merged with and into three of our wholly owned subsidiaries, respectively, such that the Blocker Corporations became our wholly owned subsidiaries; (ii) all 3,811,250 outstanding shares of Class B common stock (and corresponding common units of Hoya Intermediate (“Intermediate Units”)) were exchanged for an equal number of shares of Class A common stock, following which we cancelled all outstanding shares, and instruments representing the right to purchase shares, of Class B common stock; (iii) the warrant agreements relating to the warrants issued to Hoya Topco in connection with the Merger Transaction (the “Intermediate Warrants”) were amended to, in lieu of providing for the right to purchase Intermediate Units and allowing for cash redemption at the discretion of the holder, instead provide for the right to purchase equal numbers of shares of Class A common stock at equal exercise prices and not allow for cash redemption; (iv) all rights and obligations under the Tax Receivable Agreement (the “TRA”) entered into with the existing Hoya Intermediate unitholders and Hoya Intermediate’s Limited Liability Company Agreement were terminated (in each case other than certain terms thereof that expressly survived); and (v) we issued an aggregate of 403,022 shares of Class A common stock to the TRA Parties.

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

During the three months ended March 31, 2026, we continued to incur compensation expenses related to severance-related payments made to terminated employees as a result of a reduction in employee headcount in connection with the cost reduction program and the departure of certain members of our leadership team.

Key Business Metrics & Non-U.S. GAAP Financial Measure

We use the following key business metrics and non-U.S. GAAP financial measure to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe this information is useful to investors and others in understanding and evaluating our results of operations in the same manner as management.

The following table summarizes our key business metrics and non-U.S. GAAP financial measure for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Marketplace GOV(1)	$612,366	$820,359
Marketplace orders(2)	1,716	2,296
Resale orders(3)	82	105
Adjusted EBITDA(4)	$9,486	$21,721
(1)
Marketplace GOV represents the total transactional amount of Marketplace orders processed on our online platform during a period, inclusive of fees, exclusive of taxes, and net of event cancellations. During the three months ended March 31, 2026 and 2025, event cancellations negatively impacted Marketplace GOV by $9.0 million and $15.5 million, respectively.
(2)
Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. During the three months ended March 31, 2026 and 2025, our Marketplace segment experienced 29,434 and 42,353 event cancellations, respectively.
(3)
Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. During the three months ended March 31, 2026 and 2025, our Resale segment experienced 467 and 885 event cancellations, respectively.
(4)
Adjusted EBITDA is a non-U.S. GAAP financial measure that we believe provides useful information to investors and others in understanding and evaluating our results of operations and serves as a useful measure for making period-to-period comparisons of our business performance. See the “Adjusted EBITDA” section below for more information, including a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

Marketplace GOV

Marketplace GOV is a key driver of Marketplace revenues. Marketplace GOV represents the total transactional amount of Marketplace orders processed on our online platform during a period, inclusive of fees, exclusive of taxes, and net of event cancellations. Marketplace GOV reflects our ability to attract and retain customers and provides insight into the overall health of the industry.

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
•
The length and team composition of sports playoff series and championship games; and
•
Event cancellations.

Marketplace GOV decreased by $208.0 million, or 25%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in Marketplace orders.

Marketplace Orders

Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. A Marketplace order can include one or more tickets, hotel rooms, or parking passes. Marketplace orders allow us to monitor transaction volume and better identify trends within our Marketplace segment.

Marketplace orders decreased by 0.6 million, or 25%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from lower activity in our Marketplace segment.

Resale Orders

Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. A Resale order can include one or more tickets or parking passes. Resale orders allow us to monitor transaction volume and better identify trends within our Resale segment.

Resale orders decreased by less than 0.1 million, or 22%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from lower activity in our Resale segment.

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

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with U.S. GAAP and specifically excludes certain recurring costs such as: income tax expense (benefit); interest expense – net; depreciation and amortization; sales tax liabilities; transaction costs; equity-based compensation; litigation, settlements, and related costs; loss on asset disposals; change in fair value of derivative asset; foreign currency loss (gain) – net; severance compensation; change in fair value of the Intermediate Warrants; and loss on extinguishment of debt. In addition, other companies may calculate adjusted EBITDA differently than we do, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the U.S. GAAP amounts that are excluded from our presentation of adjusted EBITDA.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(14,631)	$(9,788)
Adjustments to reconcile net loss to adjusted EBITDA:
Income tax expense (benefit)	(1,158)	3,155
Interest expense – net	5,931	5,665
Depreciation and amortization	12,308	11,625
Sales tax liability(1)	237	(1,791)
Transaction costs(2)	792	5,709
Equity-based compensation(3)	4,414	10,751
Litigation, settlements, and related costs(4)	149	353
Loss on asset disposals(5)	59	47
Change in fair value of derivative asset(6)	196	350
Foreign currency loss (gain) – net(7)	956	(2,041)
Severance compensation(8)	233	—
Change in fair value of Intermediate Warrants(9)	—	(3,115)
Loss on extinguishment of debt(10)	—	801
Adjusted EBITDA	$9,486	$21,721
(1)
During the three months ended March 31, 2026 and 2025, we accrued for additional uncollected indirect tax liabilities in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer. We also received abatements and recognized other reductions to the balance of the liability related to uncollected indirect taxes (including sales taxes).
(2)
Consists of legal, accounting, tax, and other professional fees, integration costs, and other transaction-related expenses, none of which are considered indicative of our cofre operating performance. Costs in the three months ended March 31, 2026 primarily related to various strategic transactions and investments. Costs in three months ended March 31, 2025 primarily related to potential strategic transactions that were explored during the period, the February 2025 refinancing of the 2024 First Lien Loan (as defined herein), repurchases of Class A common stock, and various strategic transactions and investments.
(3)
Relates to equity granted by us pursuant to our 2021 Incentive Award Plan, as amended, which is not considered indicative of our core operating performance.
(4)
Relates to external legal costs, settlement costs, and insurance recoveries, none of which are considered indicative of our core operating performance.
(5)
Relates to disposals of fixed assets, which are not considered indicative of our core operating performance.

(6)
Relates to the revaluation of derivatives recorded at fair value, which revaluations are not considered indicative of our core operating performance.
(7)
Relates to net realized and unrealized losses (gains) resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies, which are not considered indicative of our core operating performance.
(8)
Relates to severance-related payments made to terminated employees as a result of a reduction in employee headcount and the departure of certain members of our leadership team, which are not considered indicative of our core operating performance.
(9)
Relates to the revaluation of the Intermediate Warrants, which revaluations are not considered indicative of our core operating performance (the Intermediate Warrants were amended in October 2025 as described in the “Recent Developments–Corporate Simplification” section of this Report).
(10)
Relates to losses incurred in connection with the extinguishment of the 2024 First Lien Loan, which are not considered indicative of our core operating performance.

Key Factors Affecting Our Performance

During the three months ended March 31, 2026, there were no material changes to the “Key Factors Affecting Our Performance” discussed in our 2025 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table presents our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenues	$125,783	$164,023	$(38,240)	(23)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	39,195	44,525	(5,330)	(12)%
Marketing and selling	49,951	64,112	(14,161)	(22)%
General and administrative	33,117	48,082	(14,965)	(31)%
Depreciation and amortization	12,308	11,625	683	6%
Total costs and expenses	134,571	168,344	(33,773)	(20)%
Loss from operations	(8,788)	(4,321)	(4,467)	(103)%
Interest expense – net	5,931	5,665	266	5%
Other expense (income) – net	1,070	(4,154)	5,224	126%
Loss on extinguishment of debt	—	801	(801)	(100)%
Loss before income taxes	(15,789)	(6,633)	(9,156)	(138)%
Income tax expense (benefit)	(1,158)	3,155	(4,313)	(137)%
Net loss	(14,631)	(9,788)	(4,843)	(49)%
Net loss attributable to redeemable noncontrolling interests	—	(3,846)	3,846	100%
Net loss attributable to Class A common stockholders	$(14,631)	$(5,942)	$(8,689)	(146)%

Revenues

Total Revenues

The following table presents total revenues by segment for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Marketplace revenues	$97,526	$133,740	$(36,214)	(27)%
Resale revenues	28,257	30,283	(2,026)	(7)%
Total revenues	$125,783	$164,023	$(38,240)	(23)%

Total revenues decreased by $38.2 million, or 23%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in Marketplace revenues.

Marketplace Revenues

The following table presents Marketplace revenues by event category for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Concert revenues	$43,570	$58,154	$(14,584)	(25)%
Sport revenues	29,542	38,598	(9,056)	(23)%
Theater revenues	20,104	31,533	(11,429)	(36)%
Other revenues	4,310	5,455	(1,145)	(21)%
Marketplace revenues	$97,526	$133,740	$(36,214)	(27)%

Marketplace revenues decreased by $36.2 million, or 27%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from, and was relatively consistent with, the 25% decrease in Marketplace orders during the same period.

Marketplace cancellation charges, which generally have a negative impact on Marketplace revenues, represented a reduction to Marketplace revenues of $5.1 million and $5.3 million during the three months ended March 31, 2026 and 2025, respectively. The decrease resulted primarily from lower payment-related chargeback activity primarily due to a decrease in Marketplace orders and fewer event cancellations in our Marketplace segment, partly offset by lower Marketplace revenues recognized from customer credit breakage.

The following table presents Marketplace revenues by business model for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Owned Properties revenues	$88,714	$109,232	$(20,518)	(19)%
Private Label Offering revenues	8,812	24,508	(15,696)	(64)%
Marketplace revenues	$97,526	$133,740	$(36,214)	(27)%

The decrease in both Owned Properties and Private Label Offering revenues during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 resulted primarily from a decrease in Marketplace orders, as well as the loss of a significant Private Label Offering distribution partner.

We also earn Marketplace revenues in the form of referral fees charged to third-party insurance providers in exchange for offering event insurance to ticket buyers. Marketplace revenues earned from referral fees were $3.5 million and $5.9 million during the three months ended March 31, 2026 and 2025, respectively. The decrease resulted primarily from a decrease in Marketplace orders.

Resale Revenues

Resale revenues decreased by $2.0 million, or 7%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in Resale orders.

Resale cancellation charges, which generally have a negative impact on Resale revenues, represented a reduction to Resale revenues of $0.3 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively. The decrease resulted primarily from a decrease in Resale orders.

Cost of Revenues

Total Cost of Revenues

The following table presents total cost of revenues by segment for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Marketplace cost of revenues	$16,602	$20,999	$(4,397)	(21)%
Resale cost of revenues	22,593	23,526	(933)	(4)%
Total cost of revenues	$39,195	$44,525	$(5,330)	(12)%

Total cost of revenues decreased by $5.3 million, or 12%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in Marketplace cost of revenues.

Marketplace Cost of Revenues

Marketplace cost of revenues decreased by $4.4 million, or 21%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease, which was primarily due to a decrease in Marketplace orders, was relatively consistent with the 25% decrease in Marketplace GOV during the same period.

Resale Cost of Revenues

Resale cost of revenues decreased by $0.9 million, or 4%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease, which was primarily due to a decrease in Resale orders, was not consistent with the 7% decrease in Resale revenues during the same period, primarily due to lower margins for certain Resale event categories.

Marketing and Selling

Total Marketing and Selling

The following table presents total marketing and selling expenses, which relate entirely to our Marketplace segment, by advertising category for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Online advertising	$46,977	$59,199	$(12,222)	(21)%
Offline advertising	2,974	4,913	(1,939)	(39)%
Total marketing and selling	$49,951	$64,112	$(14,161)	(22)%

Total marketing and selling expenses decreased by $14.2 million, or 22%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was not consistent with the 27% decrease in Marketplace revenues during the same period, primarily due to higher investment intensity in digital performance marketing channels.

Online Advertising

Online advertising costs decreased by $12.2 million, or 21%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Since online marketing spend is largely performance-based and fluctuates with order volume, the decrease was driven mainly by a decrease in Marketplace orders, partly offset by greater investment in digital performance marketing channels.

Offline Advertising

Offline advertising costs decreased by $1.9 million, or 39%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from lower spending in traditional brand marketing channels.

Contribution Margin

Total Contribution Margin

The following table presents total contribution margin by segment for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Marketplace contribution margin	$30,973	$48,629	$(17,656)	(36)%
Resale contribution margin	5,664	6,757	(1,093)	(16)%
Total contribution margin	$36,637	$55,386	$(18,749)	(34)%

Total contribution margin decreased by $18.7 million, or 34%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in Marketplace contribution margin.

Marketplace Contribution Margin

Marketplace contribution margin decreased by $17.7 million, or 36%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in Marketplace orders and higher investment intensity in digital performance marketing channels.

Resale Contribution Margin

Resale contribution margin decreased by $1.1 million, or 16%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in Resale orders and lower margins for certain Resale event categories.

General and Administrative

Total General and Administrative

The following table presents total general and administrative expenses by category for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Personnel expenses	$21,743	$33,275	$(11,532)	(35)%
Non-income tax expense (income)	450	(1,438)	1,888	131%
Other general and administrative	10,924	16,245	(5,321)	(33)%
Total general and administrative	$33,117	$48,082	$(14,965)	(31)%

Total general and administrative expenses decreased by $15.0 million, or 31%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in personnel expenses due to lower equity-based compensation expenses as well as a reduction in employee headcount as part of our strategic cost reduction program, for which we incurred general and administrative expenses of $0.2 million related to severance compensation during the three months ended March 31, 2026.

Personnel Expenses

Personnel expenses decreased by $11.5 million, or 35%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in equity-based compensation expenses and other personnel cost savings associated with the reduction in employee headcount under our strategic cost reduction program, for which we incurred personnel expenses of $0.2 million related to severance compensation during the three months ended March 31, 2026.

Non-Income Tax Expense

Non-income tax expense increased by $1.9 million, or 131%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase resulted primarily from accruing for additional uncollected indirect tax liabilities in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer.

Other General and Administrative

Other general and administrative expenses decreased by $5.3 million, or 33%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease resulted primarily from a decrease in professional service fees.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.7 million, or 6%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase resulted primarily from an increase in amortization related to capitalized development activities for our online platform.

Interest Expense – Net

Interest expense – net increased by $0.3 million, or 5%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase resulted primarily from lower interest income earned on our cash balances.

Other Expense – Net

Other expense – net increased by $5.2 million, or 126%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase resulted primarily from net losses resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies and unrealized gains related to the fair value remeasurement of the Intermediate Warrants no longer being recognized during the three months ended March 31, 2026 due to the fact that they were reclassified from liability instruments to equity instruments in connection with the Corporate Simplification.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was zero during the three months ended March 31, 2026 compared to $0.8 million during the three months ended March 31, 2025. Loss on extinguishment of debt resulted entirely from the February 2025 refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan (each as defined herein).

Income Tax Benefit

Income tax benefit increased by $4.4 million, or 137%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase resulted primarily from the fact there was no longer a redeemable noncontrolling interests adjustment for VSI’s allocable share of Hoya Intermediate’s income (loss) during the three months ended March 31, 2026, as well as the impact of 2026 losses for which no tax benefit was recognized.

Liquidity & Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of March 31, 2026, we had $143.6 million of cash and cash equivalents, which consists of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. During the three months ended March 31, 2026, we generated positive cash flows from operating activities, primarily due to an increase in accounts payable.

Loan Agreements

2022 First Lien Loan & Revolving Facility

In 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan with a maturity date of February 3, 2029 (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “Revolving Facility”). As of March 31, 2026, availability under the Revolving Facility was reduced by $10.0 million due to outstanding letters of credit.

2024 First Lien Loan

In 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan with a maturity date of February 3, 2029 (the “2024 First Lien Loan”). The 2024 First Lien Loan carried an interest rate equal to the secured overnight financing rate (“SOFR”) (subject to a 0.5% floor) plus a margin of 3.00%.

2025 First Lien Loan

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The 2025 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The 2025 First Lien Loan requires quarterly principal payments of $1.0 million. The Revolving Facility, which was unaffected by the 2022, 2024, and February 2025 refinancings, does not require periodic payments. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and, subject to certain exceptions provided for therein, substantially all of Hoya Intermediate’s direct and indirect wholly owned domestic subsidiaries. All obligations under the 2025 First Lien Loan are secured, subject to permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and such guarantors’ assets.

Outstanding Debt

As of March 31, 2026, we had the 2025 First Lien Loan outstanding and we had no outstanding borrowings under the Revolving Facility.

Share Repurchase Program

In February 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced in March 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares.

During the three months ended March 31, 2025, we repurchased 0.1 million shares of Class A common stock under the Share Repurchase Program, for which we paid $6.0 million and incurred commissions and excise taxes of less than $0.1 million. As of December 31, 2025, we recognized a liability of $0.1 million for unpaid excise taxes related to repurchases of Class A common stock. We did not repurchase any shares of Class A common stock under the Share Repurchase Program during the three months ended March 31, 2026, nor did we recognize a liability for unpaid excise taxes related to repurchases of Class A common stock as of March 31, 2026.

Cumulatively as of March 31, 2026, we have repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we have paid $40.9 million and incurred commissions and excise taxes of $0.4 million. As of March 31, 2026, $59.1 million remained available for future repurchases under the Share Repurchase Program.

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

In connection with the Corporate Simplification, all rights and obligations under the TRA were terminated (other than certain terms thereof that expressly survived), including $5.8 million of cash payments that would have otherwise been due during the three months ended March 31, 2026, in exchange for the issuance of 403,022 shares of Class A common stock. As a result of the Corporate Simplification, we no longer have a TRA liability. See the “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–Corporate Simplification“ section of this Report for more information.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$46,007	$(25,288)
Net cash used in investing activities	(3,104)	(7,571)
Net cash used in financing activities	(1,821)	(11,570)

Net Cash Provided by (Used In) Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2026 was $46.0 million, which was primarily related to a net loss of $14.6 million, net non-cash charges of $17.3 million, and net cash inflows from a $43.3 million change in operating assets and liabilities. The net cash inflows from the change in operating assets and liabilities were primarily due to an increase in Accounts payable resulting from an increase in amounts payable to ticket sellers resulting from seasonal fluctuations and timing of disbursements.

Net cash used in operating activities during the three months ended March 31, 2025 was $25.3 million, which was primarily related to a net loss of $9.8 million, net non-cash charges of $17.7 million, and net cash outflows from a $33.2 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a decrease in Accounts payable resulting from a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV and a decrease in Accrued expenses and other current liabilities (specifically accrued payroll) as a result of lower Marketplace GOV, as well as the timing of disbursements.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 and 2025 was $3.1 million and $7.6 million, respectively, which was primarily related to capital spending on development activities for our online platform in both periods.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026 was $1.8 million, which was primarily related to the required quarterly principal payment for the 2025 First Lien Loan and payments toward a domain name that was acquired in 2024.

Net cash used in financing activities during the three months ended March 31, 2025 was $11.6 million, which was primarily related to repurchases of Class A common stock under the Share Repurchase Program and the payment of liabilities under the TRA.

Critical Accounting Policies & Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and valuation allowances have the greatest potential impact on our unaudited condensed consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial statements. For a description of our critical accounting policies and estimates, see our 2025 Form 10-K. During the three months ended March 31, 2026, there were no material changes to the critical accounting policies disclosed in our 2025 Form 10-K.

We closely monitor the financial and operating results impacting our lone reporting unit with a goodwill balance (the “Marketplace Reporting Unit”) and indefinite-lived intangible assets and, as deemed necessary, we make comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the fair value of the Marketplace Reporting Unit and indefinite-lived intangible assets. We perform an annual impairment assessment of our goodwill and indefinite-lived intangible assets as of October 31 of each fiscal year.

Goodwill – Net

Goodwill is not subject to amortization and is reviewed for impairment annually, or more frequently if events or changes in circumstances indicate an impairment may have occurred. If we determine that it is more likely than not that the fair value of our goodwill is less than its carrying value, we then perform a quantitative assessment. Based upon the results of that assessment, if the carrying value of our goodwill exceeds its fair value, (i) the recorded goodwill will be written down and (ii) a non-cash impairment expense will be recorded in the Consolidated Statements of Operations.

As discussed in our 2025 Form 10-K, during the year ended December 31, 2025, we determined that the estimated fair value of the Marketplace Reporting Unit was lower than its carrying value. Consequently, during the year ended December 31, 2025, we recognized a non-cash impairment expense of $660.7 million related to our goodwill, $297.4 million of which was recognized as of June 30, 2025 and $363.3 million of which was recognized as of October 31, 2025. At December 31, 2025, accumulated impairment charges related to our goodwill were $1,037.8 million.

The fair value of goodwill in the quantitative impairment tests performed as of June 30, 2025 and October 31, 2025 was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis were (i) long-term projections of our financial performance and (ii) the weighted average cost of capital of market participants, adjusted for the risk attributable to our business and industry. The principal assumption used in the market approach was an estimate of a market-based multiple to determine estimated fair value. The fair value estimates used in our assessment were based on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic and competitive environments. There can be no assurance that the estimates and assumptions used at the time of our annual assessment will not change over time. If near-term profitability trends, or our long-term profitability outlook, decline below our expectations, it is possible that an interim assessment, or a future annual assessment, could result in an additional impairment of our goodwill and indefinite-lived intangible assets.

During the three months ended March 31, 2026, there were no changes in the accumulated impairment charges related to our goodwill.

Indefinite-Lived Intangible Assets

Similar to goodwill, our indefinite-lived intangible assets are not subject to amortization and are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that it is more likely than not that the fair value of our indefinite-lived intangible assets is less than their carrying value, we then perform a quantitative assessment. Based upon the results of that assessment, if the carrying value of our indefinite-lived intangible assets exceeds their fair value, a non-cash impairment expense will be recorded in the Consolidated Statements of Operations.

As discussed in our 2025 Form 10-K, during the year ended December 31, 2025, we determined that the estimated fair value of certain indefinite-lived trademarks was lower than their carrying value. Consequently, during the year ended December 31, 2025, we recognized a non-cash impairment expense of $62.3 million related to certain indefinite-lived trademarks, $23.0 million of which was recognized as of June 30, 2025 and $39.3 million of which was recognized as of October 31, 2025. At December 31, 2025, accumulated impairment charges related to our indefinite-lived intangible assets were $141.0 million.

The fair value of certain indefinite-lived trademarks in the quantitative impairment tests performed as of June 30, 2025 and October 31, 2025 was determined using the relief-from-royalty method, a detailed valuation methodology that involves the application of reasonable royalty rates to a net sales stream using the discounted cash flow method.

During the three months ended March 31, 2026, there were no changes in the accumulated impairment charges related to our indefinite-lived intangible assets.

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

Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and financial officers concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should carefully consider the risks and uncertainties discussed in the “Risk Factors” section of our 2025 Form 10-K. These risks and uncertainties could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this Report. During the three months ended March 31, 2026, there were no material changes to the risk factors discussed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer & Affiliated Purchasers

The following table provides information related to repurchases of Class A common stock during the three months ended March 31, 2026 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1-31, 2026	—	$—	—	$59,080
February 1-28, 2026	—	—	—	59,080
March 1-31, 2026	—	—	—	59,080
Total	—	$—	—	$59,080
(1)
In February 2024, our Board authorized the Share Repurchase Program for up to $100.0 million of Class A common stock. The Share Repurchase Program was publicly announced in March 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares. Under the Share Repurchase Program, we may repurchase shares in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

		S-4	2.2	5/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
2.4	Agreement and Plan of Merger, dated November 3, 2023, among Vivid Seats Inc., Viva Merger Sub I, LLC, Viva Merger Sub II, LLC, VDC Holdco, LLC, the Unitholders named therein, and the Unitholders’ Representative named therein	8-K	2.1	11/7/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
3.3	Amended and Restated Bylaws	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement, dated October 14, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Private Warrant Agreement, dated October 15, 2021, between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.8	10/22/2021
4.3	Private Warrant Agreement, dated October 15, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.9	10/22/2021
4.4	Private Warrant Agreement, dated October 31, 2025, between Vivid Seats Inc. and Continental Stock Transfer & Trust Company	8-K	10.2	11/6/2025
4.5	Specimen Class A Common Stock Certificate	10-K	4.2	3/15/2022
4.6	Specimen Warrant Certificate	10-K	4.3	3/15/2022
10.1#	Employment Agreement, dated March 11, 2026, among Lawrence Fey, Vivid Seats Inc., and Vivid Seats LLC	10-K	10.16	3/12/2026
10.2#	Employment Agreement, dated January 14, 2026, among Joseph Thomas, Vivid Seats Inc., and Vivid Seats LLC	10-K	10.18	3/12/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	*
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

The documents filed as exhibits to this Report are not intended to provide factual information, other than with respect to the terms of the documents themselves, and should not be relied on for that purpose. In particular, any representations and warranties contained in any such document were made solely within the context of such document and do not apply in any other context or at any time other than the date on which they were made.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vivid Seats Inc.

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Executive Officer
May 5, 2026

By:	/s/ Joseph Thomas
Joseph Thomas
Chief Financial Officer
May 5, 2026