Form 10-Q
period 2026-06-30
Vivid Seats Inc.
filed 2026-08-04
CIK 1856031

e i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, the registrant had outstanding 11,241,195 shares of Class A common stock, $0.0001 par value per share, net of treasury shares.

forward-looking statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future events and trends and the future results of Vivid Seats Inc. (“VSI”) and its subsidiaries, including Hoya Intermediate, LLC (“Hoya Intermediate”), Hoya Midco, LLC, and Vivid Seats LLC (collectively, “we,” “us,” and “our”). Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “project,” “propose,” “seek,” “should,” “target,” “will,” and “would,” as well as similar expressions that predict or indicate future events or do not relate to historical matters, are intended to identify such forward-looking statements. Such forward-looking statements may relate to, without limitation, our future operating results and financial performance and other topics such as:

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

We have based such forward-looking statements on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are not guarantees of future performance, conditions, or results, and are subject to risks and uncertainties that can be difficult to predict and/or outside of our control. Therefore, actual results may differ materially from those contemplated by any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Form 10-K”), as well as in our press releases and other filings with the Securities and Exchange Commission (the “SEC”).

Except as required by applicable law, we undertake no obligation to update or revise any such forward-looking statements, which speak only as of the date of this Report (or, in the case of statements incorporated by reference herein, as of the date of the incorporated document).

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$136,676	$102,702
Restricted cash	904	604
Accounts receivable – net	45,036	30,664
Inventory – net	26,925	18,166
Prepaid expenses and other current assets	39,191	26,336
Total current assets	248,732	178,472
Property and equipment – net	11,268	12,373
Right-of-use assets – net	9,769	10,515
Intangible assets – net	124,168	141,528
Goodwill – net	283,468	283,915
Deferred tax assets – net	1,296	1,123
Investments	5,465	5,365
Other assets	4,639	3,575
Total assets	$688,805	$636,866
Liabilities and shareholders' deficit
Current liabilities:
Accounts payable	$230,849	$153,418
Accrued expenses and other current liabilities	126,476	125,957
Deferred revenue	17,331	19,973
Current maturities of long-term debt	3,930	3,930
Total current liabilities	378,586	303,278
Long-term debt – net	381,836	383,431
Long-term lease liabilities	15,260	16,452
Other liabilities	18,202	18,834
Total liabilities	793,884	721,995
Commitments and contingencies (Note 13)
Shareholders' deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 12,190,860 and 11,712,157 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	23	23
Additional paid-in capital	1,376,687	1,368,067
Treasury stock, at cost, 949,665 shares at June 30, 2026 and December 31, 2025	(93,920)	(93,920)
Accumulated deficit	(1,388,424)	(1,359,472)
Accumulated other comprehensive income	555	173
Total shareholders' deficit	(105,079)	(85,129)
Total liabilities and shareholders' deficit	$688,805	$636,866

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$129,861	$143,566	$255,644	$307,589
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	38,642	42,429	77,837	86,954
Marketing and selling	52,753	53,800	102,704	117,912
General and administrative	32,589	46,272	65,706	94,354
Depreciation and amortization	12,318	12,341	24,626	23,966
Impairment charges	—	320,449	—	320,449
Total costs and expenses	136,302	475,291	270,873	643,635
Loss from operations	(6,441)	(331,725)	(15,229)	(336,046)
Interest expense – net	6,055	5,634	11,986	11,299
Other expense (income) – net	945	(150,197)	2,015	(154,351)
Loss on extinguishment of debt	—	—	—	801
Loss before income taxes	(13,441)	(187,162)	(29,230)	(193,795)
Income tax expense (benefit)	880	76,165	(278)	79,320
Net loss	(14,321)	(263,327)	(28,952)	(273,115)
Net loss attributable to redeemable noncontrolling interests	—	(123,652)	—	(127,498)
Net loss attributable to Class A common stockholders	$(14,321)	$(139,675)	$(28,952)	$(145,617)
Net loss per Class A common stock:
Basic	$(1.30)	$(21.40)	$(2.65)	$(22.11)
Diluted	$(1.30)	$(25.47)	$(2.65)	$(26.24)
Weighted average Class A common stock outstanding:
Basic	11,049,238	6,526,899	10,933,116	6,585,629
Diluted	11,049,238	10,348,132	10,933,116	10,406,862

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(14,321)	$(263,327)	$(28,952)	$(273,115)
Other comprehensive income:
Foreign currency translation adjustment	210	857	381	2,072
Unrealized gain (loss) on Note	(1)	1	1	(38)
Total other comprehensive income	209	858	382	2,034
Comprehensive loss	(14,112)	(262,469)	(28,570)	(271,081)
Net loss attributable to redeemable noncontrolling interests	—	(123,652)	—	(127,498)
Other comprehensive income attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	—	316	—	759
Unrealized loss on Note attributable to redeemable noncontrolling interests	—	—	—	(14)
Total other comprehensive income attributable to redeemable noncontrolling interests	—	316	—	745
Comprehensive loss attributable to Class A common stockholders	$(14,112)	$(139,133)	$(28,570)	$(144,328)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data) (Unaudited)

		Class A common stock		Class B common stock			Treasury stock
	Redeemable noncontrolling interests	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balances at January 1, 2025	$352,922	7,190,975	$14	3,811,250	$8	$1,267,710	(571,687)	$(75,568)	$(930,171)	$(880)	$261,113
Net loss	(3,846)	—	—	—	—	—	—	—	(5,942)	—	(5,942)
Issuances of Class A common stock	—	136,496	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	10,935	—	—	—	—	10,935
Repurchases of Class A common stock	—	—	—	—	—	—	(118,926)	(6,917)	—	—	(6,917)
Tax distributions to redeemable noncontrolling interests	(1,689)	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	429	—	—	—	—	—	—	—	—	747	747
Net settlement of equity incentive awards	—	(15,922)	—	—	—	(1,411)	—	—	—	—	(1,411)
Subsequent remeasurement of redeemable noncontrolling interests	(122,189)	—	—	—	—	122,189	—	—	—	—	122,189
Balances at March 31, 2025	225,627	7,311,549	14	3,811,250	8	1,399,423	(690,613)	(82,485)	(936,113)	(133)	380,714
Net loss	(123,652)	—	—	—	—	—	—	—	(139,675)	—	(139,675)
Issuances of Class A common stock	—	100,410	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	11,838	—	—	—	—	11,838
Repurchases of Class A common stock	—	—	—	—	—	—	(195,166)	(9,220)	—	—	(9,220)
Other comprehensive income	316	—	—	—	—	—	—	—	—	542	542
Net settlement of equity incentive awards	—	(8,916)	—	—	—	(331)	—	—	—	—	(331)
Subsequent remeasurement of redeemable noncontrolling interests	26,531	—	—	—	—	(26,531)	—	—	—	—	(26,531)
Balances at June 30, 2025	$128,822	7,403,043	$14	3,811,250	$8	$1,384,399	(885,779)	$(91,705)	$(1,075,788)	$409	$217,337

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data) (Unaudited)

	Class A common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' deficit
Balances at January 1, 2026	11,712,157	$23	$1,368,067	(949,665)	$(93,920)	$(1,359,472)	$173	$(85,129)
Net loss	—	—	—	—	—	(14,631)	—	(14,631)
Issuances of Class A common stock	280,626	—	—	—	—	—	—	—
Equity-based compensation	—	—	4,533	—	—	—	—	4,533
Other comprehensive income	—	—	—	—	—	—	173	173
Net settlement of equity incentive awards	(55,707)	—	(338)	—	—	—	—	(338)
Balances at March 31, 2026	11,937,076	23	1,372,262	(949,665)	(93,920)	(1,374,103)	346	(95,392)
Net loss	—	—	—	—	—	(14,321)	—	(14,321)
Issuances of Class A common stock	294,525	—	—	—	—	—	—	—
Equity-based compensation	—	—	4,773	—	—	—	—	4,773
Other comprehensive income	—	—	—	—	—	—	209	209
Net settlement of equity incentive awards	(40,741)	—	(348)	—	—	—	—	(348)
Balances at June 30, 2026	$12,190,860	$23	$1,376,687	(949,665)	$(93,920)	$(1,388,424)	$555	$(105,079)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(28,952)	$(273,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,626	23,966
Amortization of leases	721	720
Amortization of deferred financing costs	474	485
Equity-based compensation	9,085	22,403
Loss on asset disposals	86	196
Change in fair value of derivative asset	338	573
Deferred income tax expense (benefit)	(403)	76,707
Non-cash interest expense – net	269	334
Foreign currency loss (gain) – net	1,469	(3,574)
Change in fair value of Intermediate Warrants	—	(4,849)
Loss on extinguishment of debt	—	801
Adjustment of liabilities under TRA	—	(149,172)
Impairment charges	—	320,449
Write-off of Sponsorship Loan	—	2,024
Changes in operating assets and liabilities:
Accounts receivable – net	(14,520)	(906)
Inventory – net	(8,764)	(13,018)
Prepaid expenses and other current assets	(12,869)	3,613
Accounts payable	77,670	(29,394)
Accrued expenses and other current liabilities	(243)	(28,104)
Deferred revenue	(2,643)	(3,826)
Long-term lease liabilities	(1,183)	(1,085)
Other assets and liabilities – net	47	864
Net cash provided by (used in) operating activities	45,208	(53,908)
Cash flows from investing activities
Purchases of property and equipment	(23)	(2,043)
Purchases of personal seat licenses	(625)	(960)
Investments in developed technology	(5,993)	(8,341)
Purchases of seat images	(287)	(321)
Net cash used in investing activities	(6,928)	(11,665)
Cash flows from financing activities
Payments of taxes related to net settlement of equity incentive awards	(686)	(1,742)
Payments of 2025 First Lien Loan	(1,965)	(983)
Payments toward Acquired Domain Name Obligation	(1,000)	(1,000)
Payment of deferred financing costs and other debt-related expenses	—	(162)
Tax distributions to redeemable noncontrolling interests	—	(1,689)
Repurchases of Class A common stock	—	(15,862)
Payment of liabilities under TRA	—	(4,005)
Payments of 2024 First Lien Loan	—	(76,986)
Proceeds from 2025 First Lien Loan	—	76,986
Net cash used in financing activities	(3,651)	(25,443)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(355)	354
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,274	(90,662)
Cash, cash equivalents, and restricted cash – beginning of period	103,306	244,648
Cash, cash equivalents, and restricted cash – end of period	$137,580	$153,986
Supplemental disclosures of cash flow information
Cash paid for interest	$12,086	$14,883
Cash paid for income taxes, net of income tax refunds received	$268	$1,953
Cash paid for operating lease liabilities	$1,830	$1,706
Supplemental disclosures of non-cash investing and financing activities
Equity-based compensation expense related to capitalized development costs	$221	$370
Deferred financing costs and other debt-related expenses recorded in Accrued expenses and other current liabilities	$798	$—
Repurchases of Class A common stock recorded in Accrued expenses and other current liabilities	$—	$275

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

The following tables present Marketplace revenues by business model and event category for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Owned Properties revenues	$93,718	$97,439	$182,432	$206,671
Private Label Offering revenues	10,230	17,039	19,043	41,547
Marketplace revenues	$103,948	$114,478	$201,475	$248,218

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Concert revenues	$42,424	$50,586	$85,994	$108,740
Sport revenues	41,721	35,818	71,263	74,416
Theater revenues	15,943	23,744	36,048	55,277
Other revenues	3,860	4,330	8,170	9,785
Marketplace revenues	$103,948	$114,478	$201,475	$248,218

During the three and six months ended June 30, 2026, we recognized Resale revenues of $25.9 million and $54.2 million, respectively, compared to Resale revenues of $29.1 million and $59.4 million, respectively, during the three and six months ended June 30, 2025.

At June 30, 2026, Deferred revenue in the Condensed Consolidated Balance Sheets was $17.3 million, which primarily relates to the Vivid Seats Rewards Program. Stamps earned under the Vivid Seats Rewards Program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue within the next seven years.

At December 31, 2025, $20.0 million was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets, of which $4.4 million and $9.6 million was recognized as revenue during the three and six months ended June 30, 2026, respectively.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

The following tables summarize our segment information for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Marketplace	Resale	Total	Marketplace	Resale	Total
Revenues	$103,948	$25,913	$129,861	$201,475	$54,169	$255,644
Cost of revenues (exclusive of depreciation and amortization shown separately below)	17,460	21,182	38,642	34,062	43,775	77,837
Marketing and selling:
Online advertising	50,446	—	50,446	97,424	—	97,424
Offline advertising	2,307	—	2,307	5,280	—	5,280
Total marketing and selling	52,753	—	52,753	102,704	—	102,704
Contribution margin	33,735	4,731	38,466	64,709	10,394	75,103
General and administrative			32,589			65,706
Depreciation and amortization			12,318			24,626
Loss from operations			(6,441)			(15,229)
Interest expense – net			6,055			11,986
Other expense – net			945			2,015
Loss before income taxes			$(13,441)			$(29,230)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Marketplace	Resale	Total	Marketplace	Resale	Total
Revenues	$114,478	$29,088	$143,566	$248,218	$59,371	$307,589
Cost of revenues (exclusive of depreciation and amortization shown separately below)	18,162	24,267	42,429	39,161	47,793	86,954
Marketing and selling:
Online advertising	48,630	—	48,630	107,829	—	107,829
Offline advertising	5,170	—	5,170	10,083	—	10,083
Total marketing and selling	53,800	—	53,800	117,912	—	117,912
Contribution margin	42,516	4,821	47,337	91,145	11,578	102,723
General and administrative			46,272			94,354
Depreciation and amortization			12,341			23,966
Impairment charges			320,449			320,449
Loss from operations			(331,725)			(336,046)
Interest expense – net			5,634			11,299
Other income – net			(150,197)			(154,351)
Loss on extinguishment of debt			—			801
Loss before income taxes			$(187,162)			$(193,795)

Substantially all of our sales occur and assets reside in the United States.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

5. Accounts Receivable - Net

The following table presents the major components of Accounts receivable – net at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Uncollateralized payment processor obligations	$17,461	$11,938
Due from ticket sellers for cancellation charges	8,034	7,600
Due from distribution partners for cancellation charges	14,072	14,139
Event insurance and other commissions receivable	5,143	3,481
Other trade receivables	14,400	6,369
Accounts receivable	59,110	43,527
Less: allowance for credit losses	(14,074)	(12,863)
Accounts receivable – net	$45,036	$30,664

Accounts receivable is recorded net of the cumulative allowance for credit losses. As of June 30, 2026 and December 31, 2025, we recorded a cumulative allowance for credit losses of $14.1 million and $12.9 million, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to ticket buyers.

We wrote off $0.1 million for uncollectible accounts receivable balances during the three and six months ended June 30, 2025. There were no write-offs for uncollectible accounts receivable balances during the three and six months ended June 30, 2026.

6. Prepaid Expenses and Other Current Assets

The following table presents the major components of Prepaid expenses and other current assets at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Recovery of future customer compensation	$16,733	$13,021
Prepaid expenses	8,212	9,807
Other current assets	14,246	3,508
Prepaid expenses and other current assets	$39,191	$26,336

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs increased by $3.7 million between June 30, 2026 and December 31, 2025, primarily due to an increase in estimated future event cancellations. A related provision for expected compensation to customers is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Other current assets increased by $10.7 million between June 30, 2026 and December 31, 2025, primarily due to the deferral of costs directly attributable to certain contemplated debt transactions.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

The following table summarizes the changes in the carrying amount of goodwill during the six months ended June 30, 2026 (in thousands):

Gross goodwill balance December 31, 2025	$1,321,686
Accumulated impairment charges	(1,037,771)
Goodwill – net balance at December 31, 2025	283,915
Foreign currency translation adjustment	(447)
Goodwill – net balance at June 30, 2026	$283,468

During the six months ended June 30, 2026, there were no changes in the accumulated impairment charges related to our goodwill.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Intangible Assets – Net

The following table summarizes the carrying amount of our intangible assets at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Definite-lived intangible assets
Supplier relationships	$57,123	$57,123
Customer relationships	34,620	34,620
Acquired developed technology	29,340	29,290
Capitalized development costs	71,201	63,835
Capitalized development costs – work in progress	4,677	5,931
Acquired Domain Name	17,348	17,348
Seat images	1,553	1,266
Foreign currency translation adjustment	(3,031)	(1,936)
Total gross book value	212,831	207,477
Less: accumulated amortization
Supplier relationships	(35,766)	(29,266)
Customer relationships	(29,840)	(24,603)
Acquired developed technology	(21,538)	(18,109)
Capitalized development costs	(48,362)	(41,098)
Acquired Domain Name	(1,846)	(1,292)
Seat images	(494)	(267)
Foreign currency translation adjustment	1,171	620
Total accumulated amortization	(136,675)	(114,015)
Indefinite-lived intangible assets
Trademarks	110,538	110,538
Foreign currency translation adjustment	(174)	(120)
Accumulated impairment charges	(62,352)	(62,352)
Intangible assets – net	$124,168	$141,528

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

We account for the Acquired Domain Name as a definite-lived intangible asset under ASC Topic 350, Intangibles—Goodwill and Other. The purchase price of the Acquired Domain Name was $17.3 million, which will be amortized over a total period of 15.6 years (the “Acquired Domain Name Term”). As of June 30, 2026 and December 31, 2025, the Acquired Domain Name had a carrying value of $15.5 million and $16.1 million, respectively, which is recorded in Intangible assets – net in the Condensed Consolidated Balance Sheets.

We account for the Acquired Domain Name Obligation as a liability, for which interest will accrue over the Acquired Domain Name Term at an effective interest rate of 8.6% per annum. As of June 30, 2026 and December 31, 2025, the Acquired Domain Name Obligation had a carrying value of $16.3 million and $16.6 million, respectively, of which $0.6 million is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets and the remainder is recorded in Other liabilities in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2026, we recognized an expense of $0.3 million and $0.7 million, respectively, for interest incurred in relation to the Acquired Domain Name Obligation. During the three and six months ended

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

June 30, 2025, we recognized an expense of $0.4 million and $0.8 million, respectively, for interest incurred in relation to the Acquired Domain Name Obligation. Interest incurred in relation to the Acquired Domain Name Obligation is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2026, we recognized an expense of $11.7 million and $23.3 million, respectively, for amortization related to our definite-lived intangible assets. During the three and six months ended June 30, 2025, we recognized an expense of $11.7 million and $22.7 million, respectively, for amortization related to our definite-lived intangible assets. Amortization expenses related to our definite-lived intangible assets are recorded in Depreciation and amortization expenses in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2026, we recognized an expense of less than $0.1 million and $0.1 million, respectively, for losses related to disposals of our definite-lived intangible assets. During the three and six months ended June 30, 2025, we recognized an expense of $0.1 million for losses related to disposals of our definite-lived intangible assets. Losses on asset disposals are recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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

During the six months ended June 30, 2026, there were no changes in the accumulated impairment charges related to our indefinite-lived intangible assets.

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

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities, pursuant to which the Note is classified as an available-for-sale security and recognized at fair value. During the three and six months ended June 30, 2026, the Note had an unrealized loss of less than $0.1 million and an unrealized gain of less than $0.1 million, respectively. During the three and six months ended June 30, 2025, the Note had an unrealized gain of less than $0.1 million and an unrealized loss of less than $0.1 million, respectively. Unrealized gains and losses related to differences between the fair value of the Note and the carrying value of the Note are recorded as a separate component of Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Loss on a recurring basis until realized. The Note’s amortized cost was $4.5 million and $4.0 million at June 30, 2026 and December 31, 2025, respectively. We did not recognize any credit losses related to the Note during the three and six months ended June 30, 2026 and 2025.

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging, pursuant to which the Warrant is classified as a derivative instrument and recognized at fair value. During the three and six months ended

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

June 30, 2026, the fair value of the Warrant decreased by $0.1 million and $0.3 million, respectively, for which we recognized a loss in both periods. During the three and six months ended June 30, 2025, the fair value of the Warrant decreased by $0.2 million and $0.6 million, respectively, for which we recognized a loss in both periods. Unrealized losses related to changes in the fair value of the Warrant are recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations on a recurring basis until realized. The presentation of the Warrant, including whether it should be classified as an asset or a liability, is evaluated at the end of each reporting period.

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

The following tables present the recurring fair value measurements of our financial assets by hierarchy level at June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2026
Note	$—	$—	$4,679	$4,679
Warrant	—	—	786	786
	$—	$—	$5,465	$5,465

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2025
Note	$—	$—	$4,241	$4,241
Warrant	—	—	1,124	1,124
	$—	$—	$5,365	$5,365

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents quantitative information about the significant unobservable inputs applied to the recurring Level 3 fair value measurements of our financial assets at June 30, 2026 and December 31, 2025:

		June 30,	December 31,
Asset	Significant Unobservable Inputs	2026	2025
Note	Expected term (years)	4.0	4.5
	Implied yield	21.7%	21.7%
Warrant	Expected term (years)	4.0	4.5
	Expected volatility	62.0%	62.0%
	Risk-free rate	4.2%	3.7%
	Expected dividend yield	0.0%	0.0%

The following table summarizes the changes in the carrying amounts of the Note and the Warrant (both of which are measured at fair value using Level 3 significant unobservable inputs) during the six months ended June 30, 2026 (in thousands):

	Note	Warrant
Balances at January 1, 2026	$4,241	$1,124
Accretion of discount	160	—
Interest paid-in-kind	277	—
Unrealized gains (losses):
Recorded in Net loss	—	(338)
Recorded in Other comprehensive income	1	—
Total unrealized gains (losses)	1	(338)
Balances at June 30, 2026	$4,679	$786

9. Accrued Expenses and Other Current Liabilities

The following table presents the major components of accrued expenses and other current liabilities at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accrued marketing expense	$20,087	$21,159
Accrued customer credits	52,811	52,321
Accrued future customer compensation	20,621	15,771
Accrued payroll	6,002	10,463
Accrued operating expenses	13,328	11,800
Other current liabilities	13,627	14,443
Accrued expenses and other current liabilities	$126,476	$125,957

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

During the three and six months ended June 30, 2026, $3.0 million and $6.2 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $0.1 million and $0.7 million, respectively. During the three and six months ended June 30, 2025, $1.7 million and $3.2 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $1.0 million and $2.6 million, respectively. Breakage amounts are recorded net of reductions in associated accounts receivable balances.

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

During the three and six months ended June 30, 2026, we recognized a net increase in revenue of $0.1 million and $0.2 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where our performance obligations were satisfied in prior periods. During the three and six months ended June 30, 2025, we recognized a net decrease in revenue of less than $0.1 million and a net increase in revenue of less than $0.1 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where our performance obligations were satisfied in prior periods.

Accrued future customer compensation increased by $4.9 million between December 31, 2025 and June 30, 2026, primarily due to an increase in estimated future event cancellations. A related provision for the expected recovery of compensation from customers is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

10. Long-Term Debt – Net

The following table presents the major components of long-term debt, net of unamortized debt issuance costs and current maturities, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
2025 First Lien Loan	$388,112	$390,077
Outstanding debt	388,112	390,077
Less: unamortized debt issuance costs	(2,346)	(2,716)
Long-term debt	385,766	387,361
Less: current maturities of long-term debt	(3,930)	(3,930)
Long-term debt – net	$381,836	$383,431

2022 First Lien Loan & 2022 Revolving Facility

In 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan with a maturity date of February 3, 2029 (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “2022 Revolving Facility”).

2024 First Lien Loan

In 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan with a maturity date of February 3, 2029 (the “2024 First Lien Loan”). The 2022 Revolving Facility was not impacted by the refinancing.

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

2025 First Lien Loan

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The 2022 Revolving Facility was not impacted by the refinancing.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The terms of the 2025 First Lien Loan specify a SOFR-based floating interest rate and contain a springing financial covenant that requires compliance with a first lien net leverage ratio when borrowings under the 2022 Revolving Facility exceed certain levels. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and, subject to certain exceptions provided for therein, substantially all of Hoya Intermediate’s direct and indirect wholly owned domestic subsidiaries. All obligations under the 2025 First Lien Loan are secured, subject to certain permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and such guarantors’ assets. The 2025 First Lien Loan requires quarterly principal payments of $1.0 million.

The 2025 First Lien Loan carries an interest rate equal to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The effective interest rate on the 2025 First Lien Loan was 6.1% per annum and 6.3% per annum at June 30, 2026 and December 31, 2025, respectively.

The 2025 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. At June 30, 2026, the estimated fair value and carrying value of the 2025 First Lien Loan were $164.9 million and $385.8 million, respectively. If measured at fair value, the 2025 First Lien Loan would be classified as Level 2 within the fair value hierarchy because its fair value would be estimated using quoted market prices that are directly observable in the marketplace. See Note 8, Investments and Fair Value Measurements, for more information regarding our approach and accounting treatment of recurring and nonrecurring fair value measurements.

We are subject to certain reporting and compliance-related covenants to remain in good standing under the 2025 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and a failure to remedy any such non-compliance could result in the acceleration of the loans or foreclosure on the collateral. As of June 30, 2026 and December 31, 2025, we were in compliance with all debt covenants related to the 2025 First Lien Loan and had no outstanding borrowings under the 2022 Revolving Facility.

In accordance with ASC Topic 470, Debt (“ASC 470”), we analyzed our outstanding balances with each lender both immediately before and immediately after refinancing the 2024 First Lien Loan with the 2025 First Lien Loan and determined that the refinancing is partly accounted for as a debt modification (the “First Lien Loan Modification”), partly accounted for as a debt extinguishment (the “First Lien Loan Extinguishment”), and partly accounted for as an issuance of new debt (the “First Lien Loan Issuance”).

During the three and six months ended June 30, 2025, we (i) recognized an expense of zero and $0.6 million, respectively, for third-party fees incurred in relation to the First Lien Loan Modification, which is recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations; (ii) recognized an expense of zero and $0.8 million, respectively, for losses incurred in relation to the First Lien Loan Extinguishment, which is recorded in Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations; and (iii) capitalized zero and $0.2 million, respectively, of third-party fees incurred in relation to the First Lien Loan Issuance, which is recorded in Long-term debt – net in the Condensed Consolidated Balance Sheets.

LC Sublimit Increase

On June 23, 2026, the letter of credit sublimit under the 2022 Revolving Facility was increased from $10.0 million to $25.0 million (the “LC Sublimit Increase”). In accordance with ASC 470, we analyzed our maximum borrowing capacity immediately before and after the LC Sublimit Increase and determined that the borrowing capacity did not decrease as a result of the LC Sublimit Increase. As of June 30, 2026, we capitalized $0.8 million of third-party fees incurred in relation to the LC Sublimit Increase, which is recorded in Other assets in the Condensed Consolidated Balance Sheets. As of June 30, 2026, availability under the 2022 Revolving Facility was reduced by $22.0 million due to outstanding letters of credit.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

As of June 30, 2026 and December 31, 2025, there were Public Warrants to purchase 338,342 shares of Class A common stock outstanding.

Private Warrants

We issued certain warrants that entitle Horizon Sponsor to purchase shares of Class A common stock at an exercise price of $230.00 per share (the “Private Warrants”). The Private Warrants have similar terms to the Public Warrants, but are not redeemable by us.

As of June 30, 2026 and December 31, 2025, there were Private Warrants to purchase 325,989 shares of Class A common stock outstanding.

Exercise Warrants

We issued certain warrants that entitle Horizon Sponsor to purchase shares of Class A common stock at exercise prices of $200.00 and $300.00 per share (the “Exercise Warrants”). The Exercise Warrants have similar terms to the Public Warrants, but have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable.

As of June 30, 2026 and December 31, 2025, there were Exercise Warrants to purchase 1,700,000 shares of Class A common stock outstanding (850,000 at an exercise price of $200.00 per share and 850,000 at an exercise price of $300.00 per share).

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

On October 31, 2025, the Mirror Warrants were terminated in connection with the Corporate Simplification. As a result, as of June 30, 2026 and December 31, 2025, there were zero Mirror Warrants outstanding. See Note 1, Background and Basis of Presentation, for more information.

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

During the three and six months ended June 30, 2025, the fair value of the Intermediate Warrants decreased by $1.7 million and $4.8 million, respectively, for which we recognized a gain in both periods. Gains related to changes in the fair value of the Intermediate Warrants are recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations.

On October 31, 2025, the Intermediate Warrants were replaced by the Amended Intermediate Warrants (as defined in the “Amended Intermediate Warrants” section below) in connection with the Corporate Simplification. As a result, as of June 30, 2026 and December 31, 2025, there were zero Intermediate Warrants outstanding. See Note 1, Background and Basis of Presentation, for more information.

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

As of June 30, 2026 and December 31, 2025, there were Amended Intermediate Warrants to purchase 200,000 shares of Class A common stock outstanding (100,000 at an exercise price of $200.00 per share and 100,000 at an exercise price of $300.00 per share).

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

For periods through the consummation of the Corporate Simplification, net loss attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net loss incurred in the period by Hoya Topco’s weighted average percentage allocation of Intermediate Units during the period. See Note 16, Earnings per Share, for computation of net loss attributable to redeemable noncontrolling interests.

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common stock. As a result, our redeemable noncontrolling interests were extinguished, Hoya Intermediate is now a wholly owned subsidiary of VSI, and the net loss attributable to Hoya Topco’s redeemable noncontrolling interests presented throughout this Report only pertains to the three and six months ended June 30, 2025. See Note 1, Background and Basis of Presentation, for more information.

Share Repurchase Program

In February 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced in March 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares.

During the three and six months ended June 30, 2025, we repurchased 0.2 million and 0.3 million shares of Class A common stock, respectively, under the Share Repurchase Program, for which we paid $9.1 million and $15.7 million, respectively, and incurred commissions and excise taxes of $0.1 million. As of December 31, 2025, we recognized a liability of $0.1 million for unpaid excise taxes related to repurchases of Class A common stock, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. We did not repurchase any shares of Class A common stock under the Share Repurchase Program during the three and six months ended June 30, 2026, nor did we recognize a liability for unpaid excise taxes related to repurchases of Class A common stock as of June 30, 2026.

Cumulatively as of June 30, 2026, we repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we paid $40.9 million and incurred commissions and excise taxes of $0.4 million. As of June 30, 2026, $59.1 million remained available for future repurchases under the Share Repurchase Program.

All of the above share repurchases were accounted for as equity transactions and are recorded in Treasury stock in the Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income

The following table summarizes the changes in each major component of Accumulated other comprehensive income during the six months ended June 30, 2026 (in thousands):

	Accumulated Unrealized Gain on Note	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balances at January 1, 2026	$195	$(22)	$173
Recorded in Other comprehensive income	1	381	382
Balances at June 30, 2026	$196	$359	$555

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

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in 2020. In 2022, certain class members were issued coupons and other class members were notified that they were eligible to submit a claim for a coupon. As of June 30, 2026 and December 31, 2025, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

We were a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. A final order approving the settlement of this lawsuit was entered by the court on January 29, 2025, pursuant to which $0.3 million was paid to cover approved claims and legal and administrative fees. This amount, which was covered in full by insurance, was paid on March 28, 2025. As of June 30, 2026 and December 31, 2025, we had no accrued liability related to this matter.

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

As of June 30, 2026 and December 31, 2025, we recognized a liability of $3.5 million and $3.4 million, respectively, related to uncollected indirect taxes (including sales taxes). This uncollected indirect tax liability, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, increases when accruals are made in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer and decreases when we receive abatements and/or recognize other reductions to the balance.

During the three and six months ended June 30, 2026, we recognized a net expense of $0.2 million and $0.4 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). During the three and six months ended June 30, 2025, we recognized a net expense of $0.4 million and a net benefit of $1.4 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). The net expense/benefit related to the liability for uncollected indirect taxes (including sales taxes) is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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

During the three and six months ended June 30, 2025, we recognized zero and less than $0.1 million of imputed interest income, respectively, for the Sponsorship Loan, which is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

On June 30, 2025, we recorded a full write-off on the outstanding balance of the Sponsorship Loan as a result of the counterparty filing for bankruptcy. The Sponsorship Loan’s carrying amount was written down to zero, reflecting the expectation of no recoverable amount under ASC Topic 326, Measurement of Credit Losses on Financial Instruments. During the three and six months ended June 30, 2025, we recognized a loss of $2.0 million in connection with the write-off of the Sponsorship Loan, which is recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations.

14. Income Taxes

Income Tax Expense (Benefit)

During the three and six months ended June 30, 2026, we recognized an income tax expense of $0.9 million and an income tax benefit of $0.3 million, respectively, which are recorded in Income tax expense (benefit) in the Condensed Consolidated Statements of Operations. Our effective income tax rate differed from the 21% U.S. federal statutory income tax rate primarily due to losses for which no tax benefit was recognized and the impact of foreign operations, including differences in statutory income tax rates and an increase in the valuation allowance.

During the three and six months ended June 30, 2025, we recognized an income tax expense of $76.1 million and $79.3 million, respectively, which is recorded in Income tax expense (benefit) in the Condensed Consolidated Statements of Operations. Our effective income tax rate differed from the 21% U.S. federal statutory income tax rate primarily due to an increase in the valuation allowance, a reduction in the TRA liability, and impairment charges in foreign jurisdictions.

Income tax expense decreased by $75.2 million and income tax benefit increased by $79.6 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to the recognition of a valuation allowance during the three and six months ended June 30, 2025.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

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

One Big Beautiful Bill Act

On July 4, 2025, a reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law, which included a broad range of tax reform provisions that may affect our financial results. The OBBB Act allows an elective deduction for domestic research and development, a reinstatement of elective 100% first-year bonus depreciation, and modifications to the calculation for excess business interest expense limitations under Section 163(j) of the Internal Revenue Code. Our analysis shows that the OBBB Act did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2026 and is not expected to have a material impact on our consolidated financial statements for the year ending December 31, 2026. We will continue to monitor regulatory guidance and interpretations as they are issued.

15. Equity-Based Compensation

Incentive Award Plan

Our 2021 Incentive Award Plan (as amended, the “Incentive Award Plan”) was approved and adopted in order to facilitate the grant of equity incentive awards to our employees, directors, and consultants. The Incentive Award Plan became effective in 2021 upon consummation of the Merger Transaction, and the First Amendment to the Incentive Award Plan became effective in 2024.

In connection with the Reverse Stock Split, proportionate equitable adjustments were made to the number of shares of Class A common stock issuable under the Incentive Award Plan, as well as to the number of shares of Class A common stock underlying outstanding restricted stock units (“RSUs”) and stock options (and the exercise prices thereof). All share and per share amounts set forth reflect these adjustments. See Note 1, Background and Basis of Presentation, for more information.

Employee Stock Purchase Plan

Our 2021 Employee Stock Purchase Plan (the “ESPP”) was approved and adopted in order to provide our employees with an opportunity to purchase shares of our Class A common stock at a discounted price through payroll deductions during specified six-month offering periods. The ESPP became effective in 2021 upon consummation of the Merger Transaction. The price of shares purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The first offering period under the ESPP commenced on May 18, 2026 and will end on November 17, 2026. The fair value of the discount provided to our employees as part of the ESPP is measured using a Black-Scholes model and is recognized as equity-based compensation as described below over the relevant offering period.

Restricted Stock Units

RSUs are awards that are denominated in a hypothetical equivalent number of shares of Class A common stock. The value of each RSU is equal to the fair value of our Class A common stock on the grant date. Each RSU converts into shares of Class A common stock upon vesting.

During the six months ended June 30, 2026 and 2025, we granted to certain employees 0.4 million and 0.6 million RSUs, respectively, at a weighted average grant date fair value of $6.16 per RSU and $55.80 per RSU, respectively. RSUs granted to employees during the six months ended June 30, 2026 vest over two years on a quarterly basis, subject to the employee’s continued employment through the applicable vesting date. RSUs granted to employees

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

during the six months ended June 30, 2025 vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

During the six months ended June 30, 2026 and 2025, we granted to certain directors 0.3 million and less than 0.1 million RSUs, respectively, at a weighted average grant date fair value of $7.30 per RSU and $30.40 per RSU, respectively. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the one-year anniversary of the grant date, subject to the director’s continued service on our Board.

During the six months ended June 30, 2026 and 2025, we granted to certain consultants less than 0.1 million and less than 0.1 million RSUs, respectively, at a weighted average grant date fair value of $5.90 per RSU and $56.20 per RSU, respectively. RSUs granted to consultants either fully vest on the first anniversary of the grant date or in equal annual installments over three years, in each case subject to the consultant’s continued service through the applicable vesting date.

As of June 30, 2026 and December 31, 2025, 0.4 million forfeited RSUs, previously held by certain former executives prior to their departure, were subject to reissuance and immediate vesting in the event of a Change in Control (as defined in the Incentive Award Plan) occurring within 12 months of their respective separation dates.

The following tables summarize the total activity for RSUs during the six months ended June 30, 2026 and 2025 (in thousands, except per RSU data):

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2025	1,702	$22.81
Granted	654	6.66
Forfeited	(91)	44.60
Vested	(575)	24.65
Unvested at June 30, 2026	1,690	$14.75

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2024	590	$112.24
Granted	691	54.20
Forfeited	(25)	78.60
Vested	(236)	114.40
Unvested at June 30, 2025	1,020	$73.20

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

As of June 30, 2026 and December 31, 2025, less than 0.1 million forfeited stock options, previously held by certain former executives prior to their departure, were subject to reissuance and immediate vesting in the event of a Change in Control (as defined in the Incentive Award Plan) occurring within 12 months of their respective separation dates.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables summarize the total activity for stock options during the six months ended June 30, 2026 and 2025 (in thousands, except price per stock option data):

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	389	$162.97	6.6	$—
Forfeited	(1)	143.40
Outstanding at June 30, 2026	388	$163.02	6.1	$—
Vested and exercisable at June 30, 2026	388	$163.02

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	405	$162.20	7.7	$—
Forfeited	(1)	143.40
Outstanding at June 30, 2025	404	$162.20	7.2	$—
Vested and exercisable at June 30, 2025	342	$157.00

The weighted average grant date fair value for stock options outstanding during the six months ended June 30, 2026 and 2025 was $68.89 and $68.77, respectively. The weighted average grant date fair value for stock options forfeited during the six months ended June 30, 2026 and 2025 was $65.98 and $66.67, respectively. The weighted average grant date fair value for stock options vested during the six months ended June 30, 2026 and 2025 was $68.89 and $70.16, respectively. No stock options were granted, exercised, expired, or cancelled during the six months ended June 30, 2026 and 2025.

Equity-Based Compensation Expense

During the three and six months ended June 30, 2026, equity-based compensation expense related to RSUs was $4.6 million and $8.8 million, respectively, compared to $10.4 million and $19.2 million during the three and six months ended June 30, 2025, respectively. Unrecognized equity-based compensation expense related to unvested RSUs as of June 30, 2026 was $23.3 million, which is expected to be recognized over a weighted average period of less than one year.

During the three and six months ended June 30, 2026, equity-based compensation expense related to stock options was $0.1 million and $0.4 million, respectively, compared to $1.5 million and $3.7 million during the three and six months ended June 30, 2025, respectively. There was no unrecognized equity-based compensation expense related to unvested stock options as of June 30, 2026.

During both the three and six months ended June 30, 2026, equity-based compensation expense related to the ESPP was less than $0.1 million. Unrecognized equity-based compensation expense related to the ESPP as of June 30, 2026 was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year. There was no equity-based compensation expense related to the ESPP during the three and six months ended June 30, 2025.

Equity-based compensation expense for the three and six months ended June 30, 2026 excludes capitalized development costs of $0.1 million and $0.2 million, respectively. Equity-based compensation expense for the three and six months ended June 30, 2025 excludes capitalized development costs of $0.2 million and $0.4 million, respectively.

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

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common stock on October 31, 2025. As a result, our redeemable noncontrolling interests were extinguished and Hoya Intermediate is now a wholly owned subsidiary of VSI. See Note 1, Background and Basis of Presentation, for more information. During the three and six months ended June 30, 2025, Hoya Topco’s weighted average ownership of Intermediate Units was 36.9%, Hoya Intermediate’s net loss was $335.4 million and $346.0 million, respectively, and the net loss attributable to Hoya Topco’s redeemable noncontrolling interests was $123.7 million and $127.5 million, respectively.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents the computation of basic and diluted net loss per share of Class A common stock for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator—basic
Net loss	$(14,321)	$(263,327)	$(28,952)	$(273,115)
Less: net loss attributable to redeemable noncontrolling interests	—	123,652	—	127,498
Net loss attributable to Class A common stockholders—basic	(14,321)	(139,675)	(28,952)	(145,617)
Denominator—basic
Weighted average Class A common stock outstanding—basic	11,049,238	6,526,899	10,933,116	6,585,629
Net loss per Class A common stock—basic	$(1.30)	$(21.40)	$(2.65)	$(22.11)

Numerator—diluted
Net loss attributable to Class A common stockholders—basic	$(14,321)	$(139,675)	$(28,952)	$(145,617)
Weighted average effect of dilutive securities:
RSUs	—	(268)	—	—
Redeemable noncontrolling interests	—	(123,583)	—	(127,499)
Net loss attributable to Class A common stockholders—diluted	(14,321)	(263,526)	(28,952)	(273,116)
Denominator—diluted
Weighted average Class A common stock outstanding—basic	11,049,238	6,526,899	10,933,116	6,585,629
Weighted average effect of dilutive securities:
RSUs	—	9,983	—	9,983
Redeemable noncontrolling interests	—	3,811,250	—	3,811,250
Weighted average Class A common stock outstanding—diluted	11,049,238	10,348,132	10,933,116	10,406,862
Net loss per Class A common stock—diluted	$(1.30)	$(25.47)	$(2.65)	$(26.24)

Potential shares of Class A common stock are excluded from the computation of diluted net loss per share of Class A common stock if their effect would have been anti-dilutive for the three and six months ended June 30, 2026 and 2025 or if the issuance of shares is contingent upon events that did not occur by the end of the three and six months ended June 30, 2026 and 2025.

The following table presents the number of shares of common stock issuable under securities that were excluded from the computation of diluted net loss per share of Class A common stock for the three and six months ended June 30, 2026 and 2025 and could potentially dilute earnings per share in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	407,244	1,069,747	407,244	72,986
Stock Options	388,181	375,603	388,181	375,603
Public Warrants	338,342	338,342	338,342	338,342
Private Warrants	325,989	325,989	325,989	325,989
Exercise Warrants	1,700,000	1,700,000	1,700,000	1,700,000
Intermediate Warrants	—	200,000	—	200,000
Amended Intermediate Warrants	200,000	—	200,000	—

17. Subsequent Events

On August 3, 2026, we terminated the 2022 Revolving Facility in full and entered into a new $75.0 million revolving credit facility (the “2026 Revolving Facility”) with a maturity date of August 3, 2029 (or, if earlier, the date that is 91 days prior to the maturity date then in effect for certain indebtedness in an individual outstanding amount in excess of $20.0 million). Vegas.com, LLC, a wholly owned subsidiary of VSI (“VDC”), is the borrower under the 2026 Revolving Facility.

Borrowings in U.S. dollars under the 2026 Revolving Facility bear interest at a rate of, at our option, (i) Term SOFR (as defined in the 2026 Revolving Facility) plus a margin of 3.75% per annum or (ii) an alternate base rate plus a margin of 2.75% per annum. In addition, a commitment fee accrues on the daily average unused amount of the revolving commitments under the 2026 Revolving Facility at a rate of 0.425% per annum and is payable quarterly in arrears. The 2026 Revolving Facility contains a springing financial covenant that requires compliance with a first lien

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

leverage ratio as of the end of any fiscal quarter when borrowings thereunder exceed a certain level. All obligations under the 2026 Revolving Facility are (i) unconditionally guaranteed by VDC-MGG Holdings, LLC, the sole member of VDC, and, subject to certain exceptions, all direct and indirect wholly owned subsidiaries thereof (collectively, the “VDC Guarantors”) and (ii) guaranteed, up to $60.0 million in the aggregate, by certain other subsidiaries of VSI. All obligations under the 2026 Revolving Facility are secured, subject to certain permitted liens and other exceptions, by first-priority perfected security interests in (i) substantially all assets of VDC and the VDC Guarantors and (ii) the equity interests of Wavedash Co., Ltd., a wholly owned subsidiary of VSI.

VDC is subject to certain reporting and compliance-related covenants under the 2026 Revolving Facility. These covenants, among other things, limit VDC’s ability to incur additional indebtedness, make investments, dispose of assets, enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments (in each case, subject to customary exceptions). Non-compliance with these covenants and a failure to remedy any such non-compliance could result in the acceleration of the outstanding borrowings or foreclosure on the collateral.

Availability under the 2026 Revolving Facility is reduced by any outstanding letters of credit.

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

For ticket sellers, we offer a variety of products and services designed to help their businesses thrive. In particular, Skybox, our industry-leading enterprise resource planning tool, allows ticket sellers to seamlessly manage their operations. Built on years of transactional and engagement data, Skybox includes tools for inventory management, pricing, and order fulfillment across ticket marketplaces.

To generate brand recognition and drive traffic to our platform, we cultivate mutually beneficial partnerships with media partners, sports leagues, sports teams, and event venues, as well as other product, service, distribution, and supply partners.

The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net loss, and adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketplace GOV*	$659,359	$685,488	$1,271,725	$1,505,847
Revenues	129,861	143,566	255,644	307,589
Net loss	(14,321)	(263,327)	(28,952)	(273,115)
Adjusted EBITDA*	$12,592	$14,356	$22,078	$36,077

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

During the three and six months ended June 30, 2026, we continued to incur compensation expenses related to severance-related payments made to terminated employees as a result of a reduction in employee headcount in connection with the cost reduction program and the departure of certain members of our leadership team.

Key Business Metrics & Non-U.S. GAAP Financial Measure

We use the following key business metrics and non-U.S. GAAP financial measure to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe this information is useful to investors and others in understanding and evaluating our results of operations in the same manner as management.

The following table summarizes our key business metrics and non-U.S. GAAP financial measure for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketplace GOV(1)	$659,359	$685,488	$1,271,725	$1,505,847
Marketplace orders(2)	1,825	2,173	3,541	4,469
Resale orders(3)	84	97	166	202
Adjusted EBITDA(4)	$12,592	$14,356	$22,078	$36,077
(1)
Marketplace GOV represents the total transactional amount of Marketplace orders processed on our online platform during a period, inclusive of fees, exclusive of taxes, and net of event cancellations. During the three and six months ended June 30, 2026, event cancellations negatively impacted Marketplace GOV by $16.4 million and $25.4 million, respectively, compared to $20.3 million and $35.8 million during the three and six months ended June 30, 2025, respectively.
(2)
Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. During the three and six months ended June 30, 2026, our Marketplace segment experienced 30,767 and 60,201 event cancellations, respectively, compared to 47,845 and 90,198 event cancellations during the three and six months ended June 30, 2025, respectively.
(3)
Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. During the three and six months ended June 30, 2026, our Resale segment experienced 605 and 1,072 event cancellations, respectively, compared to 1,276 and 2,161 event cancellations during the three and six months ended June 30, 2025, respectively.
(4)
Adjusted EBITDA is a non-U.S. GAAP financial measure. See the “Adjusted EBITDA” section below for more information, including a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

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
•
The length and team composition of sports playoff series and championship games; and
•
Event cancellations.

Marketplace GOV decreased by $26.1 million, or 4%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $234.1 million, or 16%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from a decrease in Marketplace orders partly offset by an increase in average order size for sports (which increase was primarily driven by the 2026 FIFA World Cup, whose unique North American hosting created an extraordinary demand environment not expected to recur in future periods, and is not necessarily indicative of the underlying run rate of our business).

Marketplace Orders

Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. A Marketplace order can include one or more tickets, hotel rooms, or parking passes. Marketplace orders allow us to monitor transaction volume and better identify trends within our Marketplace segment.

Marketplace orders decreased by 0.3 million, or 16%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by 0.9 million, or 21%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from lower activity in our Marketplace segment.

Resale Orders

Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. A Resale order can include one or more tickets or parking passes. Resale orders allow us to monitor transaction volume and better identify trends within our Resale segment.

Resale orders decreased by less than 0.1 million, or 13%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by less than 0.1 million, or 18%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from lower activity in our Resale segment.

Adjusted EBITDA

Adjusted EBITDA is a non-U.S. GAAP financial measure that is used by investors and others to evaluate companies in our industry. Adjusted EBITDA is also used by management to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

We believe adjusted EBITDA is useful for understanding, evaluating, and highlighting trends in our operating results and for making period-to-period comparisons of our business performance because it excludes the impact of items that are outside of our control and/or not reflective of ongoing performance related directly to the operation of our business.

Adjusted EBITDA is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with U.S. GAAP. Adjusted EBITDA does not reflect all amounts associated with our operating results as determined in accordance with U.S. GAAP and specifically excludes certain recurring costs such as: income tax expense (benefit); interest expense – net; depreciation and amortization; sales tax liabilities; transaction costs; equity-based compensation; litigation, settlements, and related costs; loss on asset disposals; change in fair value of derivative asset; foreign currency loss (gain) – net; severance compensation; change in fair value of the Intermediate Warrants; loss on extinguishment of debt; adjustment of liabilities under the TRA; and impairment charges. In addition, other companies may calculate adjusted EBITDA differently than we do, thereby limiting its usefulness as a comparative tool. We compensate for these limitations by providing specific information regarding the U.S. GAAP amounts that are excluded from our presentation of adjusted EBITDA.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(14,321)	$(263,327)	$(28,952)	$(273,115)
Adjustments to reconcile net loss to adjusted EBITDA:
Income tax expense (benefit)	880	76,165	(278)	79,320
Interest expense – net	6,055	5,634	11,986	11,299
Depreciation and amortization	12,318	12,341	24,626	23,966
Sales tax liability(1)	204	431	441	(1,360)
Transaction costs(2)	138	2,172	930	7,881
Equity-based compensation(3)	4,671	11,652	9,085	22,403
Litigation, settlements, and related costs(4)	1,687	352	1,836	705
Loss on asset disposals(5)	27	149	86	196
Change in fair value of derivative asset(6)	142	223	338	573
Foreign currency loss (gain) – net(7)	779	(1,533)	1,735	(3,574)
Severance compensation(8)	12	554	245	554
Change in fair value of Intermediate Warrants(9)	—	(1,734)	—	(4,849)
Loss on extinguishment of debt(10)	—	—	—	801
Adjustment of liabilities under TRA(11)	—	(149,172)	—	(149,172)
Impairment charges(12)	—	320,449	—	320,449
Adjusted EBITDA	$12,592	$14,356	$22,078	$36,077
(1)
During the three and six months ended June 30, 2026 and 2025, we accrued for additional uncollected indirect tax liabilities in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer. We also received abatements and recognized other reductions to the balance of the liability related to uncollected indirect taxes (including sales taxes).
(2)
Consists of legal, accounting, tax, and other professional fees, integration costs, and other transaction-related expenses, none of which are considered indicative of our core operating performance. Costs in the three and six months ended June 30, 2026 primarily related to various strategic transactions and investments. Costs in three and six months ended June 30, 2025 primarily related to potential strategic transactions that were explored during the period, the February 2025 refinancing of the 2024 First Lien Loan (as defined herein), repurchases of Class A common stock, and various strategic transactions and investments.
(3)
Relates to equity incentive awards granted to our employees, directors, and consultants pursuant to our 2021 Incentive Award Plan (as amended, the “Incentive Award Plan”) and shares of Class A common stock purchased by our employees pursuant to our 2021 Employee Stock Purchase Plan, neither of which are considered indicative of our core operating performance.
(4)
Relates to external legal costs, settlement costs, and insurance recoveries related to certain non-ordinary course legal and regulatory matters that are not considered indicative of our core operating performance.
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
(9)
Relates to the revaluation of the Intermediate Warrants, which revaluations are not considered indicative of our core operating performance (the Intermediate Warrants were amended in October 2025 as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–Corporate Simplification” section of this Report).
(10)
Relates to losses incurred in connection with the extinguishment of the 2024 First Lien Loan, which are not considered indicative of our core operating performance.
(11)
Relates to the remeasurement and settlement of the TRA liability, which remeasurements and settlements are not considered indicative of our core operating performance.
(12)
Relates to non-cash impairment charges related to our goodwill and certain indefinite-lived intangible assets triggered by the effects of recent declines in our financial performance, near-term outlook, and Class A common stock price, among other factors.

Key Factors Affecting Our Performance

During the six months ended June 30, 2026, there were no material changes to the “Key Factors Affecting Our Performance” discussed in our 2025 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table presents our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenues	$129,861	$143,566	$(13,705)	(10)%	$255,644	$307,589	$(51,945)	(17)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	38,642	42,429	(3,787)	(9)%	77,837	86,954	(9,117)	(10)%
Marketing and selling	52,753	53,800	(1,047)	(2)%	102,704	117,912	(15,208)	(13)%
General and administrative	32,589	46,272	(13,683)	(30)%	65,706	94,354	(28,648)	(30)%
Depreciation and amortization	12,318	12,341	(23)	(0)%	24,626	23,966	660	3%
Impairment charges	—	320,449	(320,449)	(100)%	—	320,449	(320,449)	(100)%
Total costs and expenses	136,302	475,291	(338,989)	(71)%	270,873	643,635	(372,762)	(58)%
Loss from operations	(6,441)	(331,725)	325,284	98%	(15,229)	(336,046)	320,817	95%
Interest expense – net	6,055	5,634	421	7%	11,986	11,299	687	6%
Other expense (income) – net	945	(150,197)	151,142	101%	2,015	(154,351)	156,366	101%
Loss on extinguishment of debt	—	—	—	100%	—	801	(801)	(100)%
Loss before income taxes	(13,441)	(187,162)	173,721	93%	(29,230)	(193,795)	164,565	85%
Income tax expense (benefit)	880	76,165	(75,285)	(99)%	(278)	79,320	(79,598)	(100)%
Net loss	(14,321)	(263,327)	249,006	95%	(28,952)	(273,115)	244,163	89%
Net loss attributable to redeemable noncontrolling interests	—	(123,652)	123,652	100%	—	(127,498)	127,498	100%
Net loss attributable to Class A common stockholders	$(14,321)	$(139,675)	$125,354	90%	$(28,952)	$(145,617)	$116,665	80%

Revenues

Total Revenues

The following table presents total revenues by segment for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Marketplace revenues	$103,948	$114,478	$(10,530)	(9)%	$201,475	$248,218	$(46,743)	(19)%
Resale revenues	25,913	29,088	(3,175)	(11)%	54,169	59,371	(5,202)	(9)%
Total revenues	$129,861	$143,566	$(13,705)	(10)%	$255,644	$307,589	$(51,945)	(17)%

Total revenues decreased by $13.7 million, or 10%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $51.9 million, or 17%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from a decrease in Marketplace revenues.

Marketplace Revenues

The following table presents Marketplace revenues by event category for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Concert revenues	$42,424	$50,586	$(8,162)	(16)%	$85,994	$108,740	$(22,746)	(21)%
Sport revenues	41,721	35,818	5,903	16%	71,263	74,416	(3,153)	(4)%
Theater revenues	15,943	23,744	(7,801)	(33)%	36,048	55,277	(19,229)	(35)%
Other revenues	3,860	4,330	(470)	(11)%	8,170	9,785	(1,615)	(17)%
Marketplace revenues	$103,948	$114,478	$(10,530)	(9)%	$201,475	$248,218	$(46,743)	(19)%

Marketplace revenues decreased by $10.5 million, or 9%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily as a result of a decrease in Marketplace orders partly offset by an increase in average order size for sports (which increase was primarily driven by the 2026 FIFA World Cup, whose unique North American hosting created an extraordinary demand environment not expected to recur in future periods, and is not necessarily indicative of the underlying run rate of our business). Marketplace revenues decreased by $46.7 million, or 19%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease resulted primarily from, and was relatively consistent with, the 21% decrease in Marketplace orders during the same period.

Marketplace cancellation charges, which generally have a negative impact on Marketplace revenues, represented a reduction to Marketplace revenues of $4.6 million and $9.7 million during the three and six months ended June 30, 2026, respectively, compared to a reduction to Marketplace revenues of $4.2 million and $9.5 million during the three and six months ended June 30, 2025, respectively. The increases resulted primarily from lower Marketplace revenues recognized from customer credit breakage, partly offset by lower payment-related chargeback activity due to a decrease in Marketplace orders.

The following table presents Marketplace revenues by business model for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Owned Properties revenues	$93,718	$97,439	$(3,721)	(4)%	$182,432	$206,671	$(24,239)	(12)%
Private Label Offering revenues	10,230	17,039	(6,809)	(40)%	19,043	41,547	(22,504)	(54)%
Marketplace revenues	$103,948	$114,478	$(10,530)	(9)%	$201,475	$248,218	$(46,743)	(19)%

The decrease in both Owned Properties and Private Label Offering revenues during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 resulted primarily from a decrease in Marketplace orders and, in the case of Private Label Offering revenues, the loss of a significant Private Label Offering distribution partner.

We also earn Marketplace revenues in the form of referral fees charged to third-party insurance providers in exchange for offering event insurance to ticket buyers. Marketplace revenues earned from referral fees were $3.4 million and $6.9 million during the three and six months ended June 30, 2026, respectively, compared to $4.5 million and $10.3 million during the three and six months ended June 30, 2025, respectively. The decreases resulted primarily from a decrease in Marketplace orders and a decline in the insurance attachment rate to orders.

Resale Revenues

Resale revenues decreased by $3.2 million, or 11%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $5.2 million, or 9%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from a decrease in Resale orders.

Resale cancellation charges, which generally have a negative impact on Resale revenues, represented a reduction to Resale revenues of $0.5 million and $0.8 million during the three and six months ended June 30, 2026, respectively, compared to a reduction to Resale revenues of $0.7 million and $1.2 million during the three and six months ended June 30, 2025, respectively. The decreases resulted primarily from a decrease in Resale orders.

Cost of Revenues

Total Cost of Revenues

The following table presents total cost of revenues by segment for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Marketplace cost of revenues	$17,460	$18,162	$(702)	(4)%	$34,062	$39,161	$(5,099)	(13)%
Resale cost of revenues	21,182	24,267	(3,085)	(13)%	43,775	47,793	(4,018)	(8)%
Total cost of revenues	$38,642	$42,429	$(3,787)	(9)%	$77,837	$86,954	$(9,117)	(10)%

Total cost of revenues decreased by $3.8 million, or 9%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $9.1 million, or 10%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from a decrease in Resale cost of revenues.

Marketplace Cost of Revenues

Marketplace cost of revenues decreased by $0.7 million, or 4%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $5.1 million, or 13%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases, which were primarily due to a decrease in Marketplace orders, were relatively consistent with the 4% and 16% decreases in Marketplace GOV during the same respective periods.

Resale Cost of Revenues

Resale cost of revenues decreased by $3.1 million, or 13%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $4.0 million, or 8%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases, which were primarily due to a decrease in Resale orders, were relatively consistent with the 11% and 9% decreases in Resale revenues during the same respective periods.

Marketing and Selling

Total Marketing and Selling

The following table presents total marketing and selling expenses, which relate entirely to our Marketplace segment, by advertising category for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Online advertising	$50,446	$48,630	$1,816	4%	$97,424	$107,829	$(10,405)	(10)%
Offline advertising	2,307	5,170	(2,863)	(55)%	5,280	10,083	(4,803)	(48)%
Total marketing and selling	$52,753	$53,800	$(1,047)	(2)%	$102,704	$117,912	$(15,208)	(13)%

Total marketing and selling expenses decreased by $1.0 million, or 2%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $15.2 million, or 13%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Marketing and selling expenses largely relate to Owned Properties, and the decreases were relatively consistent with the 4% and 12% decreases in Owned Properties revenues during the same respective periods.

Online Advertising

Online advertising costs increased by $1.8 million, or 4%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase resulted primarily from greater investment in digital performance marketing channels within Owned Properties. Online advertising costs decreased by $10.4 million, or 10%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was relatively consistent with the 12% decrease in Owned Properties revenues during the same period.

Offline Advertising

Offline advertising costs decreased by $2.9 million, or 55%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $4.8 million, or 48%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from lower spending in traditional brand marketing channels.

Contribution Margin

Total Contribution Margin

The following table presents total contribution margin by segment for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Marketplace contribution margin	$33,735	$42,516	$(8,781)	(21)%	$64,709	$91,145	$(26,436)	(29)%
Resale contribution margin	4,731	4,821	(90)	(2)%	10,394	11,578	(1,184)	(10)%
Total contribution margin	$38,466	$47,337	$(8,871)	(19)%	$75,103	$102,723	$(27,620)	(27)%

Total contribution margin decreased by $8.9 million, or 19%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $27.6 million, or 27%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from a decrease in Marketplace contribution margin.

Marketplace Contribution Margin

Marketplace contribution margin decreased by $8.8 million, or 21%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $26.4 million, or 29%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from a decrease in Marketplace orders and revenues.

Resale Contribution Margin

Resale contribution margin decreased by $0.1 million, or 2%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily as a result of a lower Resale order volume. Resale contribution margin decreased by $1.2 million, or 10%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by a decrease in Resale orders and reduced margins for certain Resale event categories.

General and Administrative

Total General and Administrative

The following table presents total general and administrative expenses by category for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Personnel expenses	$20,812	$34,056	$(13,244)	(39)%	$42,556	$67,331	$(24,775)	(37)%
Non-income tax expense (income)	569	975	(406)	(42)%	1,018	(463)	1,481	320%
Other general and administrative	11,208	11,241	(33)	(0)%	22,132	27,486	(5,354)	(19)%
Total general and administrative	$32,589	$46,272	$(13,683)	(30)%	$65,706	$94,354	$(28,648)	(30)%

Total general and administrative expenses decreased by $13.7 million, or 30%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $28.6 million, or 30%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from a decrease in personnel expenses due to lower equity-based compensation expenses as well as a reduction in employee headcount as part of our strategic cost reduction program, for which we incurred general and administrative expenses of less than $0.1 million and $0.2 million related to severance compensation during the three and six months ended June 30, 2026, respectively.

Personnel Expenses

Personnel expenses decreased by $13.2 million, or 39%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $24.8 million, or 37%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from a decrease in equity-based compensation expenses and other personnel cost savings associated with the reduction in employee headcount under our strategic cost reduction program, for which we incurred personnel expenses of less than $0.1 million and $0.2 million related to severance compensation during the three and six months ended June 30, 2026, respectively.

Non-Income Tax Expense

Non-income tax expense decreased by $0.4 million, or 42%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease resulted primarily from a decrease in the amount of value-added taxes owed in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer. Non-income tax expense increased by $1.5 million, or 320%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase resulted primarily from accruing for additional uncollected indirect tax liabilities in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer.

Other General and Administrative

Other general and administrative expenses decreased by less than $0.1 million, or 0%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $5.4 million, or 19%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decreases resulted primarily from a decrease in professional service fees.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.7 million, or 3%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase resulted primarily from an increase in amortization related to capitalized development activities for our online platform. There was no change in Depreciation and amortization expenses during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Impairment Charges

Impairment charges were $320.4 million during the three and six months ended June 30, 2025, compared to zero during the three and six months ended June 30, 2026. The impairment charges resulted primarily from the effects of declines in our financial performance, near-term outlook, and Class A common stock price, among other factors, during the three and six months ended June 30, 2025 that resulted in a reduction of the fair values of our goodwill and certain indefinite-lived intangible assets.

Interest Expense – Net

Interest expense – net increased by $0.4 million, or 7%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and increased by $0.7 million, or 6%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increases resulted primarily from lower interest income earned on our cash balances.

Other Expense – Net

Other expense – net increased by $151.1 million, or 101%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and increased by $156.4 million, or 101%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increases resulted primarily from net losses resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies, unrealized gains related to the fair value remeasurement of the Intermediate Warrants no longer being recognized during the three and six months ended June 30, 2026 due to the fact that they were reclassified from liability instruments to equity instruments in connection with the Corporate Simplification, and income related to the remeasurement of the TRA liability no longer being recognized during the three and six months ended June 30, 2026 due to the fact that the TRA was terminated in connection with the Corporate Simplification.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased by $0.8 million, or 100%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease resulted entirely from the February 2025 refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan (each as defined herein). There was no change in Loss on extinguishment of debt during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Income Tax Expense (Benefit)

Income tax expense decreased by $75.2 million, or 99%, and income tax benefit increased by $79.6 million, or 100%, during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to recognition of a valuation allowance during the three and six months ended June 30, 2025.

Liquidity & Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of June 30, 2026, we had $136.7 million of cash and cash equivalents, which consists of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. During the six months ended June 30, 2026, we generated positive cash flows from operating activities, primarily due to an increase in accounts payable.

Loan Agreements

2022 First Lien Loan & 2022 Revolving Facility

In 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan with a maturity date of February 3, 2029 (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “2022 Revolving Facility”).

2024 First Lien Loan

In 2024, we refinanced the outstanding balance of the 2022 First Lien Loan with a $395.0 million term loan with a maturity date of February 3, 2029 (the “2024 First Lien Loan”). The 2024 First Lien Loan carried an interest rate equal to the secured overnight financing rate (“SOFR”) (subject to a 0.5% floor) plus a margin of 3.00%.

2025 First Lien Loan

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The 2025 First Lien Loan carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The 2025 First Lien Loan requires quarterly principal payments of $1.0 million. The 2022 Revolving Facility, which was unaffected by the 2022, 2024, and February 2025 refinancings, does not require periodic payments. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and, subject to certain exceptions provided for therein, substantially all of Hoya Intermediate’s direct and indirect wholly owned domestic subsidiaries. All obligations under the 2025 First Lien Loan are secured, subject to certain permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and such guarantors’ assets.

Letter of Credit Sublimit Increase

On June 23, 2026, the letter of credit sublimit under the 2022 Revolving Facility was increased from $10.0 million to $25.0 million. As of June 30, 2026, availability under the 2022 Revolving Facility was reduced by $22.0 million due to outstanding letters of credit.

2026 Revolving Facility

On August 3, 2026, we terminated the 2022 Revolving Facility in full and entered into a new $75.0 million revolving credit facility (the “2026 Revolving Facility”) with a maturity date of August 3, 2029 (or, if earlier, the date that is 91 days prior to the maturity date then in effect for certain indebtedness in an individual outstanding amount in excess of $20.0 million). Vegas.com, LLC, our wholly owned subsidiary (“VDC”), is the borrower under the 2026 Revolving Facility.

Borrowings in U.S. dollars under the 2026 Revolving Facility bear interest at a rate of, at our option, (i) Term SOFR (as defined in the 2026 Revolving Facility) plus a margin of 3.750% per annum or (ii) an alternate base rate plus a margin of 2.75% per annum. In addition, a commitment fee accrues on the daily average unused amount of the revolving commitments under the 2026 Revolving Facility at a rate of 0.425% per annum and is payable quarterly in arrears. The 2026 Revolving Facility contains a springing financial covenant that requires compliance with a first lien leverage ratio as of the end of any fiscal quarter when borrowings thereunder exceed a certain level. All obligations under the 2026 Revolving Facility are (i) unconditionally guaranteed by VDC-MGG Holdings, LLC, the sole member of VDC, and, subject to certain exceptions, all direct and indirect wholly owned subsidiaries thereof (collectively, the “VDC Guarantors”) and (ii) guaranteed, up to $60.0 million in the aggregate, by certain of our other subsidiaries. All obligations under the 2026 Revolving Facility are secured, subject to certain permitted liens and other exceptions, by first-priority perfected security interests in (i) substantially all assets of VDC and the VDC Guarantors and (ii) the equity interests of Wavedash Co., Ltd., our wholly owned subsidiary.

VDC is subject to certain reporting and compliance-related covenants under the 2026 Revolving Facility. These covenants, among other things, limit VDC’s ability to incur additional indebtedness, make investments, dispose of assets, enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments (in each case, subject to customary exceptions). Non-compliance with these covenants and a failure to remedy any such non-compliance could result in the acceleration of the outstanding borrowings or foreclosure on the collateral.

Availability under the 2026 Revolving Facility is reduced by any outstanding letters of credit.

Outstanding Debt

As of June 30, 2026, we had the 2025 First Lien Loan outstanding and we had no outstanding borrowings under the 2022 Revolving Facility.

As of August 3, 2026, we had the 2025 First Lien Loan outstanding and we had no outstanding borrowings under the 2026 Revolving Facility.

Share Repurchase Program

In February 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced in March 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares.

During the three and six months ended June 30, 2025, we repurchased 0.2 million and 0.3 million shares of Class A common stock, respectively, under the Share Repurchase Program, for which we paid $9.1 million and $15.7 million, respectively, and incurred commissions and excise taxes of $0.1 million. As of December 31, 2025, we recognized a liability of $0.1 million for unpaid excise taxes related to repurchases of Class A common stock. We did not repurchase any shares of Class A common stock under the Share Repurchase Program during the three and six months ended June 30, 2026, nor did we recognize a liability for unpaid excise taxes related to repurchases of Class A common stock as of June 30, 2026.

Cumulatively as of June 30, 2026, we repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we paid $40.9 million and incurred commissions and excise taxes of $0.4 million. As of June 30, 2026, $59.1 million remained available for future repurchases under the Share Repurchase Program.

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

In connection with the Corporate Simplification, all rights and obligations under the TRA were terminated (other than certain terms thereof that expressly survived), including $5.8 million of cash payments that would have otherwise been due during the three months ended March 31, 2026, in exchange for the issuance of 403,022 shares of Class A common stock. As a result of the Corporate Simplification, we no longer have a TRA liability. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–Corporate Simplification“ section of this Report for more information.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$45,208	$(53,908)
Net cash used in investing activities	(6,928)	(11,665)
Net cash used in financing activities	(3,651)	(25,443)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2026 was $45.2 million, which was primarily related to a net loss of $29.0 million, net non-cash charges of $36.7 million, and net cash inflows from a $37.5 million change in operating assets and liabilities. The net cash inflows from the change in operating assets and liabilities were primarily due to an increase in Accounts payable resulting from an increase in amounts payable to ticket sellers resulting from seasonal fluctuations, including strong 2026 World Cup order volume, and timing of disbursements.

Net cash used in operating activities during the six months ended June 30, 2025 was $53.9 million, which was primarily related to a net loss of $273.1 million, net non-cash charges of $291.1 million, and net cash outflows from a $71.9 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a decrease in Accounts payable resulting from a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV and a decrease in Accrued expenses and other current liabilities as a result of lower Marketplace GOV, as well as the timing of disbursements.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 and 2025 was $6.9 million and $11.7 million, respectively, which was primarily related to capital spending on development activities for our online platform in both periods.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026 was $3.7 million, which was primarily related to the required quarterly principal payments for the 2025 First Lien Loan and payments toward a domain name that was acquired in 2024.

Net cash used in financing activities during the six months ended June 30, 2025 was $25.4 million, which was primarily related to repurchases of Class A common stock under the Share Repurchase Program and the payment of liabilities under the TRA.

Critical Accounting Policies & Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and valuation allowances have the greatest potential impact on our unaudited condensed consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial statements. For a description of our critical accounting policies and estimates, see our 2025 Form 10-K. During the three and six months ended June 30, 2026, there were no material changes to the critical accounting policies disclosed in our 2025 Form 10-K.

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

During the six months ended June 30, 2026, there were no changes in the accumulated impairment charges related to our goodwill.

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

The fair value of certain indefinite-lived trademarks in the quantitative impairment tests performed as of June 30, 2025 and October 31, 2025 was determined using the relief-from-royalty method, a detailed valuation methodology that involves the application of reasonable royalty rates to a net sales stream using the discounted cash flow method. The principal assumptions used in our discounted cash flow analysis were (i) long-term projections of our revenue and other financial information, (ii) weighted average cost of capital of market participants, adjusted for the risk attributable to our business and industry, and (iii) market royalty rates.

During the six months ended June 30, 2026, there were no changes in the accumulated impairment charges related to our indefinite-lived intangible assets.

Recent Accounting Pronouncements

See Note 2, New Accounting Standards, to our unaudited condensed consolidated financial statements included elsewhere in this Report for a description of recently adopted accounting pronouncements and issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act (an “SRC”), we are not required to provide this information.

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

Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and financial officers concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

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
•
We are an “emerging growth company” (“EGC”) and an SRC, and our reliance on certain reporting requirement exemptions available to EGCs and/or SRCs could make our securities less attractive to investors.
•
The issuance of new shares of Class A common stock, including upon the exercise of outstanding warrants, would increase the number of shares eligible for resale in the public market and dilute the ownership and voting power of our existing stockholders.

Risk Factors

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

Artificial intelligence has recently begun to disrupt the methods by which consumers have traditionally searched for live event tickets, and we expect this trend to continue. A failure by us to successfully adapt to this evolving landscape could adversely affect our business, financial condition, and results of operations.

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

Our strategy has involved, and our future growth may continue to depend in part on, our selective acquisition of complementary businesses. For example, we acquired Wavedash and Vegas.com in 2023. However, we may be unable to identify suitable acquisition targets or make acquisitions at favorable prices in the future. Even if we identify a suitable acquisition target, our ability to successfully complete an acquisition depends on a variety of factors, which may include our ability to obtain financing on acceptable terms and requisite government approvals. Additionally, even if we complete an acquisition, our ability to successfully integrate the acquired business and realize the expected benefits of the acquisition is subject to additional risks and uncertainties. Further, our credit facility restricts our ability to make certain acquisitions. In connection with any future acquisition, we may take actions that could adversely affect our business, including: using a significant portion of our available cash; issuing equity securities, which would dilute the ownership and voting power of our existing stockholders; incurring substantial debt; incurring or assuming contingent liabilities, known or unknown; and incurring large accounting write-offs, impairments, or amortization expenses.

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

In accordance with U.S.GAAP, we test our goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that indicate that the fair value of such assets might be impaired. If an asset’s carrying amount exceeds its implied fair value, an impairment loss is recorded equal to the amount of the excess.

As a result of our interim impairment test in the second quarter of 2025, we recognized a non-cash impairment charge of $320.4 million, which comprises a $297.4 million impairment of our goodwill and a $23.0 million impairment of certain indefinite-lived trademarks. As a result of our annual impairment test in the fourth quarter of 2025, we recognized a non-cash impairment charge of $402.6 million, which comprises a $363.3 million impairment of our goodwill and a $39.3 million impairment of certain indefinite-lived trademarks. For more detail, see Note 10, Goodwill - Net and Intangible Assets - Net, to our consolidated financial statements included elsewhere in this Report.

As of June 30, 2026, the balance of our (i) goodwill (net of accumulated impairment charges and foreign currency translation adjustments) was $283.5 million, which represented 41.2% of our total assets, and (ii) trademarks (net of accumulated impairment charges and foreign currency translation adjustments) was $48.0 million, which represented 7.0% of our total assets. Due to market volatility, economic uncertainty, and inflationary concerns, there can be no assurance that our goodwill and/or indefinite-lived intangible assets will not be impaired again in the future. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in general economic conditions, and slower growth rates in our industry. Any such future impairment could adversely affect our financial condition.

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

Many U.S. states, and the federal and local governments, have adopted data protection and security legislation, including laws relating to personal data privacy and data breach notification. Many U.S. states have also enacted comprehensive privacy laws that impose obligations on covered businesses, such as requiring privacy disclosures and giving residents certain rights with respect to their personal data (e.g., the right to access, correct, or delete such data and to opt out of certain data processing activities). Certain U.S. states also impose strict requirements on the processing of personal data, such as conducting data privacy impact assessments, and provide statutory fines for non-compliance. For example, the California Consumer Privacy Act (the “CCPA”) applies to the personal data of California residents and requires covered businesses to provide specific privacy notice disclosures and honor requests to exercise certain privacy rights. The CCPA provides for statutory penalties and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. U.S. state and federal legislators continue to consider and enact similar laws, reflecting a trend toward more stringent privacy legislation in the United States. These and any future similar laws are likely to increase our compliance costs, particularly when they have conflicting requirements and evolving judicial interpretations, and may require us to further modify our data processing practices and policies.

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

Personal and other user data is also increasingly subject to legislation and regulations in foreign jurisdictions in which we operate. For example, the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) is a comprehensive Canadian privacy and security law for organizations collecting, using, or disclosing information about identified individuals for commercial purposes. Certain Canadian provinces also have their own data protection regulations. Similarly, the United Kingdom, the European Union (the “EU”), and countries in the European Economic Area (the “EEA”) traditionally have taken broader views on, and imposed different legal obligations on companies as to, the types of data that are subject to privacy and data protection laws and regulations. For example, the EU General Data Protection Regulation (the “GDPR”) applies to companies that collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The United Kingdom has its own General Data Protection Regulation. Under the GDPR, companies may face bans on data processing, other corrective actions, monetary fines, and/or private litigation related to the processing of personal data. The Japanese Act on the Protection of Personal Information Act No. 57 of 2003, a Japanese law governing the handling of personal information, may also impose obligations on covered entities that are in addition to, or differ from, those in other jurisdictions (for example, it differs from the GDPR with respect to its approach to notifications and the cross-border transfer of personal data). Compliance with these and any other foreign data privacy laws and regulations may significantly increase our operational costs and our overall risk exposure.

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

The secondary ticket market is regulated by federal, state, and international governments. This can include requiring certain disclosures and refund practices, enacting price caps, prohibiting the resale of tickets above their face value, and even banning ticket transferability. For example, certain U.S. states and foreign jurisdictions have recently enacted, and additional U.S. states have proposed, price cap legislation. These laws, as well as any future laws, regulations, or unfavorable legislative outcomes, could impose additional restrictions and compliance costs on our business, as well as restrict ticket holders’ ability to sell their tickets on the secondary market, any of which could adversely affect our industry, business, financial condition, and operating results.

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

Our proprietary technologies and information, including our software, informational databases, and other components that make up our products and services, are critical to our success. We seek to protect our proprietary technologies and information through a combination of methods, including intellectual property (“IP”) rights such as U.S. and foreign patents, trademarks, domain names, copyrights, and trade secrets, as well as through confidentiality agreements, IP assignment agreements, and other contractual restrictions with employees, customers, suppliers, affiliates, partners, and others.

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

Our payment processing providers require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. These networks could adopt new, or modify or re-interpret existing, operating rules in ways that might prohibit us from providing certain services to ticket buyers or sellers, be costly to implement, or be difficult to follow. We are required to reimburse our providers for fines assessed by payment card networks if we, or ticket buyers or sellers using our platform, violate these rules (e.g., processing various types of transactions that may be interpreted as a violation of certain payment card network operating rules). Changes to these rules and requirements, or any change in our designation by payment card networks, could require a change in our business operations and limit or eliminate our ability to accept payment cards, any of which could adversely affect our business.

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

Under current credit, debit, and payment card practices and network rules, we are liable for fraudulent activity on the majority of our credit and debit card transactions. We are also exposed to financial crime risk, against which we do not currently carry insurance. Additionally, while we deploy sophisticated technology to detect fraudulent purchase activity, we may incur losses if we fail to prevent the use of fraudulent payment information on transactions. Fraudulent schemes are becoming increasingly sophisticated and common, and our ability to detect and combat such schemes may be negatively impacted by the adoption of new payment methods and technology platforms. If we or our payment processing providers fail to identify fraudulent activity, are unable to effectively combat the use of fraudulent payments on our platform, or otherwise experience increased levels of disputed credit card payments or transactions, and/or if we are unable to adequately mitigate these risks, our business, financial condition, and results of operations, as well as our brand, reputation, and ability to accept payments, could be adversely affected.

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

As of June 30, 2026, our total debt, excluding unamortized debt discounts and debt issuance costs, was $388.1 million. Because our debt has a variable interest rate, we incur higher interest costs if interest rates increase. Interest rates increased significantly in 2023 and may continue to remain elevated in the future. Any increase in interest costs could adversely affect our financial condition.

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

As of June 30, 2026, we had cash and cash equivalents of $136.7 million, which is available to us to fund our operating, investing, and financing activities. There can be no assurance that our business will generate sufficient cash flows from operating activities, or that we will be able to obtain financing, in an amount sufficient to fund our future operations or other liquidity needs.

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

As of June 30, 2026, affiliates of GTCR LLC (“GTCR”) and Eldridge Industries, LLC (“Eldridge”) beneficially owned approximately 34% and 24%, respectively, of our outstanding Class A common stock. For so long as they continue to do so, they will be able to exert significant influence over, and, acting together, may be able to cause or prevent a change of control and/or unsolicited acquisition of, our company. This ownership concentration could deprive our securityholders of an opportunity to receive a premium for their securities as part of a potential acquisition and, ultimately, may affect the market price of our securities.

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

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our securities despite our operating performance. The market price of our securities may fluctuate widely or decline significantly in the future in response to several factors, including, but not limited to: the realization of any of the risks discussed elsewhere in this Report; unfavorable market and economic conditions; the loss of investor confidence in the global financial markets and investing in general; adverse market reactions to indebtedness we may incur or securities we may issue in the future, including under the Incentive Award Plan; adverse market reactions to changes in our ownership or capital structure, including as a result of the Corporate Simplification; unanticipated declines or variations in our financial condition or results of operations; a failure to meet securities analysts’ earnings estimates; the publication of negative or inaccurate research reports about our business, industry, or securities and/or the failure of securities analysts to provide adequate coverage of our business or securities; changes in the market valuations of similar companies; speculation in the press or investment community about our business or industry; the trading activity of our largest stockholders; the number of shares of Class A common stock that are available for public trading; short sales, hedging, and other derivative transactions involving our securities; enacted or proposed changes to laws or regulations affecting our business or industry, or differing interpretations thereof; and increases in compliance or enforcement inquiries and investigations by regulatory authorities.

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

As of June 30, 2026, the following warrants to purchase Class A common stock were outstanding and exercisable: (i) warrants to purchase 325,989 shares at an exercise price of $230.00 per share; (ii) warrants to purchase 950,000 shares at an exercise price of $200.00 per share; (iii) warrants to purchase 950,000 shares at an exercise price of $300.00 per share; and (iv) public warrants to purchase 338,342 shares at an exercise price of $230.00 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer & Affiliated Purchasers

The following table provides information related to repurchases of Class A common stock during the three months ended June 30, 2026 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1-30, 2026	—	$—	—	$59,080
May 1-31, 2026	—	—	—	59,080
June 1-30, 2026	—	—	—	59,080
Total	—	$—	—	$59,080
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 3, 2026, VDC, as borrower, and VDC-MGG Holdings, LLC entered into a credit agreement with Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity & Capital Resources–2026 Revolving Facility“ section of this Report, which is incorporated by reference herein, for more information.

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

		S-4	2.2	5/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
2.4	Agreement and Plan of Merger, dated November 3, 2023, among Vivid Seats Inc., Viva Merger Sub I, LLC, Viva Merger Sub II, LLC, VDC Holdco, LLC, the Unitholders named therein, and the Unitholders’ Representative named therein	8-K	2.1	11/7/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	10-Q	3.2	11/6/2025
3.3	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
3.4	Amended and Restated Bylaws	8-K	3.2	10/22/2021
4.1	Amended and Restated Warrant Agreement, dated October 14, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.7	10/22/2021
4.2	Private Warrant Agreement, dated October 15, 2021, between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.8	10/22/2021
4.3	Private Warrant Agreement, dated October 15, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.9	10/22/2021
4.4	Private Warrant Agreement, dated October 31, 2025, between Vivid Seats Inc. and Continental Stock Transfer & Trust Company	8-K	10.2	11/6/2025
4.5	Specimen Class A Common Stock Certificate	10-K	4.2	3/15/2022
4.6	Specimen Warrant Certificate	10-K	4.3	3/15/2022
10.1	Amendment No. 7 to First Lien Credit Agreement, dated June 23, 2026, among Hoya Midco, LLC, Hoya Intermediate, LLC, Barclays				*

Bank PLC, and the lenders and loan parties from time to time party thereto
10.2	Credit Agreement, dated August 3, 2026, among Vegas.com, LLC, VDC-MGG Holdings, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	*
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

Vivid Seats Inc.

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Executive Officer
August 4, 2026

By:	/s/ Joseph Thomas
Joseph Thomas
Chief Financial Officer
August 4, 2026