Form 10-Q
period 2026-09-30
Vivid Seats Inc.
filed 2026-11-09
CIK 1856031

e i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40926

Vivid Seats Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3355184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24 E. Washington Street, Suite 900 Chicago, Illinois	60602
(Address of principal executive offices)	(Zip Code)

(312) 291-9966

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SEAT	The Nasdaq Stock Market LLC
Warrants to purchase Class A common stock	SEATW	The Nasdaq Stock Market LLC*

* On October 16, 2026, The Nasdaq Stock Market LLC filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to (i) delist these warrants from the Nasdaq Global Select Market, which delisting became effective on October 26, 2026, and (ii) remove these warrants from registration under Section 12(b) of the Securities Exchange Act of 1934, which deregistration will become effective 90 days, or such shorter period as the SEC may determine, after such filing.

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

As of October 31, 2026, the registrant had outstanding 11,458,476 shares of Class A common stock, $0.0001 par value per share, net of treasury shares.

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

We have based such forward-looking statements on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are not guarantees of future performance, conditions, or results, and are subject to risks and uncertainties that can be difficult to predict and/or outside of our control. Therefore, actual results may differ materially from those contemplated by any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in the “Risk Factors” section of this Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Form 10-K”), as well as in our press releases and other filings with the Securities and Exchange Commission (the “SEC”).

Except as required by applicable law, we undertake no obligation to update or revise any such forward-looking statements, which speak only as of the date of this Report (or, in the case of statements incorporated by reference herein, as of the date of the incorporated document).

VIVID SEATS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$44,764	$102,702
Restricted cash	904	604
Accounts receivable – net	36,866	30,664
Inventory – net	17,532	18,166
Prepaid expenses and other current assets	29,895	26,336
Total current assets	129,961	178,472
Property and equipment – net	10,729	12,373
Right-of-use assets – net	9,414	10,515
Intangible assets – net	115,282	141,528
Goodwill – net	283,882	283,915
Deferred tax assets – net	1,334	1,123
Investments	5,565	5,365
Other assets	14,505	3,575
Total assets	$570,672	$636,866
Liabilities and shareholders' deficit
Current liabilities:
Accounts payable	$138,656	$153,418
Accrued expenses and other current liabilities	117,876	125,957
Deferred revenue	14,988	19,973
Current maturities of long-term debt	3,930	3,930
Total current liabilities	275,450	303,278
Long-term debt – net	381,046	383,431
Long-term lease liabilities	14,655	16,452
Other liabilities	17,955	18,834
Total liabilities	689,106	721,995
Commitments and contingencies (Note 13)
Shareholders' deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized, 12,406,671 and 11,712,157 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	23	23
Additional paid-in capital	1,381,176	1,368,067
Treasury stock, at cost, 949,665 shares at September 30, 2026 and December 31, 2025	(93,920)	(93,920)
Accumulated deficit	(1,405,808)	(1,359,472)
Accumulated other comprehensive income	95	173
Total shareholders' deficit	(118,434)	(85,129)
Total liabilities and shareholders' deficit	$570,672	$636,866

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$126,889	$136,373	$382,533	$443,962
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	41,442	44,340	119,279	131,294
Marketing and selling	50,008	55,973	152,712	173,885
General and administrative	34,426	45,183	100,132	139,537
Depreciation and amortization	12,309	13,723	36,935	37,689
Impairment charges	—	—	—	320,449
Total costs and expenses	138,185	159,219	409,058	802,854
Loss from operations	(11,296)	(22,846)	(26,525)	(358,892)
Interest expense – net	7,128	6,111	19,114	17,410
Other expense (income) – net	(890)	(13)	1,125	(154,364)
Loss on extinguishment of debt	—	—	—	801
Loss before income taxes	(17,534)	(28,944)	(46,764)	(222,739)
Income tax expense (benefit)	(150)	(9,231)	(428)	70,089
Net loss	(17,384)	(19,713)	(46,336)	(292,828)
Net loss attributable to redeemable noncontrolling interests	—	(11,187)	—	(138,685)
Net loss attributable to Class A common stockholders	$(17,384)	$(8,526)	$(46,336)	$(154,143)
Net loss per Class A common stock:
Basic	$(1.54)	$(1.31)	$(4.19)	$(23.52)
Diluted	$(1.54)	$(1.91)	$(4.19)	$(28.25)
Weighted average Class A common stock outstanding:
Basic	11,291,673	6,490,954	11,053,949	6,553,724
Diluted	11,291,673	10,302,204	11,053,949	10,364,974

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(17,384)	$(19,713)	$(46,336)	$(292,828)
Other comprehensive income (loss):
Foreign currency translation adjustment	(455)	(275)	(74)	1,797
Unrealized loss on Note	(5)	(2)	(4)	(40)
Total other comprehensive income (loss)	(460)	(277)	(78)	1,757
Comprehensive loss	(17,844)	(19,990)	(46,414)	(291,071)
Net loss attributable to redeemable noncontrolling interests	—	(11,187)	—	(138,685)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment attributable to redeemable noncontrolling interests	—	(102)	—	657
Unrealized loss on Note attributable to redeemable noncontrolling interests	—	(1)	—	(15)
Total other comprehensive income (loss) attributable to redeemable noncontrolling interests	—	(103)	—	642
Comprehensive loss attributable to Class A common stockholders	$(17,844)	$(8,700)	$(46,414)	$(153,028)

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

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in thousands, except share data) (Unaudited)

Net loss	(11,187)	—	—	—	—	—	—	—	(8,526)	—	(8,526)
Issuances of Class A common stock	—	59,971	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	11,628	—	—	—	—	11,628
Repurchases of Class A common stock	—	—	—	—	—	—	(63,886)	(2,187)	—	—	(2,187)
Other comprehensive loss	(103)	—	—	—	—	—	—	—	—	(174)	(174)
Net settlement of equity incentive awards	—	(6,078)	—	—	—	(106)	—	—	—	—	(106)
Repurchase and retirement of fractional shares resulting from Reverse Stock Split	—	(189)	—	—	—	(5)	—	—	—	—	(5)
Subsequent remeasurement of redeemable noncontrolling interests	(54,188)	—	—	—	—	54,188	—	—	—	—	54,188
Balances at September 30, 2025	$63,344	7,456,747	$14	3,811,250	$8	$1,450,104	(949,665)	$(93,892)	$(1,084,314)	$235	$272,155

	Class A common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' deficit
Balances at January 1, 2026	11,712,157	$23	$1,368,067	(949,665)	$(93,920)	$(1,359,472)	$173	$(85,129)
Net loss	—	—	—	—	—	(14,631)	—	(14,631)
Issuances of Class A common stock	280,626	—	—	—	—	—	—	—
Equity-based compensation	—	—	4,533	—	—	—	—	4,533
Other comprehensive income	—	—	—	—	—	—	173	173
Net settlement of equity incentive awards	(55,707)	—	(338)	—	—	—	—	(338)
Balances at March 31, 2026	11,937,076	23	1,372,262	(949,665)	(93,920)	(1,374,103)	346	(95,392)
Net loss	—	—	—	—	—	(14,321)	—	(14,321)
Issuances of Class A common stock	294,525	—	—	—	—	—	—	—
Equity-based compensation	—	—	4,773	—	—	—	—	4,773
Other comprehensive income	—	—	—	—	—	—	209	209
Net settlement of equity incentive awards	(40,741)	—	(348)	—	—	—	—	(348)
Balances at June 30, 2026	12,190,860	23	1,376,687	(949,665)	(93,920)	(1,388,424)	555	(105,079)
Net loss	—	—	—	—	—	(17,384)	—	(17,384)
Issuances of Class A common stock	259,101	—	—	—	—	—	—	—
Equity-based compensation	—	—	4,708	—	—	—	—	4,708
Other comprehensive loss	—	—	—	—	—	—	(460)	(460)
Net settlement of equity incentive awards	(43,290)	—	(219)	—	—	—	—	(219)
Balances at September 30, 2026	$12,406,671	$23	$1,381,176	(949,665)	$(93,920)	$(1,405,808)	$95	$(118,434)

The accompanying notes are an integral part of these financial statements.

VIVID SEATS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(46,336)	$(292,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,935	37,689
Amortization of leases	1,096	1,165
Amortization of deferred financing costs	1,428	735
Equity-based compensation	13,719	33,886
Loss on asset disposals	334	380
Change in fair value of derivative asset	473	841
Deferred income tax expense (benefit)	(605)	76,786
Non-cash interest expense – net	376	499
Foreign currency loss (gain) – net	126	(2,363)
Write-off of deferred financing costs	193	—
Change in fair value of Intermediate Warrants	—	(5,713)
Loss on extinguishment of debt	—	801
Adjustment of liabilities under TRA	—	(149,787)
Impairment charges	—	320,449
Write-off of Sponsorship Loan	—	2,024
Changes in operating assets and liabilities:
Accounts receivable – net	(6,228)	10,027
Inventory – net	634	(3,967)
Prepaid expenses and other current assets	(3,551)	6,254
Accounts payable	(14,704)	(34,242)
Accrued expenses and other current liabilities	(9,204)	(39,611)
Deferred revenue	(4,986)	(5,681)
Long-term lease liabilities	(1,792)	(1,731)
Other assets and liabilities – net	47	(9,009)
Net cash used in operating activities	(32,045)	(53,396)
Cash flows from investing activities
Purchases of property and equipment	(35)	(2,053)
Purchases of personal seat licenses	(625)	(990)
Investments in developed technology	(8,565)	(12,533)
Purchases of seat images	(287)	(686)
Net cash used in investing activities	(9,512)	(16,262)
Cash flows from financing activities
Payments of taxes related to net settlement of equity incentive awards	(905)	(1,848)
Payments of 2025 First Lien Loan	(2,948)	(1,964)
Payments toward Acquired Domain Name Obligation	(1,500)	(1,500)
Payments of deferred financing costs and other debt-related expenses	(10,606)	(162)
Tax distributions to redeemable noncontrolling interests	—	(1,689)
Repurchases of Class A common stock	—	(18,292)
Payment of liabilities under TRA	—	(4,005)
Payments of 2024 First Lien Loan	—	(76,986)
Proceeds from 2025 First Lien Loan	—	76,986
Repurchase and retirement of fractional shares resulting from Reverse Stock Split	—	(5)
Net cash used in financing activities	(15,959)	(29,465)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(122)	188
Net decrease in cash, cash equivalents, and restricted cash	(57,638)	(98,935)
Cash, cash equivalents, and restricted cash – beginning of period	103,306	244,648
Cash, cash equivalents, and restricted cash – end of period	$45,668	$145,713
Supplemental disclosures of cash flow information
Cash paid for interest	$18,140	$20,984
Cash paid for income taxes, net of income tax refunds received	$1,022	$5,259
Cash paid for operating lease liabilities	$2,739	$2,467
Supplemental disclosures of non-cash investing and financing activities
Equity-based compensation expense related to capitalized development costs	$295	$515
Deferred financing costs and other debt-related expenses recorded in Accrued expenses and other current liabilities	$1,092	$—
Excise taxes related to repurchases of Class A common stock recorded in Accrued expenses and other current liabilities	$—	$29

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

Reverse Stock Split

On August 5, 2025, we effected a 1-for-20 reverse stock split of our common stock, pursuant to which every 20 shares of Class A and Class B common stock were combined into one share of Class A and Class B common stock, respectively (the “Reverse Stock Split”). All share and per share amounts included in these unaudited condensed consolidated financial statements have been adjusted to reflect the Reverse Stock Split.

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

2. New Accounting Standards

Issued Accounting Standards Adopted

Income Taxes

In 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures. We adopted the requirements during the year ended December 31, 2025 with no material impact on our consolidated financial statements, other than the impact thereof on our income taxes footnote. See Note 15, Income Taxes, for more information.

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

The following tables present Marketplace revenues by business model and event category for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Owned Properties revenues	$88,062	$96,582	$270,495	$303,253
Private Label Offering revenues	10,152	8,225	29,194	49,772
Marketplace revenues	$98,214	$104,807	$299,689	$353,025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Concert revenues	$39,158	$43,072	$125,152	$151,812
Sport revenues	37,557	33,900	108,821	108,316
Theater revenues	17,196	22,439	53,243	77,716
Other revenues	4,303	5,396	12,473	15,181
Marketplace revenues	$98,214	$104,807	$299,689	$353,025

During the three and nine months ended September 30, 2026, we recognized Resale revenues of $28.7 million and $82.9 million, respectively, compared to Resale revenues of $31.5 million and $90.9 million, respectively, during the three and nine months ended September 30, 2025.

At September 30, 2026, Deferred revenue in the Condensed Consolidated Balance Sheets was $15.0 million, which primarily relates to the Vivid Seats Rewards Program. Stamps earned under the Vivid Seats Rewards Program expire in two to three years, if not converted to credits, and credits expire in two to four years, if not redeemed. We expect to recognize all outstanding deferred revenue within the next seven years.

At December 31, 2025, $20.0 million was recorded as Deferred revenue in the Condensed Consolidated Balance Sheets, of which $3.7 million and $13.3 million was recognized as revenue during the three and nine months ended September 30, 2026, respectively.

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

The following tables summarize our segment information for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Marketplace	Resale	Total	Marketplace	Resale	Total
Revenues	$98,214	$28,675	$126,889	$299,689	$82,844	$382,533
Cost of revenues (exclusive of depreciation and amortization shown separately below)	17,387	24,055	41,442	51,449	67,830	119,279
Marketing and selling:
Online advertising	48,117	—	48,117	145,541	—	145,541
Offline advertising	1,891	—	1,891	7,171	—	7,171
Total marketing and selling	50,008	—	50,008	152,712	—	152,712
Contribution margin	30,819	4,620	35,439	95,528	15,014	110,542
General and administrative			34,426			100,132
Depreciation and amortization			12,309			36,935
Loss from operations			(11,296)			(26,525)
Interest expense – net			7,128			19,114
Other expense (income) – net			(890)			1,125
Loss before income taxes			$(17,534)			$(46,764)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Marketplace	Resale	Total	Marketplace	Resale	Total
Revenues	$104,807	$31,566	$136,373	$353,025	$90,937	$443,962
Cost of revenues (exclusive of depreciation and amortization shown separately below)	16,769	27,571	44,340	55,930	75,364	131,294
Marketing and selling:
Online advertising	52,013	—	52,013	159,842	—	159,842
Offline advertising	3,960	—	3,960	14,043	—	14,043
Total marketing and selling	55,973	—	55,973	173,885	—	173,885
Contribution margin	32,065	3,995	36,060	123,210	15,573	138,783
General and administrative			45,183			139,537
Depreciation and amortization			13,723			37,689
Impairment charges			—			320,449
Loss from operations			(22,846)			(358,892)
Interest expense – net			6,111			17,410
Other income – net			(13)			(154,364)
Loss on extinguishment of debt			—			801
Loss before income taxes			$(28,944)			$(222,739)

Substantially all of our sales occur and assets reside in the United States.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

5. Accounts Receivable - Net

The following table presents the major components of Accounts receivable – net at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Uncollateralized payment processor obligations	$11,853	$11,938
Due from ticket sellers for cancellation charges	7,804	7,600
Due from distribution partners for cancellation charges	14,266	14,139
Event insurance and other commissions receivable	2,890	3,481
Other trade receivables	14,033	6,369
Accounts receivable	50,846	43,527
Less: allowance for credit losses	(13,980)	(12,863)
Accounts receivable – net	$36,866	$30,664

Accounts receivable is recorded net of the cumulative allowance for credit losses. As of September 30, 2026 and December 31, 2025, we recorded a cumulative allowance for credit losses of $14.0 million and $12.9 million, respectively, to reflect potential challenges in collecting funds from distribution partners and ticket sellers, particularly for amounts due upon usage of store credit previously issued to ticket buyers.

There were no write-offs for uncollectible accounts receivable balances during the three and nine months ended September 30, 2026. We wrote off zero and $0.1 million for uncollectible accounts receivable balances during the three and nine months ended September 30, 2025, respectively.

6. Prepaid Expenses and Other Current Assets

The following table presents the major components of Prepaid expenses and other current assets at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Recovery of future customer compensation	$13,446	$13,021
Prepaid expenses	9,711	9,807
Other current assets	6,738	3,508
Prepaid expenses and other current assets	$29,895	$26,336

Recovery of future customer compensation represents expected recoveries of compensation to be paid to customers for event cancellations or other service issues related to previously recorded sales transactions. Recovery of future customer compensation costs increased by $0.4 million between September 30, 2026 and December 31, 2025, primarily due to an increase in estimated future event cancellations. A related provision for expected compensation to customers is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Other current assets increased by $3.2 million between September 30, 2026 and December 31, 2025, primarily due to the deferral of costs directly attributable to certain contemplated debt transactions.

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

The following table summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2026 (in thousands):

Gross goodwill balance December 31, 2025	$1,321,686
Accumulated impairment charges	(1,037,771)
Goodwill – net balance at December 31, 2025	283,915
Foreign currency translation adjustment	(33)
Goodwill – net balance at September 30, 2026	$283,882

During the nine months ended September 30, 2026, there were no changes in the accumulated impairment charges related to our goodwill.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Intangible Assets – Net

The following table summarizes the carrying amount of our intangible assets at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Definite-lived intangible assets
Supplier relationships	$57,123	$57,123
Customer relationships	34,620	34,620
Acquired developed technology	29,340	29,290
Capitalized development costs	75,003	63,835
Capitalized development costs – work in progress	3,245	5,931
Acquired Domain Name	17,348	17,348
Seat images	1,553	1,266
Foreign currency translation adjustment	(2,009)	(1,936)
Total gross book value	216,223	207,477
Less: accumulated amortization
Supplier relationships	(39,013)	(29,266)
Customer relationships	(32,458)	(24,603)
Acquired developed technology	(23,145)	(18,109)
Capitalized development costs	(52,254)	(41,098)
Acquired Domain Name	(2,122)	(1,292)
Seat images	(624)	(267)
Foreign currency translation adjustment	613	620
Total accumulated amortization	(149,003)	(114,015)
Indefinite-lived intangible assets
Trademarks	110,538	110,538
Foreign currency translation adjustment	(124)	(120)
Accumulated impairment charges	(62,352)	(62,352)
Intangible assets – net	$115,282	$141,528

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

We account for the Acquired Domain Name as a definite-lived intangible asset under ASC Topic 350, Intangibles—Goodwill and Other. The purchase price of the Acquired Domain Name was $17.3 million, which will be amortized over a total period of 15.6 years (the “Acquired Domain Name Term”). As of September 30, 2026 and December 31, 2025, the Acquired Domain Name had a carrying value of $15.2 million and $16.1 million, respectively, which is recorded in Intangible assets – net in the Condensed Consolidated Balance Sheets.

We account for the Acquired Domain Name Obligation as a liability, for which interest will accrue over the Acquired Domain Name Term at an effective interest rate of 8.6% per annum. As of September 30, 2026 and December 31, 2025, the Acquired Domain Name Obligation had a carrying value of $16.2 million and $16.6 million, respectively, of which $0.6 million is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets and the remainder is recorded in Other liabilities in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2026, we recognized an expense of $0.4 million and $1.1 million, respectively, for interest incurred in relation to the Acquired Domain Name Obligation. During the three and

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

nine months ended September 30, 2025, we recognized an expense of $0.3 million and $1.1 million, respectively, for interest incurred in relation to the Acquired Domain Name Obligation. Interest incurred in relation to the Acquired Domain Name Obligation is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2026, we recognized an expense of $11.7 million and $35.0 million, respectively, for amortization related to our definite-lived intangible assets. During the three and nine months ended September 30, 2025, we recognized an expense of $13.0 million and $35.7 million, respectively, for amortization related to our definite-lived intangible assets. Amortization expenses related to our definite-lived intangible assets are recorded in Depreciation and amortization expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2026, we recognized an expense of $0.2 million and $0.3 million, respectively, for losses related to disposals of our definite-lived intangible assets. During the three and nine months ended September 30, 2025, we recognized an expense of $0.1 million and $0.3 million, respectively, for losses related to disposals of our definite-lived intangible assets. Losses on asset disposals are recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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

As discussed in our 2025 Form 10-K, during the year ended December 31, 2025, we determined that the estimated fair value of certain indefinite-lived trademarks was lower than their carrying value. Consequently, during the year ended December 31, 2025, we recognized a non-cash impairment expense of $62.3 million related to certain indefinite-lived trademarks, $23.0 million of which was recognized as of June 30, 2025 and $39.3 million of which was recognized as of October 31, 2025. At December 31, 2025, accumulated impairment charges related to our indefinite-lived intangible assets were $141.0 million. As of September 30, 2026, the balance of our indefinite-lived intangible assets (net of accumulated impairment charges and foreign currency translation adjustments) was $48.1 million.

During the nine months ended September 30, 2026, there were no changes in the accumulated impairment charges related to our indefinite-lived intangible assets.

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

We account for the Note in accordance with ASC Topic 320, Investments - Debt and Equity Securities, pursuant to which the Note is classified as an available-for-sale security and recognized at fair value. During the three and nine months ended September 30, 2026, the Note had an unrealized loss of less than $0.1 million. During the three and nine months ended September 30, 2025, the Note had an unrealized loss of less than $0.1 million and an unrealized gain of $0.2 million, respectively. Unrealized gains and losses related to differences between the fair value of the Note and the carrying value of the Note are recorded as a separate component of Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Loss on a recurring basis until realized. The Note’s amortized cost was $4.7 million and $4.0 million at September 30, 2026 and December 31, 2025, respectively.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

We did not recognize any credit losses related to the Note during the three and nine months ended September 30, 2026 and 2025.

We account for the Warrant in accordance with ASC Topic 815, Derivatives and Hedging, pursuant to which the Warrant is classified as a derivative instrument and recognized at fair value. During the three and nine months ended September 30, 2026, the fair value of the Warrant decreased by $0.2 million and $0.5 million, respectively, for which we recognized a loss in both periods. During the three and nine months ended September 30, 2025, the fair value of the Warrant decreased by $0.3 million and $0.8 million, respectively, for which we recognized a loss in both periods. Unrealized losses related to changes in the fair value of the Warrant are recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations on a recurring basis until realized. The presentation of the Warrant, including whether it should be classified as an asset or a liability, is evaluated at the end of each reporting period.

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

The following tables present the recurring fair value measurements of our financial assets by hierarchy level at September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2026
Note	$—	$—	$4,914	$4,914
Warrant	—	—	651	651
	$—	$—	$5,565	$5,565

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2025
Note	$—	$—	$4,241	$4,241
Warrant	—	—	1,124	1,124
	$—	$—	$5,365	$5,365

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents quantitative information about the significant unobservable inputs applied to the recurring Level 3 fair value measurements of our financial assets at September 30, 2026 and December 31, 2025:

		September 30,	December 31,
Asset	Significant Unobservable Inputs	2026	2025
Note	Expected term (years)	3.8	4.5
	Implied yield	21.7%	21.7%
Warrant	Expected term (years)	3.8	4.5
	Expected volatility	62.0%	62.0%
	Risk-free rate	5.1%	3.7%
	Expected dividend yield	0.0%	0.0%

The following table summarizes the changes in the carrying amounts of the Note and the Warrant (both of which are measured at fair value using Level 3 significant unobservable inputs) during the nine months ended September 30, 2026 (in thousands):

	Note	Warrant
Balances at January 1, 2026	$4,241	$1,124
Accretion of discount	248	—
Interest paid-in-kind	429	—
Unrealized losses:
Recorded in Net loss	—	(473)
Recorded in Other comprehensive income (loss)	(4)	—
Total unrealized losses	(4)	(473)
Balances at September 30, 2026	$4,914	$651

9. Accrued Expenses and Other Current Liabilities

The following table presents the major components of accrued expenses and other current liabilities at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Accrued marketing expense	$16,656	$21,159
Accrued customer credits	53,596	52,321
Accrued future customer compensation	16,024	15,771
Accrued payroll	8,486	10,463
Accrued operating expenses	10,735	11,800
Other current liabilities	12,379	14,443
Accrued expenses and other current liabilities	$117,876	$125,957

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

During the three and nine months ended September 30, 2026, $3.0 million and $9.2 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $0.3 million and $1.0 million, respectively. During the three and nine months ended September 30, 2025, $1.5 million and $4.7 million of accrued customer credits were redeemed, respectively, and we recognized revenue from breakage of $1.1 million and $3.7 million, respectively. Breakage amounts are recorded net of reductions in associated accounts receivable balances.

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

During the three and nine months ended September 30, 2026, we recognized a net decrease in revenue of $1.0 million and a net increase in revenue of $0.1 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where our performance obligations were satisfied in prior periods. During the three and nine months ended September 30, 2025, we recognized a net decrease in revenue of $1.3 million and $0.2 million, respectively, from reversals of previously recorded revenue and changes to accrued future customer compensation related to event cancellations where our performance obligations were satisfied in prior periods.

Accrued future customer compensation increased by $0.3 million between December 31, 2025 and September 30, 2026, primarily due to an increase in estimated future event cancellations. A related provision for the expected recovery of compensation from customers is recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

10. Long-Term Debt – Net

The following table presents the major components of long-term debt, net of unamortized debt issuance costs and current maturities, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
2025 First Lien Loan	$387,129	$390,077
Outstanding debt	387,129	390,077
Less: unamortized debt issuance costs	(2,153)	(2,716)
Long-term debt	384,976	387,361
Less: current maturities of long-term debt	(3,930)	(3,930)
Long-term debt – net	$381,046	$383,431

2022 First Lien Loan & 2022 Revolving Facility

In 2022, we refinanced the outstanding balance of our former first lien debt facility with a $275.0 million term loan with a maturity date of February 3, 2029 (the “2022 First Lien Loan”) and a $100.0 million revolving credit facility with a maturity date of February 3, 2027 (the “2022 Revolving Facility”). As of December 31, 2025, we had no outstanding borrowings under the 2022 Revolving Facility.

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

The 2025 First Lien Loan, which requires quarterly principal payments of $1.0 million, carries an interest rate equal to SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). The effective interest rate on the 2025 First Lien Loan was 6.3% per annum at September 30, 2026 and December 31, 2025.

The 2025 First Lien Loan contains a springing financial covenant that requires compliance with a first lien net leverage ratio when borrowings thereunder exceed certain levels. All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and, subject to certain exceptions provided for therein, substantially all of Hoya Intermediate’s direct and indirect wholly owned domestic subsidiaries. All obligations under the 2025 First Lien Loan are secured, subject to certain permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and such guarantors’ assets.

The 2025 First Lien Loan is held by third-party financial institutions and is carried at the outstanding principal balance, less debt issuance costs and any unamortized discount or premium. At September 30, 2026, the estimated fair value and carrying value of the 2025 First Lien Loan were $205.2 million and $385.0 million, respectively. If measured at fair value, the 2025 First Lien Loan would be classified as Level 2 within the fair value hierarchy because its fair value would be estimated using quoted market prices that are directly observable in the marketplace. See Note 8, Investments and Fair Value Measurements, for more information regarding our approach and accounting treatment of recurring and nonrecurring fair value measurements.

We are subject to certain reporting and compliance-related covenants under the 2025 First Lien Loan. These covenants, among other things, limit our ability to incur additional indebtedness and, in certain circumstances, to enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments. Non-compliance with these covenants and a failure to remedy any such non-compliance could result in the acceleration of the loans or foreclosure on the collateral. As of September 30, 2026 and December 31, 2025, we were in compliance with all such covenants.

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

LC Sublimit Increase

On June 23, 2026, the letter of credit sublimit under the 2022 Revolving Facility was increased from $10.0 million to $25.0 million (the “LC Sublimit Increase”). In accordance with ASC 470, we analyzed our maximum borrowing capacity immediately before and after the LC Sublimit Increase and determined that the borrowing capacity did not decrease as a result of the LC Sublimit Increase. During the three and nine months ended September 30, 2026, we capitalized zero and $0.8 million, respectively, of third-party fees incurred in relation to the LC Sublimit Increase, which is recorded in Other assets in the Condensed Consolidated Balance Sheets.

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

VDC is subject to certain reporting and compliance-related covenants under the 2026 Revolving Facility. These covenants, among other things, limit VDC’s ability to incur additional indebtedness, make investments, dispose of assets, enter into transactions with affiliates, create liens, merge or consolidate, and make certain payments (in each case, subject to customary exceptions). Non-compliance with these covenants and a failure to remedy any such non-compliance could result in the acceleration of the outstanding borrowings or foreclosure on the collateral. As of September 30, 2026, VDC was in compliance with all such covenants.

In accordance with ASC 470, we analyzed our maximum borrowing capacity immediately before and after the termination of the 2022 Revolving Facility and execution of the 2026 Revolving Facility and determined that the borrowing capacity decreased as a result of the termination of the 2022 Revolving Facility and execution of the 2026 Revolving Facility. During the three and nine months ended September 30, 2026 we (i) recognized an expense of $0.2 million for the write-off of unamortized deferred third-party fees incurred in relation to the 2022 Revolving Facility (the “2022 Revolving Facility Write-Off”), which is recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations; (ii) carried forward $0.6 million of unamortized deferred third-party fees incurred in relation to the 2022 Revolving Facility (the “2022 Revolving Facility Carry-Forward”); and (iii) capitalized $10.9 million of third-party fees incurred in relation to the 2026 Revolving Facility (the “2026 Revolving Facility Capitalization”). The 2022 Revolving Facility Carry-Forward and the 2026 Revolving Facility Capitalization are both recorded in Other assets in the Condensed Consolidated Balance Sheets and will be amortized on a straight-line basis over the term of the 2026 Revolving Facility.

As of September 30, 2026, we had no outstanding borrowings under the 2026 Revolving Facility (and availability thereunder was reduced by $25.0 million due to outstanding letters of credit).

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

Public Warrants

We issued certain warrants that entitled the holders thereof (including Horizon Sponsor, LLC (“Horizon Sponsor”)) to purchase shares of Class A common stock at an exercise price of $230.00 per share (the “Public Warrants”). The Public Warrants were traded on the Nasdaq Global Select Market under the symbol “SEATW.” As of September 30, 2026 and December 31, 2025, there were Public Warrants to purchase 338,342 shares of Class A common stock outstanding.

The Public Warrants expired on October 18, 2026 (the five-year anniversary of the 2021 transaction pursuant to which Horizon Acquisition Corporation merged with and into VSI (the “Merger Transaction”)) in accordance with their stated terms. On October 16, 2026, the Nasdaq Stock Market filed a Form 25 with the SEC to delist the Public Warrants from the Nasdaq Global Select Market (which became effective on October 26, 2026).

Private Warrants

We issued certain warrants that entitled Horizon Sponsor to purchase shares of Class A common stock at an exercise price of $230.00 per share (the “Private Warrants”). As of September 30, 2026 and December 31, 2025, there were Private Warrants to purchase 325,989 shares of Class A common stock outstanding.

The Private Warrants expired on October 18, 2026 (the five-year anniversary of the Merger Transaction) in accordance with their stated terms.

Exercise Warrants

We issued certain warrants that entitle Horizon Sponsor to purchase shares of Class A common stock at exercise prices of $200.00 and $300.00 per share (the “Exercise Warrants”).

We may, in our sole discretion, reduce the exercise price of the Exercise Warrants to induce early exercise, provided that we provide at least five days’ advance notice. The exercise price and number of shares issuable upon exercise of the Exercise Warrants may also be adjusted in certain circumstances, including in the event of a share dividend, recapitalization, reorganization, merger, or consolidation. In no event are we required to net cash settle the Exercise Warrants.

The Exercise Warrants expire on October 18, 2031 (the ten-year anniversary of the Merger Transaction) or, if earlier, the date of our liquidation.

The Exercise Warrants have similar terms to the Public Warrants, but have different exercise prices, an initial term of 10 years, are not redeemable by us, and are fully transferable.

As of September 30, 2026 and December 31, 2025, there were Exercise Warrants to purchase 1,700,000 shares of Class A common stock outstanding (850,000 at an exercise price of $200.00 per share and 850,000 at an exercise price of $300.00 per share).

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

On October 31, 2025, the Mirror Warrants were terminated in connection with the Corporate Simplification. As a result, as of September 30, 2026 and December 31, 2025, there were zero Mirror Warrants outstanding. See Note 1, Background and Basis of Presentation, for more information.

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

On October 31, 2025, the Intermediate Warrants were replaced by the Amended Intermediate Warrants (as defined in the “Amended Intermediate Warrants” section below) in connection with the Corporate Simplification. As a result, as of September 30, 2026 and December 31, 2025, there were zero Intermediate Warrants outstanding. See Note 1, Background and Basis of Presentation, for more information.

Amended Intermediate Warrants

In connection with the Corporate Simplification, the Intermediate Warrants were amended to, in lieu of providing for the right to purchase Intermediate Units and allowing for cash redemption at the discretion of the holder, instead provide for the right to purchase equal numbers of shares of Class A common stock at equal exercise prices and not allow for cash redemption (as amended, the “Amended Intermediate Warrants”). As a result, the Amended Intermediate Warrants now have substantially similar terms to the Exercise Warrants.

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

As of September 30, 2026 and December 31, 2025, there were Amended Intermediate Warrants to purchase 200,000 shares of Class A common stock outstanding (100,000 at an exercise price of $200.00 per share and 100,000 at an exercise price of $300.00 per share).

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

For periods through the consummation of the Corporate Simplification, net loss attributable to redeemable noncontrolling interests is calculated by multiplying Hoya Intermediate’s net loss incurred in the period by Hoya Topco’s weighted average percentage allocation of Intermediate Units during the period. See Note 17, Earnings per Share, for computation of net loss attributable to redeemable noncontrolling interests.

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

stock. As a result, our redeemable noncontrolling interests were extinguished, Hoya Intermediate is now a wholly owned subsidiary of VSI, and the net loss attributable to Hoya Topco’s redeemable noncontrolling interests presented throughout this Report only pertains to the three and nine months ended September 30, 2025. See Note 1, Background and Basis of Presentation, for more information.

Share Repurchase Program

In February 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced in March 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares.

During the three and nine months ended September 30, 2025, we repurchased 0.1 million and 0.4 million shares of Class A common stock, respectively, under the Share Repurchase Program, for which we paid $2.1 million and $18.1 million, respectively, and incurred commissions and excise taxes of $0.1 million and $0.2 million, respectively. As of December 31, 2025, we recognized a liability of $0.1 million for unpaid excise taxes related to repurchases of Class A common stock, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. We did not repurchase any shares of Class A common stock under the Share Repurchase Program during the three and nine months ended September 30, 2026, nor did we recognize a liability for unpaid excise taxes related to repurchases of Class A common stock as of September 30, 2026.

Cumulatively as of September 30, 2026, we repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we paid $40.9 million and incurred commissions and excise taxes of $0.4 million. As of September 30, 2026, $59.1 million remained available for future repurchases under the Share Repurchase Program.

All of the above share repurchases were accounted for as equity transactions and are recorded in Treasury stock in the Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income

The following table summarizes the changes in each major component of Accumulated other comprehensive income during the nine months ended September 30, 2026 (in thousands):

	Accumulated Unrealized Gain on Note	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balances at January 1, 2026	$195	$(22)	$173
Recorded in Other comprehensive income (loss)	(4)	(74)	(78)
Balances at September 30, 2026	$191	$(96)	$95

13. Commitments and Contingencies

Litigation

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business, none of which, in management’s opinion, could have a material effect on our business, financial position, or results of operations other than those matters discussed below.

We were a co-defendant in a class action lawsuit in Canada alleging a failure to disclose service fees prior to checkout. A final order approving the settlement of this lawsuit was entered by the court in 2020. In 2022, certain class members were issued coupons and other class members were notified that they were eligible to submit a claim for a coupon. As of September 30, 2026 and December 31, 2025, a liability of $0.9 million was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets related to expected claim submissions and credit redemptions as of the measurement date.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

We were a defendant in a lawsuit related to an alleged violation of the Illinois Biometric Information Privacy Act. A final order approving the settlement of this lawsuit was entered by the court on January 29, 2025, pursuant to which $0.3 million was paid to cover approved claims and legal and administrative fees. This amount, which was covered in full by insurance, was paid on March 28, 2025. As of September 30, 2026 and December 31, 2025, we had no accrued liability related to this matter.

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

As of September 30, 2026 and December 31, 2025, we recognized a liability of $3.6 million and $3.4 million, respectively, related to uncollected indirect taxes (including sales taxes). This uncollected indirect tax liability, which is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets, increases when accruals are made in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer and decreases when we receive abatements and/or recognize other reductions to the balance.

During the three and nine months ended September 30, 2026, we recognized a net expense of $0.4 million and $0.8 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). During the three and nine months ended September 30, 2025, we recognized a net expense of $0.5 million and a net benefit of $0.9 million, respectively, related to the liability for uncollected indirect taxes (including sales taxes). The net expense/benefit related to the liability for uncollected indirect taxes (including sales taxes) is recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

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

During the three and nine months ended September 30, 2025, we recognized zero and less than $0.1 million of imputed interest income, respectively, for the Sponsorship Loan, which is recorded in Interest expense – net in the Condensed Consolidated Statements of Operations.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

On June 30, 2025, we recorded a full write-off on the outstanding balance of the Sponsorship Loan as a result of the counterparty filing for bankruptcy. The Sponsorship Loan’s carrying amount was written down to zero, reflecting the expectation of no recoverable amount under ASC Topic 326, Measurement of Credit Losses on Financial Instruments. During the three and nine months ended September 30, 2025, we recognized a loss of zero and $2.0 million, respectively, in connection with the write-off of the Sponsorship Loan, which is recorded in Other expense (income) – net in the Condensed Consolidated Statements of Operations.

14. Related-Party Transactions

Mabl, Inc. (“Mabl”) is a software company that uses its proprietary AI-powered platform to provide automation support and other similar technology services. Martin Taylor, a former member of our Board, is a Senior Managing Director at Vista Equity Partners, which is an investor in Mabl. We entered into an agreement with Mabl while Mr. Taylor was on our Board. In connection with such agreement, we recognized an expense of less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2026, respectively, and $0.1 million during both the three and nine months ended September 30, 2025. These expenses are recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.

15. Income Taxes

Income Tax Expense (Benefit)

During the three and nine months ended September 30, 2026, we recognized an income tax benefit of $0.1 million and $0.4 million, respectively, which are recorded in Income tax expense (benefit) in the Condensed Consolidated Statements of Operations. Our effective income tax rate differed from the 21% U.S. federal statutory income tax rate primarily due to losses for which no tax benefit was recognized and the impact of foreign operations, including differences in statutory income tax rates and an increase in the valuation allowance.

During the three and nine months ended September 30, 2025, we recognized an income tax benefit of $9.2 million and an income tax expense of $70.1 million, respectively, which are recorded in Income tax expense (benefit) in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2025, our effective income tax rate differed from the 21% U.S. federal statutory income tax rate primarily due to a reversal of an uncertain tax position. For the nine months ended September 30, 2025, our effective income tax rate differed from the 21% U.S. federal statutory income tax rate primarily due to an increase in the valuation allowance, a reduction in the TRA liability, a reversal of an uncertain tax position, and impairment charges in foreign jurisdictions.

Income tax benefit decreased by $9.1 million and increased by $70.5 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to a reversal of an uncertain tax position during the three months ended September 30, 2025 and the recognition of a valuation allowance during the nine months ended September 30, 2025.

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

One Big Beautiful Bill Act

On July 4, 2025, a reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law, which included a broad range of tax reform provisions that may affect our financial results. The OBBB Act allows an elective deduction for domestic research and development, a reinstatement of elective 100% first-year bonus depreciation, and modifications to the calculation for excess business interest expense limitations under Section 163(j) of the Internal Revenue Code. Our analysis shows that the OBBB Act did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2026 and is not expected to have a material impact on our consolidated financial statements for the year ending December 31, 2026. We will continue to monitor regulatory guidance and interpretations as they are issued.

16. Equity-Based Compensation

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

During the nine months ended September 30, 2026 and 2025, we granted to certain employees 0.4 million and 0.7 million RSUs, respectively, at a weighted average grant date fair value of $6.25 per RSU and $54.68 per RSU, respectively. RSUs granted to employees during the nine months ended September 30, 2026 vest over two years on a quarterly basis, subject to the employee’s continued employment through the applicable vesting date. RSUs

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

granted to employees during the nine months ended September 30, 2025 vest over three years, with one-third vesting on the first anniversary of the grant date and the remaining portion vesting on a quarterly basis thereafter, subject to the employee’s continued employment through the applicable vesting date.

During the nine months ended September 30, 2026 and 2025, we granted to certain directors 0.3 million and less than 0.1 million RSUs, respectively, at a weighted average grant date fair value of $7.30 per RSU and $30.40 per RSU, respectively. RSUs granted to directors fully vest on the earlier of (i) one day prior to the date of our first annual meeting of stockholders following the grant date and (ii) the one-year anniversary of the grant date, subject to the director’s continued service on our Board.

During the nine months ended September 30, 2026 and 2025, we granted to certain consultants less than 0.1 million RSUs at a weighted average grant date fair value of $5.90 per RSU and $56.22 per RSU, respectively. RSUs granted to consultants either fully vest on the first anniversary of the grant date or in equal annual installments over three years, in each case subject to the consultant’s continued service through the applicable vesting date.

As of September 30, 2026 and December 31, 2025, 0.4 million forfeited RSUs, previously held by certain former executives prior to their departure, were subject to reissuance and immediate vesting in the event of a Change in Control (as defined in the Incentive Award Plan) occurring within 12 months of their respective separation dates.

The following tables summarize the total activity for RSUs during the nine months ended September 30, 2026 and 2025 (in thousands, except per RSU data):

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2025	1,702	$22.81
Granted	673	6.70
Forfeited	(104)	41.11
Vested	(834)	22.25
Unvested at September 30, 2026	1,437	$14.26

	RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested at December 31, 2024	590	$112.24
Granted	718	53.12
Forfeited	(51)	75.34
Vested	(296)	115.26
Unvested at September 30, 2025	961	$69.10

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

As of September 30, 2026 and December 31, 2025, less than 0.1 million forfeited stock options, previously held by certain former executives prior to their departure, were subject to reissuance and immediate vesting in the event of a Change in Control (as defined in the Incentive Award Plan) occurring within 12 months of their respective separation dates.

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following tables summarize the total activity for stock options during the nine months ended September 30, 2026 and 2025 (in thousands, except price per stock option data):

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	389	$162.97	6.6	$—
Forfeited	(1)	143.40
Outstanding at September 30, 2026	388	$163.02	5.9	$—
Vested and exercisable at September 30, 2026	388	$163.02

	Stock Options	Weighted Average Exercise Price Per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	405	$162.20	7.7	$—
Forfeited	(1)	143.40
Outstanding at September 30, 2025	404	$162.26	6.9	$—
Vested and exercisable at September 30, 2025	383	$155.52

The weighted average grant date fair value for stock options outstanding during the nine months ended September 30, 2026 and 2025 was $68.89 and $68.77, respectively. The weighted average grant date fair value for stock options forfeited during the nine months ended September 30, 2026 and 2025 was $65.98 and $67.08, respectively. The weighted average grant date fair value for stock options vested during the nine months ended September 30, 2026 and 2025 was $68.89 and $70.08, respectively. No stock options were granted, exercised, expired, or cancelled during the nine months ended September 30, 2026 and 2025.

Equity-Based Compensation Expense

During the three and nine months ended September 30, 2026, equity-based compensation expense related to RSUs was $4.7 million and $13.5 million, respectively, compared to $10.2 million and $29.4 million during the three and nine months ended September 30, 2025, respectively. Unrecognized equity-based compensation expense related to unvested RSUs as of September 30, 2026 was $18.6 million, which is expected to be recognized over a weighted average period of less than one year.

During the three and nine months ended September 30, 2026, equity-based compensation expense related to stock options was zero and $0.4 million, respectively, compared to $1.5 million and $5.2 million during the three and nine months ended September 30, 2025, respectively. There was no unrecognized equity-based compensation expense related to unvested stock options as of September 30, 2026.

During the three and nine months ended September 30, 2026, equity-based compensation expense related to the ESPP was $0.1 million. Unrecognized equity-based compensation expense related to the ESPP as of September 30, 2026 was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year. There was no equity-based compensation expense related to the ESPP during the three and nine months ended September 30, 2025.

Equity-based compensation expense for the three and nine months ended September 30, 2026 excludes capitalized development costs of $0.1 million and $0.3 million, respectively. Equity-based compensation expense for the three

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

and nine months ended September 30, 2025 excludes capitalized development costs of $0.1 million and $0.5 million, respectively.

17. Earnings per Share

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

In connection with the Corporate Simplification, all of the Intermediate Units previously held by Hoya Topco (and corresponding shares of Class B common stock) were exchanged for an equal number of shares of Class A common stock on October 31, 2025. As a result, our redeemable noncontrolling interests were extinguished and Hoya Intermediate is now a wholly owned subsidiary of VSI. See Note 1, Background and Basis of Presentation, for more information. During the three and nine months ended September 30, 2025, Hoya Topco’s weighted average ownership of Intermediate Units was 37.0% and 36.9%, respectively, Hoya Intermediate’s net loss was $30.2 million and $376.2 million, respectively, and the net loss attributable to Hoya Topco’s redeemable noncontrolling interests was $11.2 million and $138.7 million, respectively.

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

Vivid Seats INC.

NOTES to the CONDENSED Consolidated Financial Statements

(UNAUDITED)

The following table presents the computation of basic and diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator—basic
Net loss	$(17,384)	$(19,713)	$(46,336)	$(292,828)
Less: net loss attributable to redeemable noncontrolling interests	—	11,187	—	138,685
Net loss attributable to Class A common stockholders—basic	(17,384)	(8,526)	(46,336)	(154,143)
Denominator—basic
Weighted average Class A common stock outstanding—basic	11,291,673	6,490,954	11,053,949	6,553,724
Net loss per Class A common stock—basic	$(1.54)	$(1.31)	$(4.19)	$(23.52)

Numerator—diluted
Net loss attributable to Class A common stockholders—basic	$(17,384)	$(8,526)	$(46,336)	$(154,143)
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	—	(11,187)	—	(138,685)
Net loss attributable to Class A common stockholders—diluted	(17,384)	(19,713)	(46,336)	(292,828)
Denominator—diluted
Weighted average Class A common stock outstanding—basic	11,291,673	6,490,954	11,053,949	6,553,724
Weighted average effect of dilutive securities:
Redeemable noncontrolling interests	—	3,811,250	—	3,811,250
Weighted average Class A common stock outstanding—diluted	11,291,673	10,302,204	11,053,949	10,364,974
Net loss per Class A common stock—diluted	$(1.54)	$(1.91)	$(4.19)	$(28.25)

Potential shares of Class A common stock are excluded from the computation of diluted net loss per share of Class A common stock if their effect would have been anti-dilutive for the three and nine months ended September 30, 2026 and 2025 or if the issuance of shares is contingent upon events that did not occur by the end of the three and nine months ended September 30, 2026 and 2025.

The following table presents the number of shares of common stock issuable under securities that were excluded from the computation of diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2026 and 2025 and could potentially dilute earnings per share in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	380,076	961,136	372,849	57,773
Stock Options	388,181	403,777	388,181	403,777
Public Warrants	338,342	338,342	338,342	338,342
Private Warrants	325,989	325,989	325,989	325,989
Exercise Warrants	1,700,000	1,700,000	1,700,000	1,700,000
Intermediate Warrants	—	200,000	—	200,000
Amended Intermediate Warrants	200,000	—	200,000	—

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

The following table summarizes our Marketplace Gross Order Value (“Marketplace GOV”), revenues, net loss, and adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketplace GOV*	$623,988	$618,139	$1,895,713	$2,123,986
Revenues	126,889	136,373	382,533	443,962
Net loss	(17,384)	(19,713)	(46,336)	(292,828)
Adjusted EBITDA*	$8,865	$4,905	$30,943	$40,982

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

During the three and nine months ended September 30, 2026, we continued to incur compensation expenses related to severance-related payments made to terminated employees as a result of a reduction in employee headcount in connection with the cost reduction program and the departure of certain members of our leadership team.

Key Business Metrics & Non-U.S. GAAP Financial Measure

We use the following key business metrics and non-U.S. GAAP financial measure to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe this information is useful to investors and others in understanding and evaluating our results of operations in the same manner as management.

The following table summarizes our key business metrics and non-U.S. GAAP financial measure for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketplace GOV(1)	$623,988	$618,139	$1,895,713	$2,123,986
Marketplace orders(2)	1,876	2,101	5,417	6,570
Resale orders(3)	97	115	263	317
Adjusted EBITDA(4)	$8,865	$4,905	$30,943	$40,982
(1)
Marketplace GOV represents the total transactional amount of Marketplace orders processed on our online platform during a period, inclusive of fees, exclusive of taxes, and net of event cancellations. During the three and nine months ended September 30, 2026, event cancellations negatively impacted Marketplace GOV by $10.2 million and $35.6 million, respectively, compared to $11.4 million and $47.2 million during the three and nine months ended September 30, 2025, respectively.
(2)
Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. During the three and nine months ended September 30, 2026, our Marketplace segment experienced 34,221 and 94,422 event cancellations, respectively, compared to 39,414 and 129,612 event cancellations during the three and nine months ended September 30, 2025, respectively.
(3)
Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. During the three and nine months ended September 30, 2026, our Resale segment experienced 1,071 and 2,143 event cancellations, respectively, compared to 1,598 and 3,759 event cancellations during the three and nine months ended September 30, 2025, respectively.
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
•
The length and team composition of sports playoff series and championship games; and
•
Event cancellations.

Marketplace GOV increased by $5.8 million, or 1%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase resulted primarily from an increase in average order size (which increase was primarily driven by the 2026 FIFA World Cup, whose unique North American hosting created an extraordinary demand environment not expected to recur in future periods, and is not necessarily indicative of the underlying run rate of our business). Marketplace GOV decreased by $228.3 million, or 11%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease resulted primarily from a decrease in Marketplace orders partly offset by an increase in average order size for sports (which increase was primarily driven by the 2026 FIFA World Cup).

Marketplace Orders

Marketplace orders represent the total volume of Marketplace segment transactions processed on our online platform during a period, net of event cancellations. A Marketplace order can include one or more tickets, hotel rooms, or parking passes. Marketplace orders allow us to monitor transaction volume and better identify trends within our Marketplace segment.

Marketplace orders decreased by 0.2 million, or 11%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by 1.2 million, or 18%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from lower activity in our Marketplace segment.

Resale Orders

Resale orders represent the total volume of Resale segment transactions processed on a given platform (including our own) during a period, net of event cancellations. A Resale order can include one or more tickets or parking passes. Resale orders allow us to monitor transaction volume and better identify trends within our Resale segment.

Resale orders decreased by less than 0.1 million, or 16%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by 0.1 million, or 17%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from lower activity in our Resale segment.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(17,384)	$(19,713)	$(46,336)	$(292,828)
Adjustments to reconcile net loss to adjusted EBITDA:
Income tax expense (benefit)	(150)	(9,231)	(428)	70,089
Interest expense – net	7,128	6,111	19,114	17,410
Depreciation and amortization	12,309	13,723	36,935	37,689
Sales tax liability(1)	352	500	793	(860)
Transaction costs(2)	1,863	935	2,793	8,816
Equity-based compensation(3)	4,634	11,483	13,719	33,886
Litigation, settlements, and related costs(4)	893	228	2,729	933
Loss on asset disposals(5)	248	184	334	380
Change in fair value of derivative asset(6)	135	268	473	841
Foreign currency loss (gain) – net(7)	(1,342)	1,211	393	(2,363)
Severance compensation(8)	179	685	424	1,239
Change in fair value of Intermediate Warrants(9)	—	(864)	—	(5,713)
Loss on extinguishment of debt(10)	—	—	—	801
Adjustment of liabilities under TRA(11)	—	(615)	—	(149,787)
Impairment charges(12)	—	—	—	320,449
Adjusted EBITDA	$8,865	$4,905	$30,943	$40,982
(1)
During the three and nine months ended September 30, 2026 and 2025, we accrued for additional uncollected indirect tax liabilities in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer. We also received abatements and recognized other reductions to the balance of the liability related to uncollected indirect taxes (including sales taxes).
(2)
Consists of legal, accounting, tax, and other professional fees, integration costs, and other transaction-related expenses, none of which are considered indicative of our core operating performance. Costs in the three and nine months ended September 30, 2026 primarily related to various strategic transactions and investments, as well as the write-off of unamortized deferred third-party fees incurred in connection with the 2022 Revolving Facility (as defined herein). Costs in three and nine months ended September 30, 2025 primarily related to the February 2025 refinancing of the 2024 First Lien Loan (as defined herein), repurchases of Class A common stock, a 1-for-20 reverse stock split of our Class A common stock that was effected on August 5, 2025, and various strategic transactions and investments.
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

Key Factors Affecting Our Performance

During the nine months ended September 30, 2026, there were no material changes to the “Key Factors Affecting Our Performance” discussed in our 2025 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Results of Operations

Comparison of the Three and Six Months Ended September 30, 2026 and 2025

The following table presents our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenues	$126,889	$136,373	$(9,484)	(7)%	$382,533	$443,962	$(61,429)	(14)%
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	41,442	44,340	(2,898)	(7)%	119,279	131,294	(12,015)	(9)%
Marketing and selling	50,008	55,973	(5,965)	(11)%	152,712	173,885	(21,173)	(12)%
General and administrative	34,426	45,183	(10,757)	(24)%	100,132	139,537	(39,405)	(28)%
Depreciation and amortization	12,309	13,723	(1,414)	(10)%	36,935	37,689	(754)	(2)%
Impairment charges	—	—	—	100%	—	320,449	(320,449)	(100)%
Total costs and expenses	138,185	159,219	(21,034)	(13)%	409,058	802,854	(393,796)	(49)%
Loss from operations	(11,296)	(22,846)	11,550	51%	(26,525)	(358,892)	332,367	93%
Interest expense – net	7,128	6,111	1,017	17%	19,114	17,410	1,704	10%
Other expense (income) – net	(890)	(13)	(877)	(6,746)%	1,125	(154,364)	155,489	101%
Loss on extinguishment of debt	—	—	—	100%	—	801	(801)	(100)%
Loss before income taxes	(17,534)	(28,944)	11,410	39%	(46,764)	(222,739)	175,975	79%
Income tax expense (benefit)	(150)	(9,231)	9,081	98%	(428)	70,089	(70,517)	(101)%
Net loss	(17,384)	(19,713)	2,329	12%	(46,336)	(292,828)	246,492	84%
Net loss attributable to redeemable noncontrolling interests	—	(11,187)	11,187	100%	—	(138,685)	138,685	100%
Net loss attributable to Class A common stockholders	$(17,384)	$(8,526)	$(8,858)	(104)%	$(46,336)	$(154,143)	$107,807	70%

Revenues

Total Revenues

The following table presents total revenues by segment for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Marketplace revenues	$98,214	$104,807	$(6,593)	(6)%	$299,689	$353,025	$(53,336)	(15)%
Resale revenues	28,675	31,566	(2,891)	(9)%	82,844	90,937	(8,093)	(9)%
Total revenues	$126,889	$136,373	$(9,484)	(7)%	$382,533	$443,962	$(61,429)	(14)%

Total revenues decreased by $9.5 million, or 7%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $61.4 million, or 14%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from a decrease in Marketplace revenues.

Marketplace Revenues

The following table presents Marketplace revenues by event category for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Concert revenues	$39,158	$43,072	$(3,914)	(9)%	$125,152	$151,812	$(26,660)	(18)%
Sport revenues	37,557	33,900	3,657	11%	108,821	108,316	505	0%
Theater revenues	17,196	22,439	(5,243)	(23)%	53,243	77,716	(24,473)	(31)%
Other revenues	4,303	5,396	(1,093)	(20)%	12,473	15,181	(2,708)	(18)%
Marketplace revenues	$98,214	$104,807	$(6,593)	(6)%	$299,689	$353,025	$(53,336)	(15)%

Marketplace revenues decreased by $6.6 million, or 6%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily as a result of lower Marketplace orders partly offset by an increase in average order size predominantly attributable to the 2026 FIFA World Cup. Marketplace revenues decreased by $53.3 million, or 15%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease resulted primarily from, and was relatively consistent with, the 18% decrease in Marketplace orders during the same period.

Marketplace cancellation charges, which generally have a negative impact on Marketplace revenues, represented a reduction to Marketplace revenues of $3.3 million and $13.0 million during the three and nine months ended September 30, 2026, respectively, compared to a reduction to Marketplace revenues of $1.5 million and $11.0 million during the three and nine months ended September 30, 2025, respectively. The increases resulted primarily from lower Marketplace revenues recognized from customer credit breakage.

The following table presents Marketplace revenues by business model for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Owned Properties revenues	$88,062	$96,582	$(8,520)	(9)%	$270,495	$303,253	$(32,758)	(11)%
Private Label Offering revenues	10,152	8,225	1,927	23%	29,194	49,772	(20,578)	(41)%
Marketplace revenues	$98,214	$104,807	$(6,593)	(6)%	$299,689	$353,025	$(53,336)	(15)%

The decrease in Owned Properties revenues during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 resulted primarily from a decrease in order volume. The increase in Private Label Offering revenues during the three months ended September 30, 2026 resulted primarily from an increase in order volume, while the decrease in Private Label Offering revenue during the nine months ended September 30, 2026 resulted primarily from a decrease in order volume and the loss of a significant Private Label Offering distribution partner.

We also earn Marketplace revenues in the form of referral fees charged to third-party insurance providers in exchange for offering event insurance to ticket buyers. Marketplace revenues earned from referral fees were $2.7 million and $9.6 million during the three and nine months ended September 30, 2026, respectively, compared to $3.6 million and $13.9 million during the three and nine months ended September 30, 2025, respectively. The decreases resulted primarily from a decrease in Marketplace orders and a decline in the insurance attachment rate to orders.

Resale Revenues

Resale revenues decreased by $2.9 million, or 9%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $8.1 million, or 9%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from a decrease in Resale orders partly offset by higher Resale revenues per Resale order.

Resale cancellation charges, which generally have a negative impact on Resale revenues, represented a reduction to Resale revenues of $0.4 million during the three months ended September 30, 2026, which was relatively consistent with the reduction to Resale revenues of $0.3 million during the three months ended September 30, 2025. Resale cancellation charges represented a reduction to Resale revenues of $1.2 million during the nine months ended September 30, 2026, compared to a reduction to Resale revenues of $1.5 million during the nine months ended September 30, 2025. The decrease resulted primarily from a decrease in Resale orders.

Cost of Revenues

Total Cost of Revenues

The following table presents total cost of revenues by segment for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Marketplace cost of revenues	$17,387	$16,769	$618	4%	$51,449	$55,930	$(4,481)	(8)%
Resale cost of revenues	24,055	27,571	(3,516)	(13)%	67,830	75,364	(7,534)	(10)%
Total cost of revenues	$41,442	$44,340	$(2,898)	(7)%	$119,279	$131,294	$(12,015)	(9)%

Total cost of revenues decreased by $2.9 million, or 7%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $12.0 million, or 9%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from a decrease in Resale cost of revenues.

Marketplace Cost of Revenues

Marketplace cost of revenues increased by $0.6 million, or 4%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, which was relatively consistent with the 1% increase in Marketplace GOV during the same period. Marketplace cost of revenues decreased by $4.5 million, or 8%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease, which was primarily due to a decrease in Marketplace orders, was relatively consistent with the 11% decrease in Marketplace GOV during the same period.

Resale Cost of Revenues

Resale cost of revenues decreased by $3.5 million, or 13%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $7.5 million, or 10%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases, which were primarily due to a decrease in Resale orders, were relatively consistent with the 9% decrease in Resale revenues during the same respective periods.

Marketing and Selling

Total Marketing and Selling

The following table presents total marketing and selling expenses, which relate entirely to our Marketplace segment, by advertising category for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Online advertising	$48,117	$52,013	$(3,896)	(7)%	$145,541	$159,842	$(14,301)	(9)%
Offline advertising	1,891	3,960	(2,069)	(52)%	7,171	14,043	(6,872)	(49)%
Total marketing and selling	$50,008	$55,973	$(5,965)	(11)%	$152,712	$173,885	$(21,173)	(12)%

Total marketing and selling expenses decreased by $6.0 million, or 11%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $21.2 million, or 12%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Marketing and selling expenses largely relate to Owned Properties, and the decreases were relatively consistent with the 9% and 11% decreases in Owned Properties revenues during the same respective periods.

Online Advertising

Online advertising costs decreased by $3.9 million, or 7%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $14.3 million, or 9%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases were relatively consistent with the 9% and 11% decreases in Owned Properties revenues during the same period.

Offline Advertising

Offline advertising costs decreased by $2.1 million, or 52%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $6.9 million, or 49%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from lower spending in traditional brand marketing channels.

Contribution Margin

Total Contribution Margin

The following table presents total contribution margin by segment for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Marketplace contribution margin	$30,819	$32,065	$(1,246)	(4)%	$95,528	$123,210	$(27,682)	(22)%
Resale contribution margin	4,620	3,995	625	16%	15,014	15,573	(559)	(4)%
Total contribution margin	$35,439	$36,060	$(621)	(2)%	$110,542	$138,783	$(28,241)	(20)%

Total contribution margin decreased by $0.6 million, or 2%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $28.2 million, or 20%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from a decrease in Marketplace contribution margin.

Marketplace Contribution Margin

Marketplace contribution margin decreased by $1.2 million, or 4%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $27.7 million, or 22%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from a decrease in Marketplace orders and revenues.

Resale Contribution Margin

Resale contribution margin increased by $0.6 million, or 16%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily as a result of increased margins in certain Resale event categories. Resale contribution margin decreased by $0.6 million, or 4%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by a decrease in Resale orders and reduced margins for certain Resale event categories.

General and Administrative

Total General and Administrative

The following table presents total general and administrative expenses by category for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Personnel expenses	$21,249	$32,082	$(10,833)	(34)%	$63,804	$99,413	$(35,609)	(36)%
Non-income tax expense	550	742	(192)	(26)%	1,569	279	1,290	462%
Other general and administrative	12,627	12,359	268	2%	34,759	39,845	(5,086)	(13)%
Total general and administrative	$34,426	$45,183	$(10,757)	(24)%	$100,132	$139,537	$(39,405)	(28)%

Total general and administrative expenses decreased by $10.8 million, or 24%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $39.4 million, or 28%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from a decrease in personnel expenses due to lower equity-based compensation expenses as well as a reduction in employee headcount as part of our strategic cost reduction program, for which we incurred general and administrative expenses of $0.2 million and $0.4 million related to severance compensation during the three and nine months ended September 30, 2026, respectively.

Personnel Expenses

Personnel expenses decreased by $10.8 million, or 34%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $35.6 million, or 36%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decreases resulted primarily from a decrease in equity-based compensation expenses and other personnel cost savings associated with the reduction in employee headcount under our strategic cost reduction program, for which we incurred personnel expenses of $0.2 million and $0.4 million related to severance compensation during the three and nine months ended September 30, 2026, respectively.

Non-Income Tax Expense

Non-income tax expense decreased by $0.2 million, or 26%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease resulted primarily from a decrease in the amount of value-added taxes owed in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer. Non-income tax expense increased by $1.3 million, or 462%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase resulted primarily from accruing for additional uncollected indirect tax liabilities in jurisdictions where we believed it was probable we should remit payment to U.S. and foreign governmental tax authorities before all required amounts are collected from the customer.

Other General and Administrative

Other general and administrative expenses increased by $0.3 million, or 2%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase resulted primarily from an increase in professional service fees. Other general and administrative expenses decreased by $5.1 million, or 13%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease resulted primarily from a decrease in professional service fees.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $1.4 million, or 10%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and decreased by $0.8 million, or 2%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The decreases resulted primarily from a decrease in amortization related to capitalized development activities for our online platform.

Impairment Charges

Impairment charges decreased by $320.4 million, or 100%, during the during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease resulted entirely from the effects of declines in our financial performance, near-term outlook, and Class A common stock price, among other factors, during the nine months ended September 30, 2025 that resulted in a reduction of the fair values of our goodwill and certain indefinite-lived intangible assets. There were no impairment charges incurred during the three months ended September 30, 2026 and 2025.

Interest Expense – Net

Interest expense – net increased by $1.0 million, or 17%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and increased by $1.7 million, or 10%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increases resulted primarily from lower interest income earned on our cash balances.

Other Expense (Income) – Net

Other income – net increased by $0.9 million, or 6746%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase resulted primarily from net gains resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies. Other expense – net increased by $155.5 million, or 101%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase resulted primarily from net losses resulting from the impact of exchange rate changes on transactions denominated in non-functional currencies, unrealized gains related to the fair value remeasurement of the Intermediate Warrants no longer being recognized during the nine months ended September 30, 2026 due to the fact that they were reclassified from liability instruments to equity instruments in connection with the Corporate Simplification, and income related to the remeasurement of the TRA liability no longer being recognized during the nine months ended September 30, 2026 due to the fact that the TRA was terminated in connection with the Corporate Simplification.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased by $0.8 million, or 100%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease resulted entirely from the February 2025 refinancing of the 2024 First Lien Loan with the 2025 First Lien Loan (each as defined herein). There was no loss on extinguishment of debt incurred during the three months ended September 30, 2026 and 2025.

Income Tax Benefit

Income tax benefit decreased by $9.1 million, or 98%, and increased by $70.5 million, or 101%, during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily due to a reversal of an uncertain tax position during the three months ended September 30, 2025 and the recognition of a valuation allowance during the nine months ended September 30, 2025.

Liquidity & Capital Resources

We have historically financed our operations primarily through cash generated from operations. Our primary short-term requirements for liquidity and capital are to fund general working capital, capital expenditures, and debt service requirements. Our primary long-term liquidity needs are related to debt repayment and potential acquisitions.

Our primary source of funds is cash generated from operations. Our existing cash and cash equivalents are sufficient to fund our liquidity needs for the next 12 months and thereafter for the foreseeable future. As of September 30, 2026, we had $44.8 million of cash and cash equivalents, which consists of interest-bearing deposit accounts, money market accounts managed by financial institutions, and highly liquid investments with maturities of three months or less. During the nine months ended September 30, 2026, we generated negative cash flows from operating activities, primarily due to a loss from operations and a decrease in accounts payable.

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

2025 First Lien Loan

On February 5, 2025, we refinanced the outstanding balance of the 2024 First Lien Loan with a $393.0 million term loan with a maturity date of February 3, 2029 (the “2025 First Lien Loan”). The 2025 First Lien Loan, which requires quarterly principal payments of $1.0 million, carries an interest rate of SOFR (subject to a 0.5% floor) plus a margin of 2.25%; provided that such margin may be reduced to 2.00% if the corporate rating assigned to us by Moody’s Investors Service, Inc. and S&P Global Ratings is at least Ba3/BB- (in each case, stable or better). All obligations under the 2025 First Lien Loan are unconditionally guaranteed by Hoya Intermediate and, subject to certain exceptions provided for therein, substantially all of Hoya Intermediate’s direct and indirect wholly owned domestic subsidiaries. All obligations under the 2025 First Lien Loan are secured, subject to certain permitted liens and other exceptions, by first-priority perfected security interests in substantially all of our and such guarantors’ assets.

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

Outstanding Debt

As of September 30, 2026, we had the 2025 First Lien Loan outstanding and we had no outstanding borrowings under the 2026 Revolving Facility (and availability thereunder was reduced by $25.0 million due to outstanding letters of credit).

Share Repurchase Program

In February 2024, our Board of Directors (our “Board”) authorized a share repurchase program for up to $100.0 million of Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program was publicly announced in March 2024, does not have a fixed expiration date, and does not obligate us to purchase any minimum number of shares.

During the three and nine months ended September 30, 2025, we repurchased 0.1 million and 0.4 million shares of Class A common stock, respectively, under the Share Repurchase Program, for which we paid $2.1 million and $18.1 million, respectively, and incurred commissions and excise taxes of $0.1 million and $0.2 million, respectively. As of December 31, 2025, we recognized a liability of $0.1 million for unpaid excise taxes related to repurchases of Class A common stock. We did not repurchase any shares of Class A common stock under the Share Repurchase Program during the three and nine months ended September 30, 2026, nor did we recognize a liability for unpaid excise taxes related to repurchases of Class A common stock as of September 30, 2026.

Cumulatively as of September 30, 2026, we repurchased 0.6 million shares of Class A common stock under the Share Repurchase Program, for which we paid $40.9 million and incurred commissions and excise taxes of $0.4 million. As of September 30, 2026, $59.1 million remained available for future repurchases under the Share Repurchase Program.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(32,045)	$(53,396)
Net cash used in investing activities	(9,512)	(16,262)
Net cash used in financing activities	(15,959)	(29,465)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026 was $32.0 million, which was primarily related to a net loss of $46.3 million, net non-cash charges of $54.1 million, and net cash outflows from a $39.8 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a decrease in Accounts payable resulting from a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV, as well as the timing of disbursements, including those related to 2026 FIFA World Cup order volume.

Net cash used in operating activities during the nine months ended September 30, 2025 was $53.4 million, which was primarily related to a net loss of $292.8 million, net non-cash charges of $317.4 million, and net cash outflows from a $78.0 million change in operating assets and liabilities. The net cash outflows from the change in operating assets and liabilities were primarily due to a decrease in Accounts payable resulting from a decrease in amounts payable to ticket sellers as a result of lower Marketplace GOV and a decrease in Accrued expenses and other current liabilities as a result of lower Marketplace GOV, as well as the timing of disbursements.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 and 2025 was $9.5 million and $16.3 million, respectively, which was primarily related to capital spending on development activities for our online platform in both periods.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026 was $16.0 million, which was primarily related to payments of third-party fees incurred in relation to the 2026 Revolving Facility, quarterly principal payments for the 2025 First Lien Loan, and payments toward a domain name that was acquired in 2024.

Net cash used in financing activities during the nine months ended September 30, 2025 was $29.5 million, which was primarily related to repurchases of Class A common stock under the Share Repurchase Program and the payment of liabilities under the TRA.

Critical Accounting Policies & Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions. The estimates and assumptions associated with revenue recognition, equity-based compensation, warrants and earnouts, recoverability of our goodwill, indefinite-lived intangible assets, definite-lived intangible assets, long-lived assets, and valuation allowances have the greatest potential impact on our unaudited condensed consolidated financial statements. Accordingly, these are the policies that are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial statements. For a description of our critical accounting policies and estimates, see our 2025 Form 10-K. During the three and nine months ended September 30, 2026, there were no material changes to the critical accounting policies disclosed in our 2025 Form 10-K.

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

The fair value of goodwill in the quantitative impairment tests performed as of June 30, 2025 and October 31, 2025 was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis were (i) long-term projections of our financial performance and (ii) the weighted average cost of capital of market participants, adjusted for the risk attributable to our business and industry. The principal assumption used in the market approach was an estimate of a market-based multiple to determine estimated fair value. The fair value estimates used in our assessment were based on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic and competitive environments. There can be no assurance that the estimates and assumptions used at the time of our annual assessment will not change over time. If near-term profitability trends, or our long-term profitability outlook, decline below our expectations, it is possible that an interim assessment, or a future annual assessment, could result in an additional impairment of our goodwill.

During the nine months ended September 30, 2026, there were no changes in the accumulated impairment charges related to our goodwill.

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

The fair value of certain indefinite-lived trademarks in the quantitative impairment tests performed as of June 30, 2025 and October 31, 2025 was determined using the relief-from-royalty method, a detailed valuation methodology that involves the application of reasonable royalty rates to a net sales stream using the discounted cash flow method. The principal assumptions used in our discounted cash flow analysis were (i) long-term projections of our revenue and other financial information, (ii) weighted average cost of capital of market participants, adjusted for the risk attributable to our business and industry, and (iii) market royalty rates. The fair value estimates used in our assessment were based on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic and competitive environments. There can be no assurance that the estimates and assumptions used at the time of our annual assessment will not change over time. If near-term profitability trends, or our long-term profitability outlook, decline below our expectations, it is possible that an interim assessment, or a future annual assessment, could result in an additional impairment of our indefinite-lived intangible assets.

During the nine months ended September 30, 2026, there were no changes in the accumulated impairment charges related to our indefinite-lived intangible assets.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any such controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive and financial officers concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may be adversely affected by adverse changes in our relationships with ticket buyers and sellers, as well as partners and vendors.
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

Risks Related to Our Indebtedness & Liquidity

•
Our credit facilities impose restrictions that limit management’s discretion in operating our business, which could impair our ability to satisfy our debt obligations.
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

We may be adversely affected by adverse changes in our relationships with ticket buyers and sellers, as well as partners and vendors.

Our business depends on developing and maintaining deep and longstanding relationships with the parties that use our platform to buy and sell tickets, including ticket buyers and sellers, as well as partners and vendors. Any failure to do so on acceptable terms, or at all, could adversely affect our business, financial condition, and results of operations. For example, the loss of a significant Private Label Offering distribution partner in 2025 adversely affected both our Private Label Offering and total Marketplace order volumes and revenues. Uncertainty about our financial condition or liquidity outlook can also cause buyers, sellers, partners, and vendors, as applicable, to: reduce or cease their activity on our platform; demand more favorable commercial terms, including with respect to payment and pricing; or impose minimum cash balance, capital reserve, or other credit support requirements.

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

We operate in an increasingly competitive industry and face significant and continuous competition from other national, regional, local, and international primary and secondary ticketing service providers to acquire and retain ticket buyers, sellers, and partners. We also compete with other professional ticket resellers in our Resale segment, as well as with providers of other avenues for entertainment, including restaurants, movies, and television, for the discretionary spending of consumers. This competition has and could continue to lead to decreased sale volumes and/or profit margins, which would adversely affect our business, financial condition, and results of operations.

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

Our strategy has involved, and our future growth may continue to depend in part on, our selective acquisition of complementary businesses. For example, we acquired Wavedash and Vegas.com in 2023. However, we may be unable to identify suitable acquisition targets or make acquisitions at favorable prices in the future. Even if we identify a suitable acquisition target, our ability to successfully complete an acquisition depends on a variety of factors, which may include our ability to obtain financing on acceptable terms and requisite government approvals. Additionally, even if we complete an acquisition, our ability to successfully integrate the acquired business and realize the expected benefits of the acquisition is subject to additional risks and uncertainties. Further, our credit facilities restrict our ability to make certain acquisitions. In connection with any future acquisition, we may take actions that could adversely affect our business, including: using a significant portion of our available cash; issuing equity securities, which would dilute the ownership and voting power of our existing stockholders; incurring substantial debt; incurring or assuming contingent liabilities, known or unknown; and incurring large accounting write-offs, impairments, or amortization expenses.

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

We may also have difficulty expanding our business internationally because of the difficulties associated with obtaining local ticket supply and/or limited brand recognition, which could delay or limit the acceptance of our services by ticket buyers, sellers, and partners in new markets and increase marketing and other costs associated with establishing our brand. If we are unable to successfully expand internationally or manage the risks associated therewith, our business, financial condition, and results of operations could be adversely affected.

Our financial performance in certain periods may not be indicative of, or comparable to, our financial performance in other periods due to seasonality and other factors.

Our financial results and cash needs vary from period to period depending on, among other things: the number, location, venue type, and timing of certain live events; the popularity of and demand for certain artists, sports teams, tours, and events; artists’ decisions about when and where to perform; sports teams’ performances, and the length and team composition of playoff series and championship games; event cancellations; weather, seasonal, and other fluctuations in our operating results; the timing of guaranteed payments, investments, acquisitions, and financing activities; competitive dynamics; and the timing of disbursements of accounts payable to ticket sellers and partners (which timing, during periods of constrained liquidity, could materially increase our cash needs).

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

Our success depends upon the continued service of our senior management team and key technical employees, as well as our ability to continue to identify, attract, hire, integrate, develop, motivate, and retain highly skilled personnel for all areas of our organization. Each of our executive officers, key technical employees, and other personnel could terminate their relationship with us at any time. Uncertainty about our financial condition and compensation flexibility could make it more difficult to retain these personnel. The loss of any member of our senior management team or key personnel could significantly delay or prevent the achievement of our business objectives and/or negatively impact our business and relationships. As such, effective succession planning and the execution of smooth personnel transitions is important to our long-term success. If we fail to effectively manage our hiring needs and execute smooth personnel transitions, our business may be adversely affected.

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

As of September 30, 2026, the balance of our (i) goodwill (net of accumulated impairment charges and foreign currency translation adjustments) was $283.9 million, which represented 49.7% of our total assets, and (ii) trademarks (net of accumulated impairment charges and foreign currency translation adjustments) was $48.1 million, which represented 8.4% of our total assets. Due to market volatility, economic uncertainty, and inflationary concerns, there can be no assurance that our goodwill and/or indefinite-lived intangible assets will not be impaired again in the future. Impairment may result from, among other things, a significant decline in our expected cash flows, an adverse change in general economic conditions, and slower growth rates in our industry. Any such future impairment could adversely affect our financial condition.

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

From time to time, our personnel use generative AI technologies in the course of their work. We also use AI technologies in certain of our products. The disclosure and use of personal and/or confidential data in generative AI technologies, and the development and use of such technologies, present various privacy and data security risks and are subject to an increasing number of laws and regulations. Several jurisdictions, including in the United States and Europe, have enacted laws and regulations governing the development and use of AI, such as the EU’s AI Act, Colorado’s Artificial Intelligence Act, and the CCPA’s automated decision-making regulations, and we expect other jurisdictions will adopt similar laws. Certain consumer rights extended by privacy laws (e.g., the right to delete certain personal data and regulate automated decision-making) may also be incompatible with the use of AI technologies. Further, countries and states are applying their data and consumer protection laws to AI technologies, including generative AI and AI-enabled ‘chatbots.’ As a result, our use of these technologies could result in additional compliance costs, lawsuits, and regulatory actions. However, our inability to use these technologies, or limitations on such use, could result in a competitive disadvantage.

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

However, despite these efforts, there can be no assurance that our strategies to protect our IP rights will prevent the unauthorized use, infringement, misappropriation, dilution, or other violations thereof, particularly in foreign countries where laws may not protect such rights as fully as they do in the United States. A third party may also lawfully develop products or services substantially similar to ours. A failure to protect our IP rights in a meaningful manner, or challenges to our related contractual rights, could result in the erosion of our brand names or other IP, which could adversely affect our business, financial condition, and results of operations. Litigation may be necessary to enforce our IP rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of the outcome or merit thereof, could result in substantial costs and divert the attention of management and other key technical resources, either of which could adversely affect our business, financial condition, and results of operations.

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

We rely on third-party providers to support our payment methods, as ticket buyers primarily use credit or debit cards to purchase tickets on our marketplace. Nearly all our revenue to date has been associated with payments processed through a single provider, which relies on banks and payment card networks to process transactions. If this payment processing provider or any of its vendors do not interoperate efficiently with our platform or if it or any of its vendors suffer any failure or experience a security incident, our payments systems and business could be adversely affected. Further, if this payment processing provider does not perform adequately, determines that certain types of transactions are prohibited, uses technology that does not interoperate efficiently with our platform, or increases its fees, or if our relationship with it (or with the banks or payment card networks on which it relies) were to terminate or be suspended unexpectedly, our operating costs could increase, our margins could decrease, and ticket buyers may find our platform more difficult to use and, as a result, use our platform less. Uncertainty about our financial condition can also prompt payment processing providers or banking partners to impose minimum cash balance, capital reserve, or other credit support requirements, delay settlements, or restrict processing, which would further reduce our available cash.

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

Risks Related to Our Indebtedness & Liquidity

Our credit facilities impose restrictions that limit management’s discretion in operating our business, which could impair our ability to satisfy our debt obligations.

Our credit facilities include restrictive covenants that, among other things, restrict our ability to: incur additional debt; pay dividends and make distributions; make certain investments; prepay certain debt; create liens; enter into transactions with affiliates; modify the nature of our business; transfer and sell assets, including material IP; amend our organizational documents; and merge or consolidate. These restrictions could impede a refinancing, a new financing, or other strategic transactions, or require a lender consent or waiver that may be unavailable or costly. Our revolving credit facility also contains a springing financial covenant that requires compliance with a leverage ratio when borrowings thereunder exceed certain levels, and a decline in our financial performance or an increase in revolver borrowings could cause this springing covenant to apply or otherwise reduce covenant headroom. Our failure to comply with any of these covenants could lead to a default under our credit facilities, which would entitle our lenders to accelerate and declare due and payable all amounts owed thereunder and exercise remedies against collateral, in which case we might be unable to continue operations on existing terms.

As of September 30, 2026, our total debt, excluding unamortized debt discounts and debt issuance costs, was $387.1 million. Because our debt has a variable interest rate, we incur higher interest costs if interest rates increase. Interest rates increased significantly in 2023, have increased again in 2026, and may continue to remain elevated in the future. Any increase in interest costs could adversely affect our financial condition.

Our current debt and any future increases thereto could adversely affect our financial condition by: making it more difficult to satisfy our obligations; increasing our vulnerability to negative economic, regulatory, and industry conditions; limiting our ability to obtain additional financing for future net working capital, capital expenditures, strategic investments, acquisitions, and other purposes; requiring us to dedicate a substantial portion of our cash flows from operating activities to fund payments on our debt, thereby reducing funds available for operations, seller payments, capital reserve requirements, and other purposes; limiting our flexibility in planning for, or reacting to, changes in our business and industry; making us more vulnerable to interest rate increases; and placing us at a competitive disadvantage compared to our competitors that have less debt. If we are unable to service or refinance our debt when due, we may need to seek lender concessions or pursue a refinancing, a new financing, or other strategic transactions, and security holders could suffer substantial losses.

We may be unable to generate sufficient cash flows and/or obtain additional financing when necessary or desirable.

As of September 30, 2026, we had cash and cash equivalents of $44.8 million, which is available to us to fund our operating, investing, and financing activities. Our ability to use this cash to fund operations and meet our obligations depends on: the amount and timing of ticket sales; commercial terms with sellers, partners, and vendors; debt service payments; minimum cash balance, capital reserve, and other credit support requirements; and restrictions on cash held by our subsidiaries. If our operating cash flows or balances decline or our access to credit is reduced, we could exhaust our available liquidity sooner than anticipated. There can be no assurance that our business will generate sufficient cash flows from operating activities, or that we will be able to obtain financing, in an amount sufficient to fund our future operations or other liquidity needs.

In the future, we may need and be unable to obtain additional debt or equity financing on favorable terms, if at all, which could hinder our ability to successfully compete and adversely affect our business. Specifically, we may be unable to, among other things: further develop and enhance our platform and solutions; continue to invest in our technology and marketing efforts; attract, hire, develop, motivate, and retain employees; respond to competitive pressures and/or unanticipated working capital requirements; or pursue acquisition opportunities. Our ability to obtain debt financing (which could require higher interest rates, additional collateral, restrictive covenants, and fees) and equity financing will depend on several factors, including general economic and capital market conditions (e.g., interest rates and inflationary concerns), credit availability from banks or other lenders, investor confidence, and our results of operations. Further, if we were to raise additional equity financing, it would dilute the ownership and voting power of our existing stockholders, and any new equity securities we issue could have rights, preferences, and privileges superior to those of our Class A common stock.

Risks Related to the Ownership of Our Securities & Organizational Structure

The interests of our significant stockholders may conflict with those of us or our other stockholders.

As of September 30, 2026, affiliates of GTCR LLC (“GTCR”) and Eldridge Industries, LLC (“Eldridge”) beneficially owned approximately 33% and 24%, respectively, of our outstanding Class A common stock. For so long as they continue to do so, they will be able to exert significant influence over, and, acting together, may be able to cause or prevent a change of control and/or unsolicited acquisition of, our company. This ownership concentration could deprive our securityholders of an opportunity to receive a premium for their securities as part of a potential acquisition and, ultimately, may affect the market price of our securities.

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

GTCR, Eldridge, and their respective affiliates engage in a broad spectrum of activities and investments, including in our industry. In the ordinary course of their business, they may engage in activities where their interests conflict with those of us or our other stockholders, such as investing in or advising businesses that are our competitors, suppliers, or customers. Their interests may differ from those of us and other stockholders in connection with a refinancing, a new financing, or other strategic transactions, which may change their relative ownership or control. Our amended and restated certificate of incorporation (as amended, our “Charter”) provides that GTCR, Eldridge, their respective affiliates, and each of their respective directors, partners, principals, officers, members, managers, and employees (including any such person who serves as one of our directors and/or officers) have no duty to refrain from engaging in the same or similar business activities or lines of business in which we operate. In addition, GTCR, Eldridge, and their respective affiliates may pursue acquisition opportunities that are complementary to our business (and therefore would not be available to us), in addition to pursuing acquisitions, divestitures, and other transactions that they believe could enhance their respective investments, even though such transactions may involve risks to our other security holders and/or prove not to be beneficial.

Our principal assets are the equity interests in our subsidiaries, and we are accordingly dependent upon our subsidiaries’ cash flows to satisfy our obligations.

As a holding company, our principal assets are the equity interests in our subsidiaries, through which we conduct substantially all of our operations. Our ability to satisfy our obligations, including taxes, debt payments, and other expenses, is therefore dependent upon our subsidiaries’ earnings and their distribution of those earnings, or of loans or other payments, to us. If our subsidiaries are unable to make such distributions, loans, or other payments, including because of their status as borrowers or guarantors under our credit facilities, restrictions under any other debt they may incur, and/or applicable laws and regulations related to the availability of sufficient surplus funds, our financial condition (including our liquidity) could be adversely affected and we may be unable to satisfy our obligations. The terms of refinancing at a subsidiary (such as Vegas.com, which is the borrower under our revolving credit facility) could further restrict transfers of cash to us even if that subsidiary continues to generate operating cash.

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

As of the date of this Report, there were outstanding warrants to purchase 1.9 million shares of Class A common stock (950,000 at an exercise price of $200.00 per share and 950,000 at an exercise price of $300.00 per share).

The issuance of new shares of Class A common stock (either on its own, such as in connection with the Corporate Simplification, a refinancing, a new financing, or other strategic transactions, or upon the exercise of these warrants) would increase the number of shares eligible for resale in the public market and dilute the ownership and voting power of our existing stockholders. Sales of substantial numbers of such shares, or the fact that such shares may be issued, could adversely affect the market price of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer & Affiliated Purchasers

The following table provides information related to repurchases of Class A common stock during the three months ended September 30, 2026 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1-31, 2026	—	$—	—	$59,080
August 1-31, 2026	—	—	—	59,080
September 1-30, 2026	—	—	—	59,080
Total	—	$—	—	$59,080
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

		S-4	2.2	5/28/2021
2.3	Plan of Merger, dated October 18, 2021, among Horizon Acquisition Corporation, Horizon Sponsor, LLC, Hoya Topco, LLC, Hoya Intermediate, LLC and Vivid Seats Inc.	10-Q	2.3	11/15/2021
2.4	Agreement and Plan of Merger, dated November 3, 2023, among Vivid Seats Inc., Viva Merger Sub I, LLC, Viva Merger Sub II, LLC, VDC Holdco, LLC, the Unitholders named therein, and the Unitholders’ Representative named therein	8-K	2.1	11/7/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	10/22/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	10-Q	3.2	11/6/2025
3.3	First Amendment to Amended and Restated Bylaws	10-Q	3.2	5/10/2022
3.4	Amended and Restated Bylaws	8-K	3.2	10/22/2021
4.1	Private Warrant Agreement, dated October 15, 2021, between Hoya Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.8	10/22/2021
4.2	Private Warrant Agreement, dated October 15, 2021, between Horizon Acquisition Corporation and Continental Stock Transfer & Trust Company	8-K	10.9	10/22/2021
4.3	Private Warrant Agreement, dated October 31, 2025, between Vivid Seats Inc. and Continental Stock Transfer & Trust Company	8-K	10.2	11/6/2025
4.4	Specimen Class A Common Stock Certificate	10-K	4.2	3/15/2022
10.1	Credit Agreement, dated August 3, 2026, among Vegas.com, LLC, VDC-MGG Holdings, LLC, Barclays Bank PLC, and the lenders and loan parties from time to time party thereto	10-Q	10.2	8/4/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				*

32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

Vivid Seats Inc.

By:	/s/ Lawrence Fey
Lawrence Fey
Chief Executive Officer
November 9, 2026

By:	/s/ Joseph Thomas
Joseph Thomas
Chief Financial Officer
November 9, 2026